Form 10-Q
period 2021-06-30
Foresight Acquisition Corp.
filed 2021-08-20
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
1
9
, 2021, there were 32,457,000 shares of Class A common stock, par value $0.0001 per share, and 7,906,250 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

FORESIGHT ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$583,701	$179,512
Prepaid expenses	235,117	—

Total Current Assets	818,818	179,512
Deferred offering costs	—	215,448
Cash and securities held in Trust Account	316,260,434	—

Total Assets	$317,079,252	$394,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$170,932	$2,286
Accrued offering costs	15,450	94,960
Promissory note – related party	—	275,000

Total Current Liabilities	186,382	372,246
Warrant liabilities	15,732,417	—

Total Liabilities	15,918,799	372,246

Commitments (Note 6)
Class A common stock subject to possible redemption, 29,616,045 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	296,160,450	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,841,455 and no shares issued and outstanding (excluding 29,616,045 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	284	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020	791	791
Additional paid-in capital	10,706,135	24,209
Accumulated deficit	(5,707,207)	(2,286)

Total Stockholders’ Equity	5,000,003	22,714

Total Liabilities and Stockholders’ Equity	$317,079,252	$394,960

The accompanying notes are an int
e
gral part of the unaudited condensed consolidated financial statements.

FORESIGHT ACQUISITION CORP. CONDENSED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 202 1
General and administrative expenses	$639,534	$1,121,745

Loss from operations	(639,534)	(1,121,745)

Other income (expense):
Interest income	15	15
Interest earned on marketable securities held in Trust Account	10,434	10,434
Change in fair value of warrant liabilities	(9,894,792)	(4,593,625)

Other expense, net	(9,884,343)	(4,583,176)

Net loss	$(10,523,877)	$(5,704,921)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,616,045	30,496,324

Basic and diluted earnings per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	9,695,318	6,875,000

Basic and diluted net loss per share, non-redeemable common stock	$(1.09)	$(0.83)

The accompanying notes are an integral part of the unaudit
e
d condensed
consolidated
financial statements.

FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Equity
Balance — January 1, 2021	—	$—	7,906,250	$791	$24,209	$(2,286)	$22,714
Sale of 31,625,000 Units, net of underwriting discounts and offering costs	31,625,000	3,163	—	—	298,795,372	—	298,798,535
Sale of 832,500 Private Placement Units ,	832,500	83	—	—	8,044,042	—	8,044,125
Common stock subject to possible redemption	(30,668,432)	(3,067)	—	—	(306,681,253)	—	(306,684,320)
Net income	—	—	—	—	—	4,818,956	4,818,956

Balance – March 31, 2021	1,789,068	179	7,906,250	791	182,370	4,816,670	5,000,010
Change in value of common stock subject to redemption	1,052,387	105	—	—	10,523,765	—	10,523,870
Net loss	—	—	—	—	—	(10,523,877)	(10,523,877)

Balance – June 30, 2021	2,841,455	$284	7,906,250	$791	$10,706,135	$(5,707,207)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed consolidated
financial statements.

FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(5,704,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,593,625
Transaction costs associated with initial public offering	234,419
Interest earned on marketable securities held in Trust Account	(10,434)
Changes in operating assets and liabilities:
Prepaid expenses	(235,117)
Accrued expenses	168,646

Net cash used in operating activities	(953,782)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(316,250,000)

Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	316,250,000
Proceeds from sale of Private Placement Unit	8,325,000
Repayment of promissory note – related party	(275,000)
Payment of offering costs, including underwriting discount	(6,692,029)

Net cash provided by financing activities	317,607,971

Net Change in Cash	404,189
Cash – Beginning of period	179,512

Cash – End of period	$583,701

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$15,450

Initial classification of Class A common stock subject to possible redemption	$301,630,950

Change in value of Class A common stock subject to possible redemption	$(5,470,500)

The accompanying notes are an integral part of the unaudit
e
d condensed
consolidated
financial statements.

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Foresight Acquisition Corp. (the “Company”) was incorporated in Delaware on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company has three subsidiaries, FAC Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”),
FAC-A
Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger
Corp-A”),
and
FAC-B
Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger
Corp-B”
and, together with Merger
Corp-A,
the “Merger Corps” and each, a “Merger Corp”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed
consolidated
financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
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
consolidated
financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2020, as filed with the SEC on April 6, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2021. The December 31, 2020 condensed consolidated balance sheet was derived from the audited financial statements included in the Form 10-K. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
consolidated
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Cash Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were held cash.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
Warrant Liabilities
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the private warrants was estimated using a Monte Carlo simulation approach (see Note 10).

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. D
e
ferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.
Net Loss per Common Share
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
The Company’s statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class
method of income per share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.
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
non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$10,434	$10,434
Income and Franchise Tax available to be withdrawn from the Trust Account	(10,434)	(10,434)

Redeemable Net Earnings	$—	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	29,616,045	30,496,324
Basic and diluted income (loss) per share, Class A redeemable common stock	$0.00	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net loss minus Redeemable Net Earnings
Net loss	$(10,523,877)	$(5,704,921)
Redeemable Net Earnings	—	—

Non-Redeemable Net Loss	$(10,523,877)	$(5,704,921)

Denominator: Weighted Average Non-redeemable Class A and B Common stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	9,695,318	6,875,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(1.09)	$(0.83)

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 832,500 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $8,325,000, in a private placement. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share” or, collectively, “Private Placement Shares”) and one-third
of one warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account.

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In October 2020, the Sponsors purchased an aggregate of 7,906,250 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the nu
m
ber of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.
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
Promissory Notes — Related Parties
On October 22, 2020 and October 27, 2020, the Sponsors issued unsecured promissory notes to the Company (the “Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Notes are non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes of $275,000 as of December 31, 2020 was repaid at the closing of the Initial Public Offering on February 12, 2021. Borrowings under the Promissory Note are no longer available.
On August
19
, 2021, our Sponsor committed to provide us with an aggregate of $300,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020 and June 30, 2021, there were no amounts outstanding under the Working Capital Loans
.
Administrative Services Agreement
The Company agreed, commencing on February 9, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $46,071 of such fees.
NOTE 6. COMMITMENTS

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

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 2,841,455 and 0 shares, respectively, of Class A common stock issued and outstanding, excluding 29,616,045 and 0 shares, respectively, of Class A common stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,906,250 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
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

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Units):

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

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 9. PROPOSED BUSINESS COMBINATION
On May 25, 2021, the Company, P3 Health Group Holdings, LLC (“P3”) and FAC Merger Sub LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) and (ii) the Company;
FAC-A
Merger Sub Corp. and
FAC-B
Merger Sub Corp. (together, the “Merger Corps”); CPF P3
Blocker-A,
LLC and CPF P3
Blocker-B,
LLC (together, the “Blockers”); CPF P3 Splitter, LLC (“Splitter”); Chicago Pacific Founders
Fund-A,
L.P.; and Chicago Pacific Founders
Fund-B,
L.P. entered into a transaction and combination agreement (the “Blocker Agreement” and, together with the Merger Agreement, the “Transaction Agreements”) pursuant to which, among other things, upon the satisfaction or waiver of the conditions set forth in the Transaction Agreements, P3 will merge with and into Merger Sub, with Merger Sub as the surviving company (the “Surviving Company”), and the Merger Corps will merge with and into the Blockers, with the Blockers as the surviving entities and wholly-owned subsidiaries of the Company (collectively, the “Transaction”). Through the foregoing mergers and other related transactions, immediately after the closing, the Company and P3 will be organized in an
“Up-C”
structure in which all of the P3 operating subsidiaries will be held directly or indirectly by the Surviving Company and the Company will directly own approximately 30% of the Surviving Company and will become the sole manager of the Surviving Company.
The Mergers
Pursuant to the Blocker Agreement, on the Closing Date (as defined in the Merger Agreement) and prior to the time that the P3 Merger (as defined in the Merger Agreement) becomes effective (the “Effective Time”), Splitter (a member of P3) will make a liquidating distribution of its units in P3 to its members, which includes the Blockers (the “Blocker Reorganization”). Following the Blocker Reorganization, the P3 Merger will be effected, pursuant to which P3 will merge into Merger Sub, with Merger Sub as the Surviving Company and the Company as its sole manager. Pursuant to the Blocker Agreement and after the P3 Merger, Foresight will acquire the Blockers by merging each Blocker with a Merger Corp, with the Blockers as the surviving entities (the “Blocker Mergers”). Pursuant to the Blocker Agreement, the surviving entity of each Blocker Merger will be merged with and into the Company, with the Company as the surviving entity.
Merger Consideration and Conversion of Securities
The merger consideration to be paid to the members of P3 (the “P3 Unitholders”) pursuant to the Merger Agreement will have an aggregate value of $2,126,000,000 (the “Merger Consideration”), and will (assuming no redemptions of Public Shares and aggregate proceeds from the PIPE (as defined below) of $208,703,070) consist of (i) 181,104,693 common units of the Surviving Company (“Surviving Company Common Units”) (with a deemed value of $10 per unit) (the “Equity Consideration”) and (ii) cash in an aggregate amount of $314,953,070 (the “Cash Consideration”). However, in the event the net cash of the Company and the Surviving Company immediately after the closing of the Transaction (but excluding any cash held by P3 and its subsidiaries) is less than $180 million, the Cash Consideration will be reduced by such shortfall and the Equity Consideration would be increased by the amount of such shortfall, such that the Merger Consideration aggregate value of $2,126,000,000 will remain unchanged.
The Cash Consideration and the Equity Consideration will be allocated among the P3 Unitholders consistent with what each P3 Unitholder would receive if the Cash Consideration and the Equity Consideration were distributed prior to the P3 Merger in accordance with P3’s limited liability company agreement (the “P3 LLC Agreement”), subject to certain requirements (such as no P3 Unitholder receiving any fractional Surviving Company Common Units). Each P3 Unitholder has the option, exercisable at least ten business days prior to the Closing Date, to elect to receive additional Surviving Company Common Units (at the deemed $10 value per unit) in lieu of its portion of the Cash Consideration (a “Consideration Election”).
Pursuant to the Merger Agreement, on the Closing Date, all of the shares of the Company’s Class B common stock will be converted into shares of Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, such that only shares of the Company’s Class A Common Stock and newly-designated Class V Common Stock (defined below) are outstanding at the Closing.
Pursuant to the Merger Agreement, on the Closing Date and prior to the P3 Merger, the Company will (i) amend and restate its amended and restated certificate of incorporation substantially in the form attached as an exhibit to the Merger Agreement and (ii) amend and restate its bylaws in the form attached as an exhibit to the Merger Agreement. The Company’s further amended and restated certificate of incorporation will provide for, in addition to the Class A common stock, a class of stock which has voting rights but no economic rights (“Class V Common Stock”). The shares of Class V Common Stock will vote together with the shares of Class A common stock as a single class, with each share of Class A common stock and Class V Common Stock entitling the holder to one vote. The shares of Class V Common Stock will be “stapled” to the Surviving Company Common Units, with the holders of Surviving Company Common Units (other than the Company) holding one share of Class V Common Stock for each Surviving Company Common Unit held.
Prior to the P3 Merger, the Company will contribute (or cause to be contributed) to Merger Sub the proceeds of the PIPE    and the net funds in the trust account (after taking into account any redemptions of Public Shares, but less the amount of cash necessary to fund the payments to the owners of the Blockers pursuant to the Blocker Agreement), and Merger Sub will (i) issue to the Company units of Merger Sub equal to the number of outstanding shares of the Company’s Class A common stock and (ii) grant to the Company warrants to acquire units of Merger Sub equal to the number of outstanding warrants to purchase the Company’s Class A common stock.
Pursuant to the Merger Agreement, after the foregoing transactions, the P3 Merger will be effected, with (i) all of the membership interests of P3 being converted into the right to receive a combination of Cash Consideration and Equity Consideration, (ii) each outstanding unit of Merger Sub being converted into one Surviving Company Common Unit, and (iii) the Surviving Company becoming a partially-owned LLC subsidiary of the Company with the Company as the sole manager of the Surviving Company.
As contemplated by the Merger Agreement, on the Closing Date and immediately after the P3 Merger, each P3 Unitholder that is an “accredited investor” will have the opportunity to subscribe for Class V Common Stock from Foresight for a subscription price equal to its par value (which subscription price will be offset against the Merger Consideration). Each subscribing P3 Unitholder will purchase shares of Class V Common Stock equal to the Surviving Company Common Units such P3 Unitholder receives in the P3 Merger.

Pursuant to the Blocker Agreement, Foresight will acquire 100% of the outstanding equity of each Blocker through the Blocker Mergers, and the applicable Blocker Owner will receive a number of shares of Foresight Class A Common Stock and cash equal to the number of Surviving Company Common Units and cash that the applicable Blocker would receive pursuant to the P3 Merger in the absence of any Consideration Election.
Subscription Agreements
Contemporaneously with the execution of the Merger Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to purchase shares of the Company’s Class A Common Stock (such shares, collectively, the “PIPE Shares”, and such transaction, the “PIPE”) w
i
th an aggregate value of $208,703,070, representing 20,870,307 PIPE Shares at a price of $10.00 per share. The closing of the sale of the PIPE Shares will be contingent upon the substantially concurrent consummation of the Transaction and the satisfaction of other customary closing conditions.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	14,652,917
Warrant Liability – Private Placement Warrants	3	910,000
Warrant Liability – Underwriter Warrants	3	169,500
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
Measurement
The Company utilizes a
Cox-Ross-Rubenstein
lattice model to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.
The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and June 30, 2021 (Private Placement Warrants only):

	Input	February 12, 2021 (Initial Measurement)	June 30, 2021
Risk-free interest rate		0.56%	0.85%
Trading days per year		252	252
Expected volatility		17.8%	21.5%
Exercise price		$11.50	$11.50
Stock Price		$9.65	$9.89

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

On February 12, 2021,
the fair value of the
Private Placement Warrants and Public Warrants were determined to be $1.05 and $1.03 per warrant for aggregate values of $0.2 million and 10.8 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 12, 2021 (including over-allotment)	280,875	10,857,917	11,138,792
Change in valuation inputs or other assumptions	$798,625	$3,795,000	$4,593,625

Fair value as of June 30, 2021	$1,079,500	$14,652,917	$15,732,417

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $10,857,917 during the period from February 12, 2021 through June 30, 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except for as described below, that would have required adjustment or disclosure in the financial statements.
The SEC filing fee for the Preliminary Proxy Statement filed August 12, 2021 was paid by P3 Health Group Holdings, LLC (“P3”) on behalf of the Company for which the Company needs to reimburse them one half of the total. The total SEC filing fee paid by P3 was $231,947. Pursuant to the merger agreement, the Company must reimbursement P3 a total of $115,973.50.

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
Overview
We are a blank check company formed under the laws of the State of Delaware on August 20, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrant, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Proposed Business Combination
On May 25, 2021, the Company, P3 Health Group Holdings, LLC (“P3”) and FAC Merger Sub LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) and (ii) the Company;
FAC-A
Merger Sub Corp. and
FAC-B
Merger Sub Corp. (together, the “Merger Corps”); CPF P3
Blocker-A,
LLC and CPF P3
Blocker-B,
LLC (together, the “Blockers”); CPF P3 Splitter, LLC (“Splitter”); Chicago Pacific Founders
Fund-A,
L.P.; and Chicago Pacific Founders
Fund-B,
L.P. entered into a transaction and combination agreement (the “Blocker Agreement” and, together with the Merger Agreement, the “Transaction Agreements”) pursuant to which, among other things, upon the satisfaction or waiver of the conditions set forth in the Transaction Agreements, P3 will merge with and into Merger Sub, with Merger Sub as the surviving company (the “Surviving Company”), and the Merger Corps will merge with and into the Blockers, with the Blockers as the surviving entities and wholly-owned subsidiaries of the Company (collectively, the “Transaction”). Through the foregoing mergers and other related transactions, immediately after the closing, the Company and P3 will be organized in an
“Up-C”
structure in which all of the P3 operating subsidiaries will be held directly or indirectly by the Surviving Company and the Company will directly own approximately 30% of the Surviving Company and will become the sole manager of the Surviving Company.
Consummation of the Transaction is subject to customary and other conditions, including, among other things: (i) the stockholders of the Company having approved, among other things, the transactions contemplated by the Merger Agreement and the Blocker Agreement; (ii) the absence of any governmental order that would prohibit the Transaction; (iii) the completion of all required filings under the Hart-Scott-Rodino Act; (iv) the required approvals to consummate the Transaction; (v) after giving effect to (A) the payment by the Company of any of the company’s expenses, fees or costs incurred related to the Merger Agreement, (B) the exercise of redemption rights by holders of the outstanding shares of the Company’s Class A common stock and (C) the sale and issuance by the Company of the Company’s Class A common stock between the date of the Merger Agreement and the Effective Time (as defined in the Merger Agreement) pursuant to the PIPE Subscription Agreements (as defined in Note 9 to the financial statements contained elsewhere in this Quarterly Report) and (D) the sale and issuance by the Company of any other securities of the Company in accordance with the provisions of the Merger Agreement between the date of the Merger Agreement and the Effective Time, the amount of cash held by Foresight and the Surviving Company in the aggregate, whether in or outside the Trust Account shall be at least $400,000,000; and (vi) the representations and warranties of the other parties to the Merger Agreement being true and correct, subject to the de minimis, materiality and material adverse effect standards contained in the Merger Agreement. The proposed Transaction is more fully described in Note 9 to the financial statements contained elsewhere in this Quarterly Report.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 20, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $10,523,877, which consists of formation and operational costs of $639,534 and change in fair value of warrant liabilities of $9,894,792, offset by interest income from the bank of $15 and interest earned on marketable securities held in Trust Account of $10,434.
For the six months ended June 30, 2021, we had net loss of $5,704,921, which consists of formation and operational costs of $1,121,745 and change in fair value of warrant liabilities of $4,593,625, offset by interest income from the bank of $15 and interest earned on marketable securities held in Trust Account of $10,434.
Liquidity and Capital Resources
As
of June 30, 2021, we had cash of $583,701
and a funding commitment from related parties of $300,000
. Until
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
For the six months ended June 30, 2021, cash used in operating activities was $953,782. Net loss of $5,704,921 was affected by the change in the fair value of the warrant liabilities of $4,593,625, transaction costs associated with the IPO of $234,419, and interest earned on marketable securities held in Trust Account of $10,434. Changes in operating assets and liabilities used $66,471 of cash for operating activities.

As of June 30, 2021, we had cash held in the Trust Account of $316,260,434. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of
June 30, 2021, we had cash of $583,701 and a funding commitment from related parties of $300,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
13a-15f
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in Note 2 to the accompanying unaudited financial statements, a material weakness existed and our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021.
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
On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC published a statement on the SEC’s website indicating that the terms of the public and private warrants issued by many special purpose acquisition companies may need to be accounted for as liabilities, rather than as equity. As a result of this statement from the SEC Staff, the Company, along with many other current and former special purpose acquisition companies, concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement and engaged a valuation firm to determine the fair market value of its warrants. Accordingly, we reevaluated the accounting treatment of our 10,541,667 public warrants, 277,500 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
Our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
General Risk Factors
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting
.
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
We paid a total of $6,325,000 in underwriting discounts and $502,967 for other offering costs and expenses related to the IPO.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

2.1 (1)	Agreement and Plan of Merger, dated as of May 25, 2021, by and among the Company, FAC Merger Sub LLC and P3 Health Group Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021).

2.2 (1)	Transaction and Combination Agreement, dated as of May 25, 2021, by and among the Company, the Merger Corps, the Blockers, Splitter, and the Blocker Owners (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021).

10.1	Sponsor Support Agreement, dated as of May 25, 2021, by and among Foresight Sponsor Group, LLC, FA Co-Investment LLC, the Company and P3 Health Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with
Regulation S-K Item
601(a)(5) or Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESIGHT ACQUISITION CORP.

Date: August 19, 2021	By:	/s/ Michael Balkin
	Name:	Michael Balkin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Gerald Muizelaar
	Name:	Gerald Muizelaar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)