Form 10-Q
period 2021-09-30
Foresight Acquisition Corp.
filed 2021-11-18
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40033

FORESIGHT ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2992794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2045 W. Grand Avenue
Suite B, PMB 82152
Chicago, IL 60612
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
1
8
, 2021, there were 40,363,750 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

FORESIGHT ACQUISITION CORP.
FORM10-QFOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 (unaudited)	2
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020 (unaudited)	3
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021 (unaudited)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$97,290	$179,512
Prepaid expenses	255,960	—

Total Current Assets	353,250	179,512
Deferred offering costs	—	215,448
Cash and securities held in Trust Account	316,264,504	—

Total Assets	$316,617,754	$394,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$374,902	$2,286
Accrued offering costs	15,450	94,960
Promissory note – related party	—	275,000

Total Current Liabilities	390,352	372,246
Warrant liabilities	10,216,242	—

Total Liabilities	10,606,594	372,246
Commitments (Note 7)
Class A common stock subject to possible redemption, 31,625,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	316,250,000	—
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 832,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	83	—
Class B common shares, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	791	791
Additional paid-in capital	—	24,209
Accumulated deficit	(10,239,714)	(2,286)

Total Stockholders’ Equity (Deficit)	(10,238,840)	22,714

Total Liabilities and Stockholders’ Equity (Deficit)	$316,617,754	$394,960

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORESIGHT ACQUISITION CORP. CONDENSED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$639,534	$1,121,745

Loss from operations	(639,534)	(1,121,745)

Other income (expense):
Interest income	15	15
Interest earned on marketable securities held in Trust Account	10,434	10,434
Change in fair value of warrant liabilities	(9,894,792)	(4,593,625)

Other expense, net	(9,884,343)	(4,583,176)

Net los s	$(10,523,877)	$(5,704,921)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,616,045	30,496,324

Basic and diluted earnings per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	9,695,318	6,875,000

Basic and diluted net loss per share,non-redeemablecommon stock	$(1.09)	$(0.83)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$669,547	$1,791,292

Loss from operations	(669,547)	(1,791,292)

Other income:
Interest income	9	24
Interest earned on marketable securities held in Trust Account	4,070	14,504
Change in fair value of warrant liabilities	5,516,175	922,550

Other expense, net	5,520,254	937,078

Net income (loss)	$4,850,707	$(854,214)

Basic and diluted weighted average shares outstanding of Class A common stock	32,457,500	27,345,147

Basic and diluted net income (loss) per share, Class A Common stock	$0.12	$(0.02)

Basic and diluted weighted average shares outstanding of Class B common stock	7,906,250	7,743,819

Basic and diluted net income (loss) per share, Class B Common stock	$0.12	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Equity (Deficit)
Balance — January 1, 2021	—	$—	7,906,250	$791	$24,209	$(2,286)	$22,714
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,068,251)	(9,383,214)	(17,451,465)
Sale of 832,500 Private Placement Units, Net	832,500	83	—	—	8,044,042	—	8,044,125
Net income	—	—	—	—	—	4,818,956	4,818,956

Balance – March 31, 2021	832,500	83	7,906,250	791	—	(4,566,544)	(4,565,670)

Net loss	—	—	—	—	—	(10,523,877)	(10,523,877)

Balance – June 30, 2021	832,500	83	7,906,250	791	$—	(15,090,421)	(15,089,547)

Net income	—	—	—	—	—	4,850,707	4,850,707

Balance – September 30, 2021	832,500	$83	7,906,250	$791	$—	$(10,239,714)	$(10,238,840)

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 202
0

	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Equity (Deficit)
Balance — August 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,875,000	687	—	—	—
Net income	—	—	—	—	—	—	—

Balance – September 30, 2020	—	$—	6,875,000	$687	$—	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Nine months Ended September 30, 2021		For the period of August 20, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net (loss)	$(854,214	) $	—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(922,550)		—
Interest earned on investments held in Trust Account	(14,504)		—
Transaction costs associated with initial public offering	234,419		—
Changes in operating assets and liabilities:	—		—
Prepaid expenses	(255,960)		—
Accounts payable and accrued expenses	372,616		—

Net cash used in operating activities	(1,440,193)		—

Cash Flows from Investing Activities:
Investment of cash into trust Account	(316,250,000)		—

Net cash used in investing activities	(316,250,000)		—

Cash Flows from Financing Activities:
Proceeds from sale of Units	309,924,999		—
Proceeds from sale of Private Placement Unit	8,325,000		—
Repayment of promissory note – related party	(275,000)		—
Payment of offering costs, including underwriting discount	(367,028)		—

Net cash provided by financing activities	317,607,971		—

Net Change in Cash	(82,222)		—
Cash – Beginning of period	179,512		—

Cash – End of period	$97,290		$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$15,450		$—

Initial classification of Class A common stock subject to possible redemption	$316,250,000		$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Foresight Acquisition Corp. (the “Company”) was incorporated in Delaware on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company has three wholly-owned subsidiaries, FAC Merger Sub LLC, a Delaware limited liability company subsidiary of the Company (“Merger Sub”),
FAC-A
Merger Sub Corp., a Delaware corporation subsidiary of the Company (“MergerCorp-A”),and
FAC-B
Merger Sub Corp., a Delaware corporation subsidiary of the Company (“MergerCorp-B” and, together with MergerCorp-A, the “Merger Corps” and each, a “Merger Corp”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2021. On February 12, 2021, the Company consummated the Initial Public Offering of 31,625,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,125,000 Units, at $10.00 per Unit, generating gross proceeds of $316,250,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 832,500 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Foresight Sponsor Group, LLC (the “Sponsor”) and FACo-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) ( “FACo-Investment” and, together with the Sponsor, the “Sponsors”) generating gross proceeds of $8,325,000, which is described in Note 5.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.
The Company will provide the stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 6), Private Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.
Liquidity and Capital Resources
As of September 30, 2021, the Company had $97,290 in its operating bank accounts, $316,264,504 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital $267,654, which excludes franchise taxes payable of $150,000. On August 19, 2021, the sponsor committed to provide up to $300,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans. As of September 30, 2021 there were no working capital loans outstanding. On October 27, 2021, the sponsor committed to provide up to an additional $600,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans will follow the same structure as the $300,000 working capital loans as described above. The total commitment provided by the Sponsor will total $900,000, where none of which has been borrowed as of September 30, 2021.
The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or February 21, 2023, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the[Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be revised to report all public shares as temporary equity. As such the Company is reporting upon revisions to those periods in this Quarterly Report.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 12, 2021 ( unaudited )	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$301,630,948	$14,619,052	$316,250,000
Class A common stock	$230	$(147)	$83
Additional paid-in capital	$5,235,691	$(5,235,691)	$—
Accumulated deficit	$(236,705)	$(9,383,214)	$(9,619,919)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(14,619,052)	$(9,619,045)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$306,684,320	$9,565,680	$316,250,000
Class A common stock	$179	$(96)	$83
Additional paid-in capital	$182,370	$(182,370)	$—
Retained earnings	$4,816,670	$(9,383,214)	$(4,566,544)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(9,565,680)	$(4,565,670)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$296,160,450	$20,089,550	$316,250,000
Class A common stock	$284	$(201)	$83
Additional paid-in capital	$10,706,135	$(10,706,135)	$—
Retained earnings	$(5,707,207)	$(9,383,214)	$(15,090,421)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(20,089,550)	$(15,089,547)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$301,630,950	$14,619,050	$316,250,000
Change in value of Class A common stock subject to possible redemption	5,053,370	(5,053,370)	—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$301,630,950	$14,619,050	$316,250,000
Change in value of Class A common stock subject to possible redemption	(5,470,500)	5,470,500	—

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021	As Previously Reported	Adjusted	As Restated
Sales of 31,625,000 Units, net of underwriting discounts	298,798,535	(298,798,535)	—
Sale of 832,500 Private Placement Units (Private Placement Shares)	8,044,125	—	8,044,125
Initial value of common stock subject to possible redemption at IPO date	(301,630,950)	301,630,950	—
Change in value of common stock subject to redemption	(5,053,370)	5,053,370	—
Accretion for Class A common stock to redemption amount	—	(17,451,465)	(17,451,465)
Total stockholders’ equity (deficit)	5,000,010	(9,565,680)	(4,565,670)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021	As Previously Reported	Adjusted	As Restated
Change in value of common stock subject to redemption	(5,470,500)	5,470,500	—
Total stockholders’ equity (deficit)	5,000,003	(20,089,550)	(15,089,547)
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2021	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,163,095	31,625,000	29,616,045	31,625,000	30,496,324	31,625,000
Basic and diluted net loss per share, Class A common stock	$—	$0.12	$—	$(0.27)	$—	$(0.15)
Basic and diluted weighted average shares outstanding, Class B common stock subject to possible redemption	8,611,731	7,715,000	9,695,318	7,715,000	6,875,000	7,715,000
Basic and diluted net loss per share, Class B common stock	$0.56	$0.12	$(1.09)	$(0.27)	$(0.83)	$(0.15)
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
The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Cash Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held cash.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(10,857,917)
Class A common stock issuance costs	(6,593,548)
Plus:
Accretion of carrying value to redemption value	17,451,465

Class A common stock subject to possible redemption	$316,250,000
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the private warrants was estimated using a binomial lattice simulation approach (see Note 12).

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.
Net Income (loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,819,167 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,900,575	$950,132	$(665,697)	$(188,517)
Denominator:
Basic and diluted weighted average stock outstanding	32,457,500	7,906,250	27,345,147	7,743,819

Basic and diluted net income (loss) per common stock	$0.12	$0.12	$(0.02)	$(0.02)

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)to
simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 31,625,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,125,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10).
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
SEPTEMBER 30, 2021
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
On August 19, 2021, our Sponsor committed to provide us with an aggregate of $300,000 in loans. The loans, if issued, will be non-interest
bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020 and September 30, 2021, there were no amounts outstanding under the Working Capital Loans
.
Administrative Services Agreement
The Company agreed, commencing on February 9, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $79,745 of such fees. As of September 30, 2021, $10,000 remained unpaid in the accrued expenses line item on the condensed balance sheet.
NOTE 7. COMMITMENTS

Registration Rights
Pursuant to a registration rights agreement entered into on February 9, 2021, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or upon the exercise of any warrants included within units issued upon conversion of Working Capital Loans will be entitled to registration rights to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, FACo-Investment may not exercise its demand or “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 31,625,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding
Prior to the Company’s initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the Company’s board of directors for any reason. On any other matter submitted to a vote of the Company’s stockholders, holders of Class A common stock and holders of Class B common stock will vote together as a single class, except as otherwise required by law. The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.
NOTE 9. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, there were 832,500 and 7,906,250 shares of Class A common stock issued and outstanding, respectively. The common stock outstanding as of September 30, 2021 represents the Private Placement shares which were not affected as a result of the equity reclass as described in Note 2.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 7,906,250 shares of Class B common stock issued and outstanding.
NOTE 10. WARRANT LIABILITIES
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
SEPTEMBER 30, 2021
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

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 11. PROPOSED BUSINESS COMBINATION
On May 25, 2021, the Company, P3 Health Group Holdings, LLC (“P3”) and FAC Merger Sub LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) and (ii) the Company; FAC-A Merger Sub Corp. and FAC-B Merger Sub Corp. (together, the “Merger Corps”); CPF P3 Blocker-A, LLC and CPF P3 Blocker-B, LLC (together, the “Blockers”); CPF P3 Splitter, LLC (“Splitter”); Chicago Pacific Founders Fund-A, L.P.; and Chicago Pacific Founders Fund-B,L.P. entered into a transaction and combination agreement (the “Transaction and Combination Agreement”) pursuant to which, among other things, upon the satisfaction or waiver of the conditions set forth in the Merger Agreement, P3 will merge with and into Merger Sub, with Merger Sub as the surviving company (the “Surviving Company”), and pursuant to the Transaction and Combination Agreement, the Merger Corps will merge with and into the Blockers, with the Blockers as the surviving entities and wholly-owned subsidiaries of the Company (collectively, the “Business Combinations”). Pursuant to the Transaction and Combination Agreement, the surviving entity of each Blocker Merger will be merged with and into the Company, with the Company as the surviving entity. Through the foregoing mergers and other related transactions, immediately after the closing, the Company and P3 will be organized in an “Up-C” structure in which all of the P3 operating subsidiaries will be held directly or indirectly by the Surviving Company and the Company will directly own approximately 28.6% of the Surviving Company and will become the sole manager of the Surviving Company.
The Mergers
Pursuant to the Transaction and Combination Agreement, on the Closing Date (as defined in the Merger Agreement) and prior to the time that the P3 Merger (as defined in the Merger Agreement) becomes effective (the “Effective Time”), Splitter (a member of P3) will make a liquidating distribution of its units in P3 to its members, which includes the Blockers (the “Blocker Reorganization”). Following the Blocker Reorganization, the P3 Merger will be effected, pursuant to which P3 will merge into Merger Sub, with Merger Sub as the Surviving Company and the Company as its sole manager. Pursuant to the Transaction and Combination Agreement and after the P3 Merger, Foresight will acquire the Blockers by merging each Blocker with a Merger Corp, with the Blockers as the surviving entities (the “Blocker Mergers”). Pursuant to the Transaction and Combination Agreement, the surviving entity of each Blocker Merger will be merged with and into the Company, with the Company as the surviving entity.
Merger Consideration
The merger consideration to be paid to the members of P3 (the “P3 Equityholders”) pursuant to the Merger Agreement will have an aggregate value of $2,126,000,000 (the “Merger Consideration”), and will (assuming no redemptions of Public Shares and aggregate proceeds from the PIPE (as defined below) of $208,703,070)
consist of a mix of up to approximately
(i) 182,104,693 common units of the Surviving Company (“Surviving Company Common Units”) (with a deemed value of $10 per unit) (the “Equity Consideration”) and (ii) cash in an aggregate amount of $305 million (the “Cash Consideration”). However, in the event the net cash of the Company and the Surviving Company immediately after the closing of the Business Combinations (but excluding any cash held by P3 and its subsidiaries) is less than
$180 million, the Cash Consideration will be reduced by such shortfall and the Equity Consideration would be increased by the amount of such shortfall, such that the Merger Consideration aggregate value of $2,126,000,000 will remain unchanged.
The Cash Consideration and the Equity Consideration will be allocated among the P3 Equityholders consistent with what each P3 Equityholder would receive if the Cash Consideration and the Equity Consideration were distributed prior to the P3 Merger in accordance with P3’s limited liability company agreement (the “P3 LLC Agreement”), subject to certain requirements (such as no P3 Equityholder receiving any fractional Surviving Company Common Units). Each P3 Equityholder has the option, exercisable at least ten business days prior to the Closing Date, to elect to receive additional Surviving Company Common Units (at the deemed
$10
value per unit) in lieu of its portion of the Cash Consideration (a “Consideration Election”).
Immediately following the Closing, only shares of the Company’s Class A Common Stock and newly-designated Class V Common Stock (defined below) will be outstanding.
Pursuant to the Merger Agreement, on the Closing Date and prior to the P3 Merger, the Company will (i) amend and restate its amended and restated certificate of incorporation substantially in the form attached as an exhibit to the Merger Agreement and (ii) amend and restate its bylaws substantially in the form attached as an exhibit to the Merger Agreement. The Company’s further amended and restated certificate of incorporation will provide for, in addition to the Class A common stock, a class of stock which has voting rights but no economic rights (“Class V Common Stock”). The shares of Class V Common Stock will vote together with the shares of Class A common stock as a single class, with each share of Class A common stock and Class V Common Stock entitling the holder to one vote. The shares of Class V Common Stock will be “stapled” to the Surviving Company Common Units, with the holders of Surviving Company Common Units (other than the Company) holding one share of Class V Common Stock for each Surviving Company Common Unit held.
Prior to the P3 Merger, the Company will contribute (or cause to be contributed) to Merger Sub the proceeds of the PIPE    and the net funds in the trust account (after taking into account any redemptions of Public Shares, but less the amount of cash necessary to fund the payments to the owners of the Blockers pursuant to the Transaction and Combination Agreement), and Merger Sub will (i) issue to the Company units of Merger Sub equal to the number of outstanding shares of the Company’s Class A common stock and (ii) grant to the Company warrants to acquire units of Merger Sub equal to the number of outstanding warrants to purchase the Company’s Class A common stock.
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
As contemplated by the Merger Agreement, on the Closing Date and immediately after the P3 Merger, each P3 Equityholder that is an “accredited investor” will have the opportunity to subscribe for Class V Common Stock from Foresight for a subscription price equal to its par value (which subscription price will be offset against the Merger Consideration). Each subscribing P3 Equityholder will purchase shares of Class V Common Stock equal to the Surviving Company Common Units such P3 Equityholder receives in the P3 Merger.

Pursuant to the Transaction and Combination Agreement, Foresight will acquire 100% of the outstanding equity of each Blocker through the Blocker Mergers, and the applicable Blocker Owner will receive a number of shares of Foresight Class A Common Stock and cash equal to the number of Surviving Company Common Units and cash that the applicable Blocker would receive pursuant to the P3 Merger in the absence of any Consideration Election.
Subscription Agreements
Contemporaneously with the execution of the Merger Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to purchase shares of the Company’s Class A Common Stock (such shares, collectively, the “PIPE Shares”, and such transaction, the “PIPE”) with an aggregate value of $208,703,070, representing 20,870,307 PIPE Shares at a price of $10.00 per share. The closing of the sale of the
PIPE Shares will be contingent upon the substantially concurrent consummation of the Business Combinations and the satisfaction of other customary closing conditions.
NOTE 12. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	9,276,667
Warrant Liability – Private Placement Warrants	3	525,525
Warrant Liability – Underwriter Warrants	3	414,050
The Warrants were accounted for as liabilities in accordance with ASC815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
Measurement
The Company utilizes a
Cox-Ross-Rubenstein
lattice model to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.
The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and September 30, 2021 (Private Placement Warrants only):

	Input	February 12, 2021 (Initial Measurement)	September 30, 2021
Risk-free interest rate		0.56%	0.95%
Trading days per year		252	252
Expected volatility		17.8%	15.3%
Exercise price		$11.50	$11.50
Stock Price		$9.65	$9.86

FORESIGHT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

On February 12, 2021, the fair value of the Private Placement Warrants and Public Warrants were determined to be $1.05 and $1.03 per warrant for aggregate values of $0.2 million and 10.8 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 12, 2021 (including over-allotment)	280,875	10,857,917	11,138,792
Change in valuation inputs or other assumptions	$658,700	$(1,581,250)	$(922,550)

Fair value as of September 30, 2021	$939,575	$9,276,667	$10,216,242

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $10,857,917 during the period from February 12, 2021 through September 30, 2021.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required recognition or disclosure in the condensed financial statements.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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
Proposed Business Combination
On May 25, 2021, the Company, P3 Health Group Holdings, LLC (“P3”) and FAC Merger Sub LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) and (ii) the Company; FAC-A Merger Sub Corp. and FAC-B Merger Sub Corp. (together, the “Merger Corps”); CPF P3 Blocker-A, LLC and CPF P3 Blocker-B, LLC (together, the “Blockers”); CPF P3 Splitter, LLC (“Splitter”); Chicago Pacific Founders Fund-A, L.P.; and Chicago Pacific Founders Fund-B,L.P. entered into a transaction and combination agreement (the “Transaction and Combination Agreement”) pursuant to which, among other things, upon the satisfaction or waiver of the conditions set forth in the Merger Agreement, P3 will merge with and into Merger Sub, with Merger Sub as the surviving company (the “Surviving Company”), and pursuant to the Transaction and Combination Agreement, the Merger Corps will merge with and into the Blockers, with the Blockers as the surviving entities and wholly-owned subsidiaries of the Company (collectively, the “Business Combinations”). Pursuant to the Transaction and Combination Agreement, the surviving entity of each Blocker Merger will be merged with and into the Company, with the Company as the surviving entity. Through the foregoing mergers and other related transactions, immediately after the closing, the Company and P3 will be organized in an “Up-C” structure in which all of the P3 operating subsidiaries will be held directly or indirectly by the Surviving Company and the Company will directly own approximately 28.6% of the Surviving Company and will become the sole manager of the Surviving Company.
Consummation of the Business Combinations is subject to customary and other conditions, including, among other things: (i) the stockholders of the Company having approved, among other things, the Merger Agreement and the transactions contemplated by the Merger Agreement and the Transaction and Combination Agreement and the transactions contemplated by the Transaction and Combination Agreement; (ii) the absence of any governmental order that would prohibit the Business Combinations; (iii) the completion of all required filings under the Hart-Scott-Rodino Act; (iv) the required approvals to Business Combinations; (v) after giving effect to (A) the payment by the Company of any of the Company’s expenses, fees or costs incurred related to the Merger Agreement, (B) the exercise of redemption rights by holders of the outstanding shares of the Company’s Class A common stock and (C) the sale and issuance by the Company of the Company’s Class A common stock between the date of the Merger Agreement and the Effective Time (as defined in the Merger Agreement) pursuant to the PIPE Subscription Agreements (as defined in Note 11 to the financial statements contained elsewhere in this Quarterly Report) and (D) the sale and issuance by the Company of any other securities of the Company in accordance with the provisions of the Merger Agreement between the date of the Merger Agreement and the Effective Time, the amount of cash held by Foresight and Merger Sub in the aggregate, whether in or outside the Trust Account shall be at least $400,000,000; and (vi) the representations and warranties of the other parties to the Merger Agreement being true and correct, subject to the de minimis, materiality and material adverse effect standards contained in the Merger Agreement. The proposed Business Combinations are more fully described in Note 11 to the financial statements contained elsewhere in this Quarterly Report.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 20, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $4,850,707, which consists of change in fair value of warrant liabilities of $5,516,175, interest income from the bank of $9, and interest earned on marketable securities held in Trust Account of $4,070 offset by formation and operational costs of $669,547.
For the nine months ended September 30, 2021, we had a net loss of $854,214, which consists of formation and operational costs of $1,791,292, offset by change in fair value of warrant liabilities of $922,550, interest income from the bank of $24, and interest earned on marketable securities held in Trust Account of $14,504.
Liquidity and Capital Resources
As of September 30, 2021, we had cash of $97,290 and a funding commitment from related parties of $200,000. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsors.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,440,193. Net loss of $854,214 was affected by the change in the fair value of the warrant liabilities of $922,550, transaction costs associated with the IPO of $234,419, and interest earned on marketable securities held in Trust Account of $14,504. Changes in operating assets and liabilities provided $116,656 of cash for operating activities.

As of September 30, 2021, we had cash held in the Trust Account of $316,264,504. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of $97,290 and a funding commitment from related parties of $200,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking
n-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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
Net Income (Loss) Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt — Debt with Conversion and Other Options (Subtopic470-20)and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic815-40)(“ASU2020-06”)to
simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
except as set forth below, there have been no material changes to the risk factors disclosed in our definitive proxy statement filed with the SEC on October 28, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Risks Relating to our Securities
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Foresight and materially and adversely affect its business and operating results.
As described in Item 4 of Part I of this Quarterly Report, based on our evaluation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for Foresight to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit its ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of its annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weakness in its internal control over financial reporting.
As described above, we have identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of its financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination

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

FORESIGHT ACQUISITION CORP.

Date: November 18, 2021	By:	/s/ Michael Balkin
	Name:	Michael Balkin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Gerald Muizelaar
	Name:	Gerald Muizelaar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)