Form 10-Q/A
period 2021-09-30
Foresight Acquisition Corp.
filed 2021-11-29
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Foresight Acquisition Corp. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 (the “Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2021 (the “Original 10-Q”), as the incorrect version of the Form 10-Q was inadvertently filed with the SEC.
This Amendment speaks as of the original filing date of the Original 10-Q and does not reflect events that may have occurred subsequent to the original filing date of the Original 10-Q.

FORESIGHT ACQUISITION CORP.
FORM10-QFOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$97,290	$179,512
Prepaid expenses	255,960	—

Total Current Assets	353,250	179,512
Deferred offering costs	—	215,448
Cash and securities held in Trust Account	316,264,504	—

Total Assets	$316,617,754	$394,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$374,902	$2,286
Accrued offering costs	15,450	94,960
Promissory note – related party	—	275,000

Total Current Liabilities	390,352	372,246
Warrant liabilities	10,216,242	—

Total Liabilities	10,606,594	372,246
Commitments (Note 7)
Class A common stock subject to possible redemption, 31,625,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	316,250,000	—
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 832,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020 excluding shares subject to redemption	83	—
Class B common shares, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	791	791
Additional paid-in capital	—	24,209
Accumulated deficit	(10,239,714)	(2,286)

Total Stockholders’ Equity (Deficit)	(10,238,840)	22,714

Total Liabilities and Stockholders’ Equity (Deficit)	$316,617,754	$394,960

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

FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Equity (Deficit)
Balance — January 1, 2021	—	$—	7,906,250	$791	$24,209	$(2,286)	$22,714
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,068,251)	(9,383,214)	(17,451,465)
Sale of 832,500 Private Placement Units, Net	832,500	83	—	—	8,044,042	—	8,044,125
Net income	—	—	—	—	—	4,818,956	4,818,956

Balance – March 31, 2021	832,500	83	7,906,250	791	—	(4,566,544)	(4,565,670)
Net loss	—	—	—	—	—	(10,523,877)	(10,523,877)

Balance – June 30, 2021	832,500	83	7,906,250	791	—	(15,090,421)	(15,089,547)
Net income	—	—	—	—	—	4,850,707	4,850,707

Balance – September 30, 2021	832,500	$83	7,906,250	$791	$—	$(10,239,714)	$(10,238,840)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORESIGHT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Nine months Ended September 30, 2021
Cash Flows from Operating Activities:
Net (loss)	$(854,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(922,550)
Interest earned on investments held in Trust Account	(14,504)
Transaction costs associated with initial public offering	234,419
Changes in operating assets and liabilities:	—
Prepaid expenses	(255,960)
Accounts payable and accrued expenses	372,616

Net cash used in operating activities	(1,440,193)

Cash Flows from Investing Activities:
Investment of cash into trust Account	(316,250,000)

Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	309,924,999
Proceeds from sale of Private Placement Unit	8,325,000
Repayment of promissory note – related party	(275,000)
Payment of offering costs, including underwriting discount	(367,028)

Net cash provided by financing activities	317,607,971

Net Change in Cash	(82,222)
Cash – Beginning of period	179,512

Cash – End of period	$97,290

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$15,450

Initial classification of Class A common stock subject to possible redemption	$316,250,000

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $97,290 in its operating bank accounts, $316,264,504 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital $112,898, which excludes franchise taxes payable of $150,000. On August 19, 2021, the sponsor committed to provide up to $300,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans. As of September 30, 2021 there were no working capital loans outstanding. On October 27, 2021, the sponsor committed to provide up to an additional $600,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans will follow the same structure as the $300,000 working capital loans as described above. The total commitment provided by the Sponsor will total $900,000, where none of which has been borrowed as of September 30, 2021.
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
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 12, 2021 ( unaudited )	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$301,630,948	$14,619,052	$316,250,000
Class A common stock	$230	$(147)	$83
Additional paid-in capital	$5,235,691	$(5,235,691)	$—
Accumulated deficit	$(236,705)	$(9,383,214)	$(9,619,919)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(14,619,052)	$(9,619,045)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$306,684,320	$9,565,680	$316,250,000
Class A common stock	$179	$(96)	$83
Additional paid-in capital	$182,370	$(182,370)	$—
Retained earnings	$4,816,670	$(9,383,214)	$(4,566,544)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(9,565,680)	$(4,565,670)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$296,160,450	$20,089,550	$316,250,000
Class A common stock	$284	$(201)	$83
Additional paid-in capital	$10,706,135	$(10,706,135)	$—
Retained earnings	$(5,707,207)	$(9,383,214)	$(15,090,421)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(20,089,550)	$(15,089,547)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$301,630,950	$14,619,050	$316,250,000
Change in value of Class A common stock subject to possible redemption	5,053,370	(5,053,370)	—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$301,630,950	$14,619,050	$316,250,000
Change in value of Class A common stock subject to possible redemption	(5,470,500)	5,470,500	—

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021	As Previously Reported	Adjusted	As Restated
Sales of 31,625,000 Units, net of underwriting discounts	298,798,535	(298,798,535)	—
Sale of 832,500 Private Placement Units (Private Placement Shares)	8,044,125	—	8,044,125
Initial value of common stock subject to possible redemption at IPO date	(301,630,950)	301,630,950	—
Change in value of common stock subject to redemption	(5,053,370)	5,053,370	—
Accretion for Class A common stock to redemption amount	—	(17,451,465)	(17,451,465)
Total stockholders’ equity (deficit)	5,000,010	(9,565,680)	(4,565,670)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021	As Previously Reported	Adjusted	As Restated
Change in value of common stock subject to redemption	(5,470,500)	5,470,500	—
Total stockholders’ equity (deficit)	5,000,003	(20,089,550)	(15,089,547)
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
Liquidity and Capital Resources
As of September 30, 2021, we had cash of $97,290 and a funding commitment from related parties of $300,000. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsors.
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
As of September 30, 2021, we had cash of $97,290 and a funding commitment from related parties of $300,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

FORESIGHT ACQUISITION CORP.

Date: November 29, 2021	By:	/s/ Michael Balkin
	Name:	Michael Balkin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 29, 2021	By:	/s/ Gerald Muizelaar
	Name:	Gerald Muizelaar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)