Form 10-K
period 2021-12-31
P3 Health Partners Inc.
filed 2022-10-21
CIK 1832511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-40033

P3 Health Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2992794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2370 Corporate Circle Suite 300 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 910-3950

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Class A Common Stock, Par Value $0.0001 per share Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	PIII PIIIW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of Foresight Acquisition Corp. (“Foresight”), our predecessor, on June 30, 2021, based on the closing price of $9.89 for shares of Foresight’s Class A common stock, was approximately $248 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our predecessor’s common stock have been excluded in that such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s Class A Common Stock, par value $0.0001 as of October 14, 2022 was 41,578,890. The number of outstanding shares of the Registrant’s Class V Common Stock, par value $0.0001 as of October 14, 2022 was 202,024,923.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report on Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	our management has performed an analysis of our ability to preserve an adequate level of liquidity for a period extending twelve months from the date of this filing and has identified substantial doubt about our ability to continue as a going concern. As a result of this analysis, we may look to add additional capital or may delay or scale back growth as needed, to generate liquidity and positive cash flow as soon as possible;
●	our ability to recognize the anticipated benefits of the Business Combinations (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the Business Combinations;
●	changes in applicable laws or regulations;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors, including economic instability and inflationary conditions;
●	the possibility that we may never achieve or maintain profitability;
●	the difficulty in evaluating our future prospects, as well as risks and challenges, due to the new and rapidly evolving business and market and our limited operating history;
●	the possibility that we may need to raise additional capital to fund our existing operations, develop and commercialize new services or expand our operations;
●	possible difficulty managing growth and expanding operations;
●	the continuing impact of the COVID-19 pandemic on operations, which may materially and adversely affect our business and financial results;
●	our ability to retain qualified personnel;

●	our ability to successfully execute on growth strategies, including identifying and developing successful new geographies, physician partners, payors and patients, and accurately estimating the size, revenue or medical expense amounts of target geographies;
●	delays and uncertainties in the timing and process of reimbursements by third-party payors and individuals, including any changes or reductions in Medicare reimbursement rates or rules;
●	the termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
●	reductions in the quality ratings of the health plans we serve;
●	the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively;
●	spending changes in the healthcare industry;
●	we, our affiliated professional entities and other physician partners may become subject to medical liability claims;
●	a failure in our information technology systems;
●	security breaches, loss of data or other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information, expose us to liability and our reputation may be harmed and we could lose revenue, clients and members;
●	any future litigation against us could be costly and time-consuming to defend;
●	failure to adhere to all of the complex government laws and regulations that apply to our business could result in fines or penalties, being required to make changes to our operations or experiencing adverse publicity;
●	failure to establish and maintain effective internal control over financial reporting and remediate identified material weaknesses;
●	failure to comply with the continued listing standards of the Nasdaq Stock Market LLC (“Nasdaq”);
●	the possibility that our arrangements with affiliated professional entities and other physician partners is found to constitute improper rendering of medical services or fee splitting under applicable state laws;
●	the possibility that we face inspections, reviews, audits and investigations under federal and state government programs and contracts;
●	the impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown;
●	the transition from volume to value-based reimbursement models may have a material adverse effect on our operations; and
●	other risks and uncertainties described in this Annual Report on Form 10-K, including those under the section entitled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Explanatory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 includes audited consolidated financial statements of P3 Health Partners Inc. and its consolidated subsidiaries (the “Company,” “P3,” “we,” “us,” or “our”) for the fiscal years ended December 31, 2021, 2020 and 2019. The Company has restated the consolidated financial statements for the years ended December 31, 2020 and 2019 and the unaudited condensed consolidated financial information for the quarters ended September 30, 2021, June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020 and March 31, 2020 (collectively, the “Affected Periods”).

As described in our Current Report on Form 8-K filed with the SEC on April 25, 2022, the Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, because of errors identified in the Company’s previously issued financial statements, the Company is restating its financial statements as of and for the years ended December 31, 2020, and 2019. This restatement related to the Company’s accounting for non-controlling interests related to the variable interest entity medical practices, preferred returns associated with Class A and Class D Units, the equity accounting treatment associated with Class A Units and capitated revenue. The effect of these restatements has no impact on the Company’s previously reported cash position, or total operating, investing or financing cash flows.

Effect of the Restatement on Financial Statements

Previously filed quarterly and annual consolidated financial statements for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Note 2 “Restatement of Previously Issued Financial Statements” and Note 30 “Quarterly Financial Information (Unaudited)” to our consolidated financial statements in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for a description of the nature and impact of the restatement matters. Form 10-Qs of the periods in the fiscal year 2022 will include restated results for the corresponding interim periods of the fiscal year 2021.

Internal Control over Financial Reporting

See Item 9A. Controls and Procedures in this Annual Report on Form 10-K for additional information related to the identified material weaknesses in internal control over financial reporting and the related remediation measures.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	Our management has performed an analysis of our ability to preserve an adequate level of liquidity for a period extending twelve months from the date of this filing and has identified substantial doubt about our ability to continue as a going concern. As a result of this analysis, we may look to add additional capital or may delay or scale back growth as needed, to generate liquidity and positive cash flow as soon as possible;
●	We have a history of net losses. We expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our business and the markets it operates in are new and rapidly evolving, which makes it difficult to evaluate its future prospects and the risks and challenges we may encounter.
●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
●	Goodwill and other intangible assets represent a substantial component of our total assets. If future operating performance were to fall below current projections of if there are material changes to management’s assumptions, we could be required to recognize non-cash charges to operating earnings for goodwill and/or other intangible asset impairment, which could be significant.
●	We may need to raise additional capital to fund our existing operations or develop and commercialize new services or expand our operations.
●	We may experience difficulties in managing our growth and expanding our operations.
●	The COVID-19 pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results.
●	We rely on our management team and key employees, and our business, financial condition, cash flows and results of operations could be harmed if we are unable to retain qualified personnel.
●	Our growth depends in part on our ability to identify and develop successful new geographies, physician partners, payors and patients. If we are not able to successfully execute upon our growth strategies, there may be material adverse effect on our business, financial condition, cash flows and results of operations.
●	If growth in the number of patients and physician partners on our platform decreases, or the number of services that we are able to provide to physician partners and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed.
●	We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.
●	The termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or nonrenewal of our contracts with those plans, could have a material adverse effect on our revenue and our operations.
●	We are dependent on our affiliated professional entities, physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts.

●	Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.
●	Developments affecting spending by the healthcare industry could adversely affect our business.
●	We depend on our information technology systems, and any failure of these systems could harm our business.
●	Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
●	If our or our vendors’ security measures fail or are breached and unauthorized access to a client’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, clients and members.
●	We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.
●	If our arrangements with our affiliated professional entities and other physician partners are found to constitute the improper rendering of medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.
●	We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.
●	The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.
●	Our only significant asset is the ownership of a minority of the economic interest in P3 Health Group, LLC (“P3 LLC”), and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A Common Stock.
●	We will be required to make payments under the Tax Receivable Agreement, dated as of December 3, 2021, by and among P3 LLC and the members of P3 LLC from time to time party thereto (the “Tax Receivable Agreement”) for certain tax benefits we may claim, and the amounts of such payments could be significant.
●	Certain of the former owners of P3 Health Group Holdings, LLC (the “P3 Equityholders”) have substantial control over us, and their interests, along with the interests of other P3 Equityholders, in our business may conflict with yours.
●	Foresight Sponsor Group, LLC (the “Sponsor”), Chicago Pacific Founders and other Exempt Persons are not limited in their ability to compete with the Company, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to the Company, which presents potential conflicts of interest.

●	Failure to comply with the continued listing standards of Nasdaq could result in significant material adverse consequences, including a limited availability of market quotations, liquidity for our securities and a decreased ability to issue additional securities or obtain additional financing in the future.
●	Failure to establish and maintain effective internal control over financial reporting and remediate identified material weaknesses in our internal control over financial reporting, could result in the inability to maintain compliance with securities law requirements regarding timely filing of periodic reports, which may adversely affect our business and the price of our Class A Common Stock.
●	Other risks and uncertainties described in this Annual Report on Form 10-K, including those under the section entitled “Risk Factors.”

PART I

Item 1. Business

Background

We were incorporated in Delaware as Foresight Acquisition Corp. on August 20, 2020. On December 3, 2021 (the “Closing Date”), P3 Health Partners Inc. (f/k/a Foresight Acquisition Corp. (“Foresight”)) completed the Business Combinations (defined and discussed more fully below) with P3 Health Group Holdings, LLC, a Delaware limited liability company (“P3 Health Group Holdings”). Upon completion of the Business Combinations, we changed our name to P3 Health Partners Inc., and we were organized in an “Up-C” structure in which P3 Health Partners Inc. directly owned approximately 17.1% of P3 Health Group, LLC (“P3 LLC”) and became the sole manager of P3 LLC.

The Business Combinations

The Business Combinations were effected pursuant to (1) an agreement and plan of merger, dated as of May 25, 2021 (as amended, the “Merger Agreement”), by and among Foresight, P3 Health Group Holdings and FAC Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Foresight (“Merger Sub”), and (2) the transaction and combination agreement, dated as of May 25, 2021 (as amended, the “Transaction and Combination Agreement”), by and among Foresight, FAC-A Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight, FAC-B Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight (together with FAC-A Merger Sub Corp., the “Merger Corps”), CPF P3 Blocker-A, LLC, a Delaware limited liability company, CPF P3 Blocker-B, LLC, a Delaware limited liability company (together with CPF P3 Blocker-A, LLC, the “Blockers”), CPF P3 Splitter, LLC, a Delaware limited liability company, Chicago Pacific Founders Fund-A, L.P., a Delaware limited partnership, and Chicago Pacific Founders Fund-B, L.P., a Delaware limited partnership (together with Chicago Pacific Founders Fund-A, L.P., the “Blocker Sellers”), pursuant to which, among other things, P3 Health Group Holdings merged with and into Merger Sub (the “P3 Merger”), with Merger Sub as the surviving company, which was renamed P3 Health Group, LLC (“P3 LLC”), and the Merger Corps merged with and into the Blockers, with the Blockers as the surviving entities and wholly-owned subsidiaries of Foresight (collectively, the “Business Combinations”).

Following the closing of the Business Combinations (the “Closing”), substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interests in P3 LLC. Unless the context otherwise requires, “we,” “us,” “our,” “P3” and the “Company” refer to the combined company and its subsidiaries. “Foresight” refers to the Company prior to the Closing, and “P3 LLC” refers to (i) with respect to periods prior to the consummation of the Business Combinations, FAC Merger Sub LLC, a Delaware limited liability company, and (ii) with respect to periods after the consummation of the Business Combinations, the surviving entity of the P3 Merger, which was renamed P3 Health Group, LLC.

The Business Combinations resulted in the presentation of the Company’s financial statements on different bases for the period December 3, 2021 through December 31, 2021 (the “Successor Period”); and the period January 1, 2021 through December 2, 2021 and the fiscal years ended December 31, 2020 and 2019 (the “Predecessor Periods”). The Company has not provided pro forma statements of operations and cash flows for the years ended December 31, 2021, 2020 and 2019. Accordingly, references to certain financial results in 2021, 2020 and 2019 may not be comparable.

Recent Acquisitions

On December 27, 2021 and December 31, 2021, respectively, the Company acquired the net assets of Omni IPA Medical Group, Inc. (“Omni”) and 100% of the equity interests of Medcore Health Plan, Inc. (“Medcore HP”) for a total purchase price of $40.0 million, including contingent consideration of $3.4 million (together, the “Medcore Acquisition”). Medcore HP is a health plan licensed under the California Knox-Keen Health Care Service Plan Act of 1975 (the “Knox Keene Act”) and Omni is an independent practice association located in California. Omni serves as Medcore HP’s contracted physician network providing medical services to Medcore HP’s patients and members.

California’s Knox Keene Act requires entities that participate in downstream risk-sharing arrangements, including global risk and value-based care arrangements, to be licensed health plans. P3’s acquisition of Medcore HP allows P3 and its network of providers to participate in global risk and value-based care arrangements with California payors. Through this transaction, P3 intends to replicate its affiliate model to contract with local physicians and grow P3’s network in California.

Overview

P3 is a patient-centered and physician-led population health management company. We strive to offer superior care to those patients that we serve. Founded and led by physicians, P3 is a team of doctors, clinicians and healthcare professionals with a shared passion for delivering value-based care (“VBC”). We believe our team’s more than 20 years of experience in value based care and population health management, combined with our strong payor relationships, large community-based physician networks and custom technology platform uniquely position us to empower physicians, align incentives for healthcare providers and payors and improve the clinical outcomes for the communities we serve.

As fellow healthcare professionals, we understand the challenges physicians face when providing value-based care. We have leveraged that expertise to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient centricity, 2) physician leadership, and 3) our delegated/integrated care model. Tactically, we typically leverage the community’s existing healthcare infrastructure to build a strong network of local physicians. We primarily contract with local physicians to enter the P3 network using an affiliate model, rather than building and staffing our own clinics or acquiring individual practices. By doing so, we preserve the existing patient-physician relationship, allow physicians to maintain their independence and have a built-in patient panel on Day 1. We then align physician incentives and provide our team tools and technology to support our physician partners in a value-based care system and care for the patients we have the honor and privilege to serve together. These affiliated physicians provided care to approximately 90% of our primary care physicians as of December 31, 2021. We augment these affiliate partnerships with employed Primary Care Physicians (“PCPs,”), P3 operated clinics and wellness centers. Furthermore, unlike our peers, we offer a broad delegated care model in which we take on the responsibility to reshape the local healthcare market to provide high quality care for patients throughout the care continuum.

We operate in the $830 billion Medicare market, which covers approximately 63 million eligible lives. This segment is supported by numerous tailwinds. Approximately 60% of Americans suffer from a chronic disease with 40% suffering from two or more. Additionally, over 10,000 individuals age into Medicare each day, with 42% choosing Medicare Advantage plans. Our core focus is the Medicare Advantage market, specifically counties where there are over 10,000 MA eligible lives. MA spending is expected to grow 7% to 8% annually and Medicare Advantage plan penetration of the Medicare beneficiary population is projected to increase from 42% of the overall Medicare market in 2021 to 51% of the overall Medicare market by 2030.

In Medicare Advantage, the Centers for Medicare & Medicaid Services (“CMS”) pays health plans a monthly sum per member to manage all health expenses of a participating member. Our platform focuses exclusively on Medicare Advantage and manages the needs of our members through subscription-like per-member-per-month (“PMPM”) arrangements with health plans or payors. From there, the economics of our care model are further impacted by our ability to drive total cost of care savings and bend the cost curve. Our model allows us to “do well” while also “doing good.”

The U.S. healthcare system is ripe for change and disruption, and we believe that the P3 Care Model is distinctly situated to address several pain points, including:

●	Unsustainable and rising healthcare costs.
●	Inadequate access to primary care and PCP shortages.
●	Sub-optimal quality of care and sub-optimal clinical outcomes.

●	PCP burnout and dissatisfaction.
●	Difficulty in maintaining PCP independence.
●	Limited collaboration between PCPs and payors.

We overcome these hurdles with a differentiated model that we believe is an attractive option for patients, physicians and payors. P3 honors the existing social and moral contract between patients and their PCPs, partnering with local physicians using an affiliate model. We risk-stratify our patients to help our physician partners prioritize care for those who need it the most. We also provide care teams to serve as an extension of the physician’s practice. These teams provide wraparound services to our patients and collaborate with the patients’ caregivers to ensure patients have the tools to successfully navigate their healthcare journey across the care continuum. We have made significant investments in technology to customize patient care management plans. Taken as a whole, our P3 Care Model helps facilitate enhanced clinical outcomes for our key stakeholders, resulting in a 99% physician retention rate, 97% patient satisfaction rate, 35% reduction in hospitalizations and 36% reduction in emergency department visits.

We are led by one of the most experienced management teams in population health. Our executive team has a track record of more than twenty years in the healthcare industry. These years of experience have fostered strong relationships in the managed care, physician and payor segments. This is paired with a deep understanding of physicians, patients, technology, payments and branding. Lastly, the core of our care model is based on their collective years of experience in medical cost management. We believe these critical facets position our team to successfully navigate and enable the shift to patient-centric, physician-led, value-based care.

Challenges Facing the Healthcare Industry Today

We believe that the misaligned incentives in the fee-for-service (“FFS”) healthcare payment model and the fragmentation between physicians and care teams across different points in a patient’s care journey has led to sub-optimal clinical outcomes, limited access, high spending and unnecessary variability in quality of care. We believe that a platform such as ours, which helps to realign incentives and focuses on treating the full patient, is uniquely positioned to address these healthcare challenges.

Unsustainable and rising healthcare costs

The United States spent $3.8 trillion, representing 18% of GDP, on healthcare in 2019. National health expenditures are projected to grow 5.4% per year from 2019 to 2028, according to CMS, outpacing both GDP and inflation expectations.

While representing only 18% of the United States population, the 65 and older age group accounted for 34% of all healthcare spending in 2019, with an average spend of $19,098 per person, three times higher than that of working adults and five times higher than that of children. This segment is growing faster than the rest of the population and is projected to reach 22% of the United States population by 2050. Healthcare expenditures are particularly concentrated in this age group in large part due to the high rate of chronic conditions, whose treatment accounted for 94% of Medicare spending.

Rising healthcare costs disproportionally impact low and middle income seniors, who often embrace Medicare Advantage plans. This is our area of focus given we believe we can have the greatest clinical and financial impact on this population. Improved care management of seniors is critical to reducing the rapid growth in U.S. healthcare spending.

Inadequate access to primary care and PCP shortages

The U.S. spends only 5% to 7% of its healthcare dollars on primary care compared to an average of 14% spent by Organization for Economic Cooperation and Development (“OECD”) nations. Driven by this underinvestment, 1 in 4 Americans do not have access to essential primary care. Going forward, the PCP shortage is slated to worsen: by 2030, there will only be 306,000 primary care physicians in the nation, representing an approximately 40% decline from the number of physicians in 2020. The current fee-for-service reimbursement model leads to relatively lower pay for PCPs as well as fewer quality touchpoints with patients. We believe that factors like these directly contribute to fewer physicians considering, or staying, in the field of primary care.

Sub-optimal quality of care and clinical outcomes

According to a 2015 Commonwealth Fund report, the United States spends significantly more on healthcare as a share of the economy-nearly twice as much as the average OECD country of 8.8%. Despite this, 40% of U.S. Americans have two or more chronic conditions. According to the Healthcare Quality and Access (HAQ) Index research completed by the Kaiser Family Foundation, the U.S. ranks last among comparable countries with the highest hospitalization rates from preventable causes and the highest avoidable deaths.

In addition to these sub-optimal clinical outcomes, consumers are increasingly dissatisfied with their healthcare experience, with 81% reporting dissatisfaction according to Prophet and Camden Group, largely due to quality of care and lack of care coordination.

PCP burnout and dissatisfaction

The traditional FFS model values quantity over quality, which has been shown to lead to physician burnout and jeopardizes the long-term sustainability of the independent primary care business model. According to a 2018 report, more than 50% of physicians show signs of burnout. In 2018, the Physicians Foundation reported that 40% of U.S. physicians saw between 11-20 patients per day and nearly 28% saw between 21 and 30. As average reimbursement rates decline in an FFS model, physicians would need to continually increase the number of patients seen to sustain their practice. Beyond clinical burdens, over 50% of primary care physicians report feeling unfairly compensated.

Difficulty in maintaining PCP independence

Small physician practices deliver the majority of care in the U.S.—with 53.7% of physicians working in practices with 10 or fewer physicians, per a 2021 American Medical Association report. That report also found that 2020 was the first year in which a minority (49.1%) of PCPs worked in a practice that was wholly owned by physicians (e.g., private practice). This represented a decrease of approximately 5% from 2018 (54.0%).

In our experience, physicians who have chosen to work at smaller practices throughout their careers tend to do so because they value their independence. Given the increasingly significant financial and administrative burdens, these physicians are generally unable to maintain independence while effectively transitioning to a value-based care model. We believe that allowing them to maintain their independence increases their engagement with population health management practices, which is key to transforming the healthcare system.

Limited collaboration between PCPs and payors

Over the years, we have seen that payors recognize the importance of PCPs in directing and managing total cost of care. Payors have attempted to increase their proximity to primary care physicians through acquisitions and investments in care delivery services and technologies. However, a payor’s ability to impact physician workflows continues to be structurally limited by the multi-payor nature of most physician practices. This makes it challenging for any single payor to achieve the level of integration we believe is needed to improve clinical engagement and effectively manage healthcare costs. We believe this creates significant opportunity for a platform to partner directly and create alignment between payors and physicians.

We Deliver Value-Based Care to the Fastest Growing Market in Healthcare

A need for a new payment structure and an aging U.S. population

Historically, healthcare in the U.S. has been focused on reacting to acute events, which resulted in the development of the FFS payment model. The FFS model unintentionally incentivizes the volume of patients and services performed rather than the quality of services and care—resulting in a deprioritization of preventative services and overall health of the patient. Beyond sub-optimal clinical outcomes, FFS results in significant healthcare spend. As 10,000 seniors age into Medicare each day and prevalence of chronic conditions increases, the need for lower healthcare spend leads the push towards value-based care and additional offerings such as Medicare Advantage.

Value-based care and Medicare Advantage

Medicare Advantage serves as an alternative to traditional Medicare. Medicare Advantage is an integrated plan that includes both Part A and Part B coverage. Most Medicare Advantage plans also offer Part D, vision, hearing, dental and other benefits. Typically, the out-of-pocket costs are lower for Medicare Advantage plans than traditional Medicare, but patients are limited to seeing physicians within the plan’s network and some coverage of certain specialty services may require PCPs’ referrals and plan authorizations.

Medicare Advantage has been well received since it was introduced, with penetration among Medicare beneficiaries increasing from 13% in 2004 to 39% as of 2020 and is projected to increase to 51% by 2030. This trend reflects the understanding that Medicare Advantage plans are financially and clinically valuable to Medicare eligible patients.

Our Market Opportunity

We believe there is significant white space opportunity. As of December 31, 2021, P3 contracted with 2,100 primary care physicians an increase of 40% from 1,500 at December 31, 2020. This represents less than 1% of the total number of PCPs in the U.S. of approximately 496,000. The industry is primed for a platform like ours, which allows physicians to remain independent while accessing financial resources and infrastructure to support a value-based care model.

We believe our total addressable market is represented by the approximately 63 million Americans (approximately 18% of the total population) who were enrolled in either traditional Medicare or Medicare Advantage nationally in 2020. This represented $830 billion of annual spend. Within this, we believe our core addressable market to be the Medicare Advantage market, specifically within moderate-to-highly populated Medicare Advantage eligible dense counties, which we define as having greater than 10,000 Medicare eligible lives. By multiplying these approximately 26 million Medicare Advantage members by an average $1,000 per member per month spend, we estimate this represents a core addressable market size of approximately $300 billion.

The P3 Care Model

Patient-Centric

Patient wellness, not sickness. The VBC model rewards superior clinical outcomes and value delivered to the patient. With this in mind, we built our model to consider the whole patient rather than individual illnesses as they arise. We work with our physician partners to develop a holistic view of a patient’s health over time to understand the most effective methods to empower their patients to actively participate in and better manage their health (e.g., medication adherence, complete understanding of potential impediments to receiving care).

Robust care teams. We staff dedicated care managers and care navigators to help ensure end-to-end patient care across the full continuum. Care navigators are responsible for day-to-day patient care (e.g., scheduling appointments, assisting with check-ins, etc.). Care managers, on the other hand, tend to have more medical responsibilities (e.g., reviewing patient charts, coordinating care with PCPs, ensuring appropriate documentation) and serve as a communication point across care teams. Together, they complement our network of physicians and enable the highest quality of care for our patients—ensuring they are being seen at the right time by the appropriate physician and all corresponding documentation and communication has been streamlined.

Personalized care. Using the P3 Technology Platform for integrated data reporting, physicians can stratify their patient panels based on risk. Identifying patients who are high risk (or rising risk) helps prioritize those patients who may need to be seen more often or require additional resources to improve their health. Additionally, our tailored tech suite provides our physician partners with detailed insights to understand what is driving individual patient clinical outcomes and medical costs. Leveraging this data, we then collaborate with physicians to build individualized, longitudinal care plans, catered to the needs of individual patients.

Physician-Led

Collaborative and supportive partnerships. As former physicians, we have a deep understanding of the way in which physicians are trained. In our experience, most physicians not only understand the value of a VBC model, but also want to provide their patients with the highest quality care. However, the way in which most physicians today were trained caters to an FFS model. To support the VBC model, we provide training to physicians on best clinical practices based on nationally recognized care guidelines. As a result, we have seen physicians deliver cost saving, quality healthcare. Unlike some of our peers, we typically enter markets with our affiliate physician model and contract directly with physician groups or independent physicians to enter the P3 network rather than primarily building and staffing our own clinics or acquiring physician practices. By doing so, we preserve the existing patient-physician relationship and create a built-in patient panel on Day 1. Affiliate physicians retain their independence, while gaining access to P3’s teams, tools and technologies that are key to success in a value-based care model. P3’s care teams become an extension of each physician’s office and support our collective patients to navigate the health care system, collaborate with caregivers, and enable a successful health care journey. All P3 affiliated physicians must pass an annual credentialing process and maintain compliance with all regulatory standards.

Aligned incentives. Our model properly aligns physicians’ incentives with clinical outcomes, ensuring patients receive the optimal care they deserve. To do this, we offer several types of incentive-based payments to our affiliated physicians. First, as physicians join our network, we continue to pay them on an FFS basis per visit, or structure a contract to offer a monthly, fixed, capitated payment for each patient paneled to their practice. Additionally, we provide quality incentive payments to our physician partners as they close quality gaps in care, enable patient access and improve documentation. Finally, as improved clinical outcomes result in reduced medical costs, we share the savings between P3 and our physician partners. These contracts were built with the physician in mind, which is reflected in our results—a 99% physician retention rate from 2018 through December 31, 2021. Aligning physician incentives with performance on growth, quality, patient disease documentation, and medical expense creates better economics within their practices.

Broad Delegated Care Model

Reshaping local healthcare. In the United States, 5% to 7% of medical spend occurs in the PCP office. The remaining 93% to 95% occurs outside of the PCP office. Our more than 20 years of experience in the population health management space has allowed us to build the capabilities to better control and manage the delivery of services across the full care continuum. Our team has the ability to take on additional services from our payor partners, including: networking, credentialing, utilization management and claims processing. In order to take on these functions, our teams must pass regular delegation audits by CMS as well as our payor partners. By assuming responsibility for the patient’s entire care experience, we can tailor care provision and coordination to their individual needs. We take on this added burden, as it allows us to reshape the local healthcare market and accelerate the shift from a FFS to a VBC model.

Delegated services. Through delegation, we can build local networks of physicians and specialists to meet the needs of our patients. By creating a captive network, we ensure that our network of physicians and specialists are properly educated on best clinical practices based on national recognized care guidelines. Furthermore, delegation allows us to align incentives across the full continuum, not just the PCP office. With additional tools like utilization management, we ensure that quality care is delivered in the appropriate care setting. To help with care delivery effectiveness, we perform concurrent reviews to manage acute and post-acute hospitals for length of stay and appropriateness. Finally, by taking on responsibility for processing and paying claims, we are able to ensure the appropriate payment for the appropriate care. Ownership over claims creates value and helps to accelerate the reduction of unnecessary medical costs.

P3 Technology/Health Hub

The backbone of our P3 Care Model is our proprietary technology platform—P3 Technology/Health Hub—which enables physicians, care teams, patients and their family members to engage in the care journey. Our platform was purposefully built as a data and technology-enabled care ecosystem that drives preventive rather than reactive care.

P3 Technology/Health Hub integrates clinical and claims data from 250+ disparate data points each month from payors, outpatient and inpatient facilities and other ancillary care settings. By using P3 Technology/Health Hub at the time of patient onboarding, we are able to assign patient risk levels using our proprietary risk stratification tool that leverages multiple parameters to prioritize patients who require additional resources. We continually collect data on patients from multiple sources so our care teams can proactively and dynamically deliver individualized care based on changes to a patient’s health profile. For example, within approximately 12 hours of a hospitalization—even out of state—our physician partners are notified and alerted to the patient’s clinical status. Our care managers also monitor patient care and provide physicians with insights to enable additional care across settings and locations. These factors create a positive feedback loop, whereby our technology accelerates clinical outcomes, improving strong performance, and further growing our business.

The P3 Technology/Health Hub is built on multiple products, including:

Provider Portal. This physician-facing product enables our physician partners to understand, care for and monitor their patients. Physicians can access a risk stratified patient list based on historical diagnoses, suspect diagnoses, ER visits, chronic comorbidities and socio economic factors, among others. By using this, P3 is able to present physicians with care opportunities, Healthcare Effectiveness Data and Information Set (“HEDIS®”) gaps in care and drug substitution opportunities, which directly translate into stronger cost management. Analyzing the risk-stratified patient-level data helps physicians and office staff strategize patient scheduling to optimize their resources and work hours to meet the healthcare needs of the patients that need the most care. Provider Portal also generates additional possible conditions that the physicians can screen for during patient visits. This exercise gives physicians a longitudinal view of patients’ health and any potential medical conditions they may have developed since their last annual wellness visit. This represents an important opportunity for physicians to address the conditions which otherwise may have been missed during initial health reviews of the patient.

Provider Portal is also used by our internal certified coders to review and reconcile claims data with EMR and charts data. This provides P3 an opportunity to capture dropped or missed codes documented in the patient’s medical record that were not properly converted during the initial submission of claims by our physician partner offices. This practice also ensures that the diagnosis data that is submitted to health plans is validated with appropriate supporting documentation for seamless acceptance by CMS for year-over-year risk calculation for our patients.

P3 Care Connect. P3 Care Connect is a comprehensive management tool used by P3 care management, utilization management and concurrent review teams. P3 Care Connect enables P3 care managers to provide concierge and individualized care for specific, high-risk and special needs populations. This capability allows our platform and its constituents to deliver highly impactful clinical programs aimed to reduce cost and improve clinical outcomes while optimizing efficiency. Care orchestration through a combination of program management, cohort building, care plan and assessment builders help our care managers build more intelligent care plans. P3 Care Connect allows our care and medical management teams to process prior authorizations, track P3 patient referrals within our network throughout the care continuum and manage a concurrent review for inpatient services through an automated platform that improves efficiency and auditability of existing business workflows. This tool also enables a streamlined communication between P3 and primary care physicians, specialists and other ancillary care physicians who are involved in the care of our patients.

Analytic Management Tools. Analytic Management Tools is a business intelligence platform that converts data into visualizations and real-time metrics to empower decision making at every level across the organization. It helps our administrative teams deliver a data driven approach for a better, more engaged physician experience and act as a support system to their practices.

This tool combines data management with data analysis to evaluate and transform complex data sets into meaningful, actionable information used to support effective strategic, tactical and operational insights. It also provides comprehensive information that drives performance to improve clinical outcomes and quality of care and creates physician profiles and cost analysis to improve healthcare management. With an embedded Risk Adjustment engine, it allows the organization to determine the burden of illness for our patients while providing stratification clinical data to physicians.

Our Value Proposition

Our P3 Care Model is effective, differentiated and represents a ‘win’ for all key stakeholders.

Patients

Our P3 Care Model of partnering with local physicians allows patients to maintain their relationship with their existing physicians. We believe this is key to delivering stronger clinical outcomes and support for our patients, as evidenced by our patient satisfaction rate of 97%. Our model deploys care teams for each individual patient to assist in the continuity and coordination of care. This support allows for seamless interactions across multiple physicians and various care settings. Connectivity minimizes unnecessary progression of disease or downstream care, which is evident in our results. In 2019, we achieved a 35% reduction in hospitalizations, based on P3’s hospital admission rate per thousand of 161 in Arizona compared to the local Medicare benchmark of 248. Additionally, in 2019, we achieved a 36% reduction in ED visits based on P3’s emergency department claims per thousand of 357 in Arizona, compared to the local Medicare benchmark of 557.

Physicians

We believe our model supports and empowers physicians, care teams, and practices in their transition from a traditional FFS to a VBC model. Importantly, we enable physicians to implement VBC protocols while maintaining their independence. Additionally, our P3 Care Model leverages an innovative technology suite that provides physicians with the tools to drive better clinical outcomes. Enabling physicians to own much of this process also allows for improved personal satisfaction on their journey to value-based care, resulting in our 99% physician retention rate from 2018 through December 31, 2021 on our network of approximately 2,100 physicians at December 31, 2021.

Payors

The P3 model is differentiated in our ability to also partner directly with payors. We have a proven ability to manage medical costs and improve clinical outcomes of our lives under management on behalf of our payor partners. This is evidenced by the receipt of inbound partnership requests from payors to improve growth, quality and profitability in their markets. We believe there is a significant and growing demand from payors as they capitate risk and transition to value-based care.

Competitive Differentiation

Broad delegated care model

Under our at-risk model, we are financially responsible for the medical costs associated with our attributed patients across the care continuum. In the United States, 5% to 7% of medical spend occurs in the PCP office. The remaining 93% to 95% occurs outside of the PCP office. Our broad delegated care model enables us to better manage and control critical aspects of care beyond the PCP office. By taking on additional, delegated services from our payor partners, including networking, credentialing, utilization management and claims processing, we can better control care delivery, align incentives across the care continuum, and ensure that quality care is delivered and paid for in the appropriate care setting.

Rapidly scalable, capital efficient model

We have demonstrated the rapid scalability of our model with organic revenue growth of 94% from 2018 to 2021. This is in part due to the capital efficiency of our affiliate model and in part due to our ability to grow through multiple channels. Because we primarily partner with physicians and physician groups or payors, we do not need to build brick and mortar clinics or acquire practices to enter a new market. Therefore, we require less upfront capital to enter a market and can take the time to establish a market presence and build patient recognition and familiarity as well as other relationships before investing significant funds. While many of our competitors employ the buy / build or joint-venture partnership model, our approach has a minimal “ramp-up” period and thus a faster expected near-term path to profitability. Furthermore, our ability to effectively leverage existing physician bases across the U.S. accelerates our speed to scale.

Highly experienced management team

P3 is a four-year-old company, 20 years in the making. Our management team has extensive experience in population health management, the Medicare Advantage space, and leading the transition to value-based care throughout the United States.

Our executive team has worked hard to build cultural alignment around our vision to transform healthcare. This vision and values permeate throughout our organization and are embraced by our employees and partners. Furthermore, our executive team has been thoughtful and strategic about fostering a culture of mentorship to pass on their extensive industry knowledge to future P3 leaders.

Virtuous growth cycle

Our model incentivizes all constituencies across the care spectrum to work together by aligning incentives directly based on growth, care quality, patient disease documentation, and medical expense improvements. Our model creates better physician economics within their practices. When all constituencies benefit, we all capture the meaningful value generated by the P3 Care Model by improving clinical outcomes and decreasing the cost of care. Our ability to drive savings allows us to continuously innovate, support our physician partners and engage patients on the P3 platform.

Our Growth Strategy

We intend to utilize our competitive strengths and capitalize on favorable industry trends to increase our footprint within our current markets and across new states and counties to ultimately increase the number of physicians and patients we serve.

Additional membership through current relationships. Recent data suggests that the number of Medicare-eligible patients and Medicare Advantage penetration rates will continue to increase in the upcoming years. We believe that this trend will translate into increased coverage by our current payor partners in our existing markets. As these new patients enroll in Medicare Advantage through our payors, they become attributed to our platform with little incremental cost to us.

Furthermore, we believe our physician partners will also increase their patient coverage as the number of available Medicare Advantage lives increases. We expect to be favorably positioned to benefit from this source of growth, bolstered by the sticky physician-patient relationship and our platform’s ability to assist our physician partners in more effectively managing healthcare quality, patient experience and cost.

Expansion in current markets. Based on our ability to provide a compelling value proposition for physicians looking to shift to value-based care while remaining independent, we believe there is significant opportunity to grow lives in our current markets in Arizona, Nevada, Florida and Oregon. Additionally, we have the opportunity to expand our existing membership base through our payor partners’ presence in our current markets.

Expansion into adjacent markets. Once we establish a presence in a geography, we are then able to leverage our regional infrastructure and our relationships with payors as we expand into adjacent geographies. We are more easily able to deploy this ‘land and expand’ strategy once we have established the P3 brand in a particular market.

Expansion into new markets. We are constantly evaluating our pipeline of opportunities to continue growing our membership. Based on our analysis and experience to date, we have identified a list of target markets that we believe are ideal candidates for the P3 Care Model, whether across physicians or payors. We can facilitate this growth through new payor contracts, new network partnerships via joint ventures or expanding into a new market as part of an existing payor contract. We target entering 3-5 new markets each year based on this proven strategy.

Execute on accretive acquisitions. While our growth to date has been organic, we believe there are additional robust opportunities to acquire additional lives across both physicians and payors.

Competition

The healthcare industry is highly competitive and fragmented. Our primary competition remains the status quo, FFS environment that much of the healthcare system operates in today. We currently face competition in every aspect of our business, including in offering a favorable reimbursement structure for existing physician partners and attracting payors and physician partners who are not contracted with us, from a range of large and medium-sized local and national companies that provide care under a variety of models that could attract patients, providers and payors. Our primary competitors in the population health management space include Oak Street Health, Cano Health and Agilon Health, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed care services tools and may provide these services to their physicians and patients at discounted prices, or may seek to expand their relationships with additional competing physicians or physician networks. Other organizations may also seek to apply specialized services or programs, including providing data analytics or disease-based programs, designed to enable physicians or payors to operate successfully under value-based care arrangements. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants. Our growth strategy and our business could be adversely affected if we are not able to continue to access existing geographies, successfully expand into new geographies or maintain or establish new relationships with payors and physician partners.

See “Risk Factors—Risks Related to P3’s Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.”

The principal competitive factors in our business include the nature and caliber of relationships with physicians; patient healthcare quality, outcomes and cost; the strength of relationships with payors; the quality of the physician experience; local geography leadership position; and the strength of the underlying economic model. We believe our platform, partnership and network model enables us to compete favorably.

Intellectual Property

We rely on a combination of trademark laws in the U.S. as well as confidentiality procedures and contractual provisions to protect our trade secrets, including proprietary technology, databases and our brand.

We have a federal trademark registration application for “P3 Health Partners” in the U.S. We also have filed other applications to protect names and marks that are meaningful to our business in the U.S. across various states and local jurisdictions, including for the use of the local brand created within each of our geographies, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective.

We are the controller of a variety of registered domain names that include “p3hp” and similar variations.

We have developed proprietary technology and processes that support our operational programs and clinical insights, including our P3 Technology/Health Hub, which is a proprietary system that aids in the aggregation and analysis of third-party data we collect. Our internally developed technology is continuously refined to support the needs of our platform and partners. Although we do not currently hold a patent for P3 Technology/Health Hub, we have filed provisional patent applications relating to the P3 Technology/Health Hub, and we continue to regularly assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future.

We maintain our intellectual property and confidential business information in a number of ways. For instance, we have a policy of requiring all employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us in accordance with applicable law. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Lastly, our contracts with physicians include confidentiality and non-disclosure provisions.

We may be unable to obtain, maintain and enforce our intellectual property rights, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2021, we had approximately 500 employees. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. We recognize that attracting, motivating and retaining passionate talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives and offer competitive compensation packages, ensuring fairness in internal compensation practices.

People join P3 because of our mission: To ensure providers and their patients get the healthcare they deserve. Together with our employees and physician partners, we have defined our core values as:

●	People: Our attitude is respecting and valuing everyone. Our community is strong and safe. We are family and we take care of each other with the same intensity as we take care of our patients.
●	Passion: Our heart is our patients. Our soul is our clinicians. Our strength is our culture.
●	Purpose: Our core is fixing health care. Our mindset is disciplined purposeful growth.

Our human capital efforts are supported by our dedicated human resources team. This team supports the business in identifying and recruiting top talent, supporting the onboarding and orientation of new hires through a comprehensive new employee orientation, a manager’s toolkit and resources to support onboarding, goal setting, and in-year management. Our efforts to promote a positive employee experience and build culture are further supported and enhanced by local and national in-person and virtual events, including town halls, in-office celebrations and employee activity committees. We have also developed a taskforce that seeks to drive focused and targeted diversity and inclusion efforts, including employee focus groups and participation up and down the organization to ensure all voices are heard.

Government Regulation

Regulatory Licensing and Certification

Many states, including Florida, require regulatory approval, including licensure and certification, before establishing certain types of clinics offering certain professional and ancillary services, including the services P3 offers. The operations of the P3 owned and managed clinics are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, and proof of financial ability to operate. Our ability to operate profitably will depend in part on the ability of P3 owned and managed clinics and its providers to obtain and maintain all necessary licenses and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” P3 owned and managed clinics hold CLIA Certificates of Waiver and perform certain CLIA-waived tests, which subjects such clinics to certain CLIA requirements. Sanctions for failure to comply with applicable state and federal licensing, certification and other regulatory requirements include suspension, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.

With respect to P3’s providers participating in its network, P3 providers must meet minimum requirements to apply for participation or continued participation with P3 through a credentialing process, including, without limitation, having a valid, current medical license and DEA registration, if required for the provider’s scope of practice, the absence of any debarment, suspension, exclusion or other restriction from receiving payments from any government or other third-party payor program, and clearing National Practitioner Data Bank of any reports and/or disciplinary actions. P3’s credentialing program is designed to meet CMS and the National Committee for Quality Assurance, or NCQA, credentialing requirements as well as applicable federal and state laws. P3’s credentialing committee is comprised of a group of multispecialty providers with responsibilities for thoroughly reviewing each P3 provider’s qualifications and credentials. Providers are generally recredentialed every three years or more often if necessary, which is consistent with industry guidelines. In addition, network providers are required under their participating provider agreements with P3 to have established an ongoing quality assurance program. Moreover, P3’s contracts may allow P3 to withhold compensation from time to time based upon the providers meeting certain quality metrics, including HEDIS quality measures and care coordination metrics.

State Corporate Practice of Medicine and Fee-Splitting Laws

Our arrangements with our affiliated professional entities and other physician partners are subject to various state laws, commonly referred to as corporate practice of medicine and fee-splitting laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional service fees with non-professional or business interests. These laws vary from state to state, including those where the Company does business, and are subject to broad interpretation and enforcement by state regulators. For example, the corporate practice of medicine prohibition in Nevada has only been established through attorney general opinions and there is no statutory or regulatory fee-splitting prohibition in the state. Arizona’s corporate practice of medicine was established under older case law, and more recent legislation suggests that the prohibition may not be strictly enforced in the state. Oregon prohibits the corporate practice of medicine but has an exception for professional corporations with majority physician ownership where a non-licensed person or entity may hold minority ownership interest in such professional corporation. Florida does not prohibit the corporate practice of medicine but has professional fee-splitting laws, which prohibit the sharing of professional fees based on referrals for professional services.

California’s corporate practice of medicine doctrine has been developed through statutes, case law and state attorney general opinions. The general prohibition on the corporate practice of medicine arises out of the California Business and Professions Code, which has been enforced through case law and attorney general opinions. In California, physicians and certain licensed professionals cannot be employed by non-professional corporations, except under limited exceptions which do not apply to the Company. Additionally, all clinical decisions and certain business or management decisions that result in control over a physician’s practice of medicine or a licensed professional’s clinical decisions must be made by a physician or licensed professional and not by an unlicensed person or entity. California also prohibits professional fee splitting arrangements, but management fees based on a percentage of gross revenue or similar arrangement that is commensurate with fair market value of services provided by the management company are generally permissible.

We believe we have structured our management services agreements with the our affiliated professional entities to comply with the corporate practice of medicine and fee-splitting laws of Nevada, and we expect to enter into similar agreements with affiliated professional entities in California and other states where we may operate in the future, where all clinical decisions and other business and management decisions that result in control over a physician’s practice of medicine or a licensed professional’s clinical decisions remain exclusively with the affiliated professional entities, their physician shareholders and the physicians and licensed professionals employed and contracted by such entities.

A determination of non-compliance against us and/or our affiliated professional entities or other physician partners based on the reinterpretation of existing laws or adoption of new laws could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, and/or restructuring of these arrangements.

Healthcare Fraud and Abuse Laws

We are subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, self-referral and other healthcare fraud and abuse laws.

The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Several courts have interpreted the AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated.

The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. By way of example, the AKS safe harbor for value-based arrangements and the safe harbor for arrangements between managed care organizations and downstream contractors both require, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of an applicable AKS safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services (“DHS”) from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.

The Federal False Claims Act, (“FCA”), prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. Private individuals also have the ability to bring actions under these false claims laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, are pervasive in the healthcare industry.

Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the AKS and civil FCA. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The HHS’ Office of Inspector General emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

The Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”) also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, in the event that a corporate integrity agreement or other agreement is required to resolve allegations of noncompliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or individual imprisonment.

Healthcare Reform

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, in the United States, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) substantially changed the way healthcare is financed by both governmental and private insurers. The ACA required, among other things, CMS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). The Medicare shared savings program allows for providers, physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. ACO program methodologies and participation requirements are updated by CMS for each performance year and participants are expected to comply with such program requirements and required to report on performance after the close of the year. ACOs that fail to comply with such program requirements can face penalties or even termination of their participation in the Medicare shared savings program.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a 1% reduction from April 1, 2022 through June 30, 2022 unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, the Center for Medicare and Medicaid Innovation continues to test an array of value-based alternative payment models, including the Global and Professional Direct Contracting Model to allow Direct Contracting Entities to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in these pilot payment models, we may choose to do so in the future. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, as government healthcare programs and other third-party payors transition from FFS to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.

Further, healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, on April 5, 2021, healthcare providers and certain other entities became subject to information blocking restrictions pursuant to the Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by the HHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

Data Privacy and Security Laws

We are subject to a number of federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information, including health information privacy and security laws, data breach notification laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act). For example, HIPAA imposes obligations on “covered entities,” including certain healthcare providers, such as the affiliated professional entities, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, such as P3, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition, certain state laws, such as the CMIA, the CCPA, and the CPRA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Federal and State Insurance and Managed Care Laws

Regulation of downstream risk-sharing arrangements, including, but not limited to, at-risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing organizations like us and our affiliated providers. By way of example, P3 recently acquired Medcore HP, a licensed health plan under the Knox Keene Act, which subjects the entity to certain capital requirements, licensing or certification, governance controls, utilization review and grievance procedures, among others. While these regulations have not had a material impact on our business to date, as we continue to expand, for example, through acquisitions or otherwise, these rules may require additional resources and capitalization and add complexity to our business.

Seasonality

Our business experiences some variability depending upon the time of the year. While new patients are attributed to our platform throughout the year, we experience the largest portion of our at-risk membership growth during the first quarter. Operations in our new markets generally begin on January 1, at which time our payor partners attribute patients to our physician partners as our agreements with those payors in those geographies become effective. This coincides with the beginning of the Medicare program year, when plan enrollment selections made during the prior Annual Enrollment Period, which runs each year from October 15 to December 7.

In addition, in January of each year, CMS revises the risk adjustment factor for each patient based upon health conditions documented in the prior year, leading to an overall increase in per-member revenue. As the year progresses, our per-member revenue declines as new members join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and patient morbidity disproportionately impacts our higher-risk (and therefore greater revenue) members.

Medical costs will vary seasonally depending on a number of factors, including the weather and the number of calendar working days in a given period. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per member medical costs in the first and fourth quarters.

Additional Information

We were incorporated under the laws of the State of Delaware on August 20, 2020 under the name Foresight Acquisition Corp. Upon the closing of the Business Combinations, we changed our name to P3 Health Partners Inc. Our principal executive offices are located at 2370 Corporate Circle, Suite 300, Henderson, NV 89074 and our telephone number is (702) 910-3950. Our website is www.p3hp.com. Under the investor relations page of the Company’s website, ir.p3hp.org, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our Class A Common Stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business and Financial Results

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.

Based on their assessment, our management has raised concerns about our ability to continue as a going concern. This evaluation of our cash resources available over the next twelve months from the date of this filing does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or the many factors that determine the Company’s capital requirements, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing, and/or equity financing to supplement the Company’s capitalization and liquidity, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company. Our ability to continue as a going concern may depend on our ability to obtain additional capital. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us when, or in the amounts needed, we could be required to terminate, or significantly curtail our operations and prospects. Our financial consolidated results of operations could be materially adversely affected by these decisions and these decisions could materially impact future investment in the Company.

Risks Related to Our Limited Operating History and Early Stage of Growth

We have a history of net losses. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.

We have incurred significant losses since inception. For the Successor Period ended December 31, 2021, the Predecessor Period ended December 2, 2021 and the Predecessor year ended December 31, 2020, we incurred net losses of $57.9 million, $146.4 million and $31.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $39.4 million. We expect that our operating expenses will continue to increase as we grow our business, build relationships with physician partners and payors, develop new services and comply with the requirements associated with being a public company. Since our inception, we have financed our operations primarily through private placements of equity securities, payments received from various payors and borrowings under our credit facilities. We may not succeed in sufficiently increasing our revenue to offset these expenses. Consequently, we may not be able to achieve and maintain profitability for the current or any future fiscal year. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

Our business and the markets in which we operate are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our business and the markets in which we operate are new and rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

●	attract new members and partner physicians to our platform and position our platform as a convenient and accepted way to access and deliver healthcare;
●	retain our current members, affiliated professional entities and other physician partners and encourage them to continue to utilize our platform and services;
●	gain market acceptance of our services and products with members and physicians and maintain and expand such relationships;
●	comply with existing and new laws and regulations applicable to our business and in our industry;
●	anticipate and respond to changes in Medicare reimbursement rates and the markets in which we operate;
●	react to challenges from existing and new competitors;
●	maintain and enhance our reputation and brand;
●	effectively manage our growth and business operations, including new geographies;
●	forecast our revenue, which includes reimbursements, and budget for, and manage, our expenses, including our medical expense amounts, and capital expenditures;
●	hire and retain talented individuals at all levels of our organization;
●	maintain and improve the infrastructure underlying our platform, including our data protection, intellectual property and cybersecurity; and
●	successfully update our platform and services, including expanding our services into different healthcare products and services, develop and update our software, offerings and services to benefit our members.

If we fail to understand fully or adequately address the challenges that we are currently encountering or that we may encounter in the future, including those challenges described here and elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. If the risks and uncertainties that we plan for when operating our business are incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We were established in 2017 and we are continuing to grow our marketing and management capabilities. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. If our growth strategy is not successful, we may not be able to continue to grow our revenue or operations. Our limited operating history, evolving business and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter, and we may not continue to grow at or near historical rates.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We are transitioning to a company capable of supporting commercialization, sales and marketing. We may not be successful in such a transition and, as a result, our business may be adversely affected.

We may need to raise additional capital to fund our existing operations or develop and commercialize new services or expand our operations.

We may need to spend significant amounts to expand our existing operations, including expansion into new geographies, to improve our platform and to develop new services. Based upon management’s assessment of the Company’s ability to continue as a going concern as described above, we believe that our existing cash, cash equivalents and restricted cash may not be sufficient to fund our operating and capital needs for at least the next 12 months. Our expectation regarding the sufficiency of funds is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient revenues, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth;
●	our ability to effectively manage medical expense amounts;
●	the cost of expanding our operations, including our geographic scope, and our offerings, including our marketing efforts;
●	our rate of progress in launching, commercializing and establishing adoption of our services; and
●	the effect of competing technological and market developments.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a securityholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, or future revenue streams or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance development activities. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development efforts.

We may not be able to maintain compliance with our debt covenants in the future which could result in an event of default.

Our Facility contains customary affirmative and negative covenants which, among other things, require us to maintain minimum liquidity and annual minimum revenue levels that increase over time. If we breach these or other financial covenants and fail to secure a waiver or forbearance from the lender, LTD-D, such breach or failure could result in an event of default and accelerate the repayment of the outstanding borrowings under the Facility or the exercise of other rights or remedies that LTD-D may have under applicable law. As of December 31, 2021, the Company was not in compliance with its Term Loan covenants related to issuance of the 2021 financial statements with an audit opinion free of a “going concern” qualification or timely filing of the 2021 financial statements. LTD-D has granted (i) a waiver of the covenant under the Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022. We were in compliance with all other covenants under the Facility as of December 31, 2021. However, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Facility or the lenders of any future indebtedness we may incur will grant us any such waiver or forbearance in the future.

We may experience difficulties in managing our growth and expanding our operations.

We expect to experience significant growth in the scope of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources.

We may not recognize the anticipated benefits of recent and future acquisitions and any such acquisitions could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

The anticipated benefits of the Company’s Business Combinations, other recent acquisitions and any future acquisitions may not be realized fully, or at all, and may take longer to realize than expected. Anticipated benefits of any acquisition may be affected by, among other things, competition and our ability to grow and manage growth profitably. Further, we may not be able to continue the operational success or successfully finance or integrate any businesses that we acquire. The integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition we make will not have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

We have substantial goodwill as a result of recent business combinations and acquisitions. As of December 31, 2021, the net carrying value of goodwill and other intangible assets represented $2.1 billion, or 91% of our total assets. Goodwill and indefinite-lived intangible assets totaling $1.3 billion are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Definite-lived intangible assets totaling $0.8 billion are amortized over 10 years.

Due to the decrease in the share price over the second quarter of 2022, the Company will record a significant goodwill impairment of $851.5 million as of June 30, 2022. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize additional non-cash charges to operating earnings for goodwill and/or other intangible asset impairment, which could be significant.

Risks Related to Our Business and Industry

The COVID-19 pandemic has impacted, and may, along with future pandemics or epidemics, continue to impact, our operations and may materially and adversely affect our business and financial results.

On March 11, 2020, the World Health Organization designated COVID-19 a global pandemic. The COVID-19 pandemic has spread globally, including to Nevada, where our primary office is located. The COVID-19 pandemic is evolving, and has led to the implementation of various responses, including government-imposed, shelter-in-place orders, quarantines, travel restrictions and other public health safety measures. In response to the spread of COVID-19, and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely.

Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, increasing the potential for harm for our enrolled members. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our members. If the spread of COVID-19 is not contained, the capitated revenue we receive may prove to be insufficient to cover the cost of healthcare services delivered to our enrolled members, which could increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated medical claims and related costs. Patients have been and may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deterring healthcare costs to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. In addition, the clinical disease burdens of our members may increase over time to the extent that members have received reduced preventative care to manage their existing clinical conditions, and the amount of medical care which has been deferred during the pandemic may exceed our expectations.

Numerous state and local jurisdictions, including all markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in periods of remote operations at our headquarters and medical centers, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby negatively impacting our operations.

In response to the COVID-19 pandemic, we created a COVID-19 Task Force that is supported by team members from across the organization to ensure a coordinated response. We quickly made operational changes to the staffing and operations of our medical centers to minimize potential exposure to COVID-19, in accordance with local and state guidelines. Our company owned clinics remained open to those members with urgent needs, and we successfully pivoted our company owned clinics to a telemedicine offering for routine care in order to protect and better serve our patients, providers, care teams and community. We provided support to our affiliate physicians to implement similar telemedicine offers to ensure safe patient access. We implemented daily temperature monitoring of our employees and implemented mandatory face masks allowing our administrative offices to remain open to support our medical centers and affiliated physicians. We also established a work-from-home policy, encouraged employees to work remotely when necessary to reduce risk to potential exposure and provided access to free vaccinations. Deeply committed to our employees, we made a conscious decision not to furlough any of our employees, even if their function was disrupted by COVID-19. If the COVID-19 pandemic worsens, especially in regions where we have offices or medical centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our member growth, membership retention or employee productivity, any of which could harm our financial condition and business operations.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our members as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual member. Payers with higher acuity members receive more, and those with lower acuity members receive less. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, Medicare is allowing documentation for conditions identified during video visits with patients. However, given the disruption caused by COVID-19, it is unclear whether we will be able to document the health conditions of our members as comprehensively as we did in 2019, which may adversely impact our revenue in future periods.

The COVID-19 pandemic could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.

Any of these factors could severely impact our development activities and business operations. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.

Due to our recurring contracted revenue model, the COVID-19 pandemic did not have a material impact on our revenues during 2020 and 2021. Nearly 97% of our total revenues are recurring, consisting of fixed per member per month capitation payments received from Medicare Advantage health plans. Based upon claims paid to date, our direct costs related to COVID-19 claims were approximately $67.4 million for the period from March 1, 2020 through December 31, 2021. We expect to incur additional COVID-19 related costs given the volume of positive cases and “breakthrough” cases (positive cases in vaccinated patients) present in our markets. Because of the nature of capitation arrangements, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

The extent to which the COVID-19 outbreak, or another pandemic, epidemic, or outbreak of an infectious disease may directly or indirectly impact our operations and results of operations will depend on multiple factors. Such factors include, but are not limited to, the ultimate geographic spread of the disease, the duration of the outbreak, the emergence of variants, the availability and efficacy of a vaccine, additional or modified government actions, new information that emerges concerning the severity and impact of COVID-19 and actions to contain the outbreak or treat its impact, such as social distancing, quarantines, lock-downs or business closures. We may be unable to properly anticipate or prepare for these events and, as a result, our business may be materially adversely impacted.

We rely on our management team and key employees and our business, financial condition, cash flows and results of operations could be harmed if we are unable to retain qualified personnel.

Our success depends largely upon the continued services of key members of senior management. Most members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of managed care, operations and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

Competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry. As a result, as we continue to grow and enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills. If our hiring efforts in new or existing geographies are not successful, our business will be harmed. In addition, we experienced labor shortages in 2021, which were pronounced as a result of the ongoing COVID-19 pandemic. A number of factors have and may in the future adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations. In addition, we have experienced high employee turnover and expect to continue to experience high employee turnover in the future. New hires require significant training and, in most cases, take significant time before such personnel achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business, financial condition, cash flows and results of operations will be harmed.

In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

Our growth depends in part on our ability to identify and develop successful new geographies, physician partners, payors and patients. If we are not able to successfully execute upon our growth strategies, there may be a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business depends on our ability to identify and develop successful geographies and relationships with physician partners and payors, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners. In order to pursue our strategy successfully, we must effectively implement our platform, partnership and network model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners and payors. We contract with a limited number of affiliated professional entities and other physician partners and rely on such physicians within each geography. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to increase their capacity to service Medicare patients, and to effectively meet increased patient demand. Our affiliated professional entities and other physician partners may encounter difficulties in recruiting additional primary care physicians to their practices due to many factors, including significant competition in their geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit and integrate physician partners into our model, or the failure of our affiliated professional entities or other physician partners to recruit additional primary care physicians or manage and scale capacity to timely meet patient demand, could substantially harm our brand and reputation, impact our competitiveness, inhibit widespread adoption of our platform, partnership and network model and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Further, our growth strategy depends, in part, on securing and integrating new high-caliber physician partners and expanding into new geographies in which we have little or no operating experience. Integration and other risks can be more pronounced for larger and more complicated relationships or relationships outside of our core business space, or if multiple relationships are pursued simultaneously. Additionally, new geographies may be characterized by stakeholder preferences for, and experience with, rates of Medicare Advantage enrollment, Medicare Advantage reimbursement rates, payor concentration and rates of unnecessary variability in and utilization of medical care that differ from those in the geographies where our existing operations are located. Likewise, new geographies into which we seek to expand may have laws and regulations that differ from those applicable to our current operations. As an immature and rapidly growing company, we may be unfamiliar with the regulatory requirements in each geography that we enter, and we may be forced to incur significant expenditures to ensure compliance with requirements to which we are subject. If we are unable or unwilling to incur such costs, our growth in new geographies may be less successful than in our current geographies.

Further, our growth to date has increased the significant demands on our management, operational and financial systems, infrastructure and other resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business, financial condition, cash flows and results of operations could be harmed.

If growth in the number of patients and physician partners on our platform decreases, or the number of services that we are able to provide to physician partners and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed.

Substantially all of our total revenues relate to federal government healthcare programs. The policies and decisions made by the federal government regarding these programs have a substantial impact on our profitability. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care. As we grow our member base, we will need to maintain and grow our network of providers. Certain of our providers are permitted to provide services on other platforms, and therefore, our success will be dependent on our ability to retain and recruit highly trained and licensed physicians and other providers to our platform.

There are sometimes wide variations in the established per member reimbursement rates as a result of, among other things, members’ risk status, acuity levels and age, plan benefit design and geography. As the composition of our membership base changes, due to programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additional factors that could affect our ability to sell products and services include, but are not limited to:

●	price, performance and functionality of our solution;
●	availability, price, performance and functionality of competing solutions;
●	our ability to develop and sell complementary services;
●	stability, performance and security of our hosting infrastructure and hosting services; and
●	changes in healthcare laws, regulations or trends.

Any of these consequences could lower retention rate and have a material adverse effect on our business, financial condition and results of operations.

If the estimates and assumptions we use to project the size, revenue or medical expense amounts of our target geographies are inaccurate or the cost of providing services exceeds the amounts received by us, our future growth prospects may be impacted, and we may generate losses or fail to attain financial performance targets.

We often do not have access to reliable historical data regarding the size, revenue or medical expense levels of our target geographies or potential physician partners. As a result, our market opportunity estimates and financial forecasts developed as we enter into a new geography, are subject to significant uncertainty, and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of the market for our services and the estimates of our market opportunity may prove to be inaccurate.

Principal assumptions relating to our market opportunity include estimates of the total number and average length of relationships between Medicare Advantage patients and their physicians, historical Medicare Advantage patient growth rates, amount of revenue and medical expenses associated with Medicare Advantage members expected to be attributed to our affiliated professional entities and other physician partners and historical experience that such physician partners have with a similar platform. Our opportunity is based on the assumption that our platform, partnership and network model will be more attractive to potential physician partners than competing options. However, potential physician partners may elect to pursue a different strategic option.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the medical expenses of patients may be outside of our affiliated providers’ control in the event that patients take certain actions that increase such expenses, such as unnecessary hospital visits. If we underestimate or do not correctly predict the cost of the care our affiliated providers furnish to patients, we might be underpaid for the care that must be provided to patients, which could have a negative impact on our results of operations and financial condition.

We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays, uncertainties and disagreements regarding the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.

The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to patients, we may from time to time experience delays in receiving the associated capitation payments or, for patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, or additional supporting documentation is necessary. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further reduce, complicate or delay our reimbursement claims. Further, the Medicare program and its reimbursement rates and rules, upon which many third-party payors base their reimbursement rate, are subject to frequent change. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays, uncertainties and disagreements regarding the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing and other costs related to resolving disagreements or uncertainties. For example, in July 2021, a discrepancy was identified in the service agreement with one of our health plans in the way the revenue of Medicare Part C and Medicare Part D was being calculated compared to the definitions of “revenue” under the service agreement. This discrepancy resulted in a contract dispute and a renegotiation of the service agreement. We have determined it is probable that resolution of this discrepancy will result in an additional payment to the health plan of approximately $10.6 million. This contingent liability is reflected in the Company’s financial statements presented in this Annual Report on Form 10-K. See Note 26 “Commitments and Contingencies” for additional information on the impact of this discrepancy.

In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. We may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which we may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections, which we may not be able to offset with sufficient revenue.

In response to the COVID-19 pandemic, the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.

The termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or nonrenewal of our contracts with those plans, could have a material adverse effect on our revenue and operations.

We contract with health plans to provide capitated care services with respect to certain of their Medicare Advantage members. Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Our contracts with two health plans to provide capitated care services for their members collectively accounted for approximately 53% and 46% of our capitated revenue for the year ended December 31, 2020 and December 31, 2021, respectively. If a plan with which we contract for these services loses its Medicare Advantage contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare Advantage program, decides to discontinue its Medicare Advantage and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, certain patients covered by such plans may choose to shift to another primary care physician (“PCP”) within their health plan’s network. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as Centene Corporation, Atrio Health Plans, United Healthcare and Aetna, with respect to their Medicare Advantage members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business.

The healthcare industry has also experienced a trend of consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates may decline based on renegotiations and larger payors having significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided through capitation agreements.

If any of our affiliated professional entities or other physician partners lose their regulatory licenses, permits and/or accreditation status, or become ineligible to receive reimbursement under Medicare or Medicaid or other third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.

The operations of our managed clinics through our affiliated professional entities or other physician partners are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Our managed clinics and affiliated professional entities are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare and Medicaid fraud and abuse and physician self-referrals, and maintaining updates to our affiliated professional entities’ enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. Our managed clinics and affiliated professional entities are subject to periodic inspection by licensing authorities and accreditation organizations to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our managed clinics or affiliated professional entities be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification or accreditation so that we or affiliated professional entities are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows or results of operations.

We are dependent on our affiliated professional entities and other physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts.

Our success depends upon our continued ability to collaborate with and expand a network of high-caliber affiliated professional entities and other physician partners who can provide high quality of care, improve clinical outcomes and effectively manage healthcare costs, which are key drivers of our profitability. Our physician partners could demand an increased payment arrangement or take other actions, or fail to take actions, that could result in higher medical costs, lower quality of care for our members, harm to our reputation or create difficulty meeting regulatory or other requirements. Likewise, our physician partners could take actions contrary to our instructions, requests, policies or objectives or applicable law, or could have economic or business interests or goals that are or become inconsistent with our own. Further, our physician partners may not engage with our platform to assist in improving overall quality of care and management of healthcare costs, which could produce results that are inconsistent with our estimates and financial models and negatively impact our growth.

In addition to receiving care from our affiliated professional entities and other physician partners, our members also receive care from an array of hospitals, specialists and ancillary providers who typically contract directly with our payors. We cannot guarantee the quality and efficiency of services from such providers, over which we have no control. Members who receive sub-optimal healthcare from such providers may be dissatisfied with our physician partners, which would have a negative impact on member satisfaction and retention. Any of these consequences could adversely impact our business, financial condition and results of operations.

We could also experience significant losses if the expenses incurred to deliver healthcare services to our attributed members exceed revenues we receive from payors in respect of our attributed members. Under a capitation contract, a payor typically prospectively pays periodic capitation payments representing a prospective budget from which its physician partnerships manage healthcare expenses on behalf of the population enrolled with that physician partnership. To manage total medical services expense, we rely on our affiliated professional entities’ and other physician partners’ ability to improve clinical outcomes, implement clinical initiatives to provide a better healthcare experience for our members and accurately and sufficiently document the risk profile of our members. While our contracts vary, generally, if the cost of medical care provided exceeds the corresponding capitation revenue we receive, we may realize operating deficits, which are typically not capped, and could lead to substantial losses.

Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a result of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare Advantage plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursement received by these health plans with respect to our patients, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Given each health plan’s control of its plans and the many other providers that serve such plans, we believe that we will have limited ability to influence the overall quality rating of any such plan. The Bipartisan Budget Act, passed in February 2018, implemented certain changes to prevent artificial inflation of star ratings for Medicare Advantage plans offered by the same organization. In addition, CMS has terminated plans that have had a rating of less than three stars for three consecutive years, whereas Medicare Advantage plans with five stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of a plan that we serve, we may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

Our industry is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in various aspects of our business, including in offering a favorable reimbursement structure for physician partners and potential physician partners and attracting payors and physician partners who are not contracted with us, from a range of companies that provide similar services under different care models that could attract patients, providers and payors, including hospitals, managed service organizations and provider networks and data analysis consultants. Further, individual physicians who are contracted within our network may affiliate with our competitors. Competition from hospitals, managed service organizations and provider networks and data analysis consultants, payors and other parties could result in payors changing the benefit structure that is offered to our members, which could negatively impact our profitability and market share.

Our primary competitors include Oak Street Health, Cano Health and Agilon Health, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed services tools and may provide these services to their physicians and patients at discounted prices, or may seek to expand their relationships with additional competing physicians or physician networks, including in geographic areas we serve. This may result in a more competitive environment and increased challenges to grow at the rates we have projected. We expect that competition will continue to increase as a result of consolidation in the healthcare industry and increased demand for its services.

Some of our competitors may have greater name recognition, particularly in local geographies, longer operating histories, superior products or services and significantly greater resources than we do. Further, our current or potential competitors may be acquired by or partner with third parties with greater resources than we have. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial benefits structure and premium competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with providers of complementary services, technologies or services to increase the attractiveness of their services.

Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, better data aggregation systems, greater marketing expertise, greater financial resources and larger marketing teams than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare delivery industry, which could create additional pressure on the premiums that our payors are able to charge. If we are unable to successfully compete, our business, financial condition, cash flows and results of operations could be materially adversely affected.

Our future growth and the profitability of our business will depend in large part upon the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively.

Our business success depends on our ability to attract and retain members, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

●	create greater awareness of our brand;
●	identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
●	determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
●	effectively manage marketing costs (including creative and media) to maintain acceptable consumer acquisition costs;

●	select the most effective markets, media and specific media vehicles in which to advertise; and
●	convert consumer inquiries into clients and members.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our services and attracting new clients and members. Our brand promotion activities may not generate consumer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain members necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad adoption of our brands.

Developments affecting spending by the healthcare industry could adversely affect our business.

The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:

●	government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
●	consolidation of healthcare industry participants;
●	reductions in government funding for healthcare; and
●	adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

Any of these changes in healthcare spending could adversely affect our revenue. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific markets that we serve now or in the future. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our solutions and services will continue to exist at current levels or that we will have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.

We and our affiliated professional entities and other physician partners may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if the claims are not covered by insurance.

Our overall business entails the risk of medical liability claims. Although we and our affiliated professionals carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of our and those affiliated professionals’ insurance coverage. We carry or will carry professional liability insurance for the Company and each of our healthcare professionals. Additionally, all of the network providers that contract or will contract with us separately carry or will carry professional liability insurance for themselves and their healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to us and our affiliated professionals in the future at acceptable costs or at all, which may negatively impact our and our affiliated professionals’ ability to provide services to members, and thereby adversely affect our overall business and operations.

Any claims made against us or our affiliated professionals that are not fully covered by insurance could be costly to defend against, result in substantial damage awards, and divert the attention of our management and our affiliated professional entities from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

If we or our affiliated professional entities or other physician partners fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.

The 21st Century Cures Act, or the Cures Act, which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, (“ONC”), and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces that connect to provider electronic health record systems. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.

Our business and operations would suffer in the event of information technology system failures, security breaches, or other deficiencies in cybersecurity.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

In the ordinary course of our business, we, our affiliated professional entities or other physician partners collect and store sensitive data, including personally identifiable information, protected health information, or PHI, intellectual property and proprietary business information owned or controlled by us or our employees, members and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to provide and manage parts of our information technology systems, including our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks with respect to the protection of this information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. A breach or failure of our or our third-party vendors’ or subcontractors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. If these third-party vendors or subcontractors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage.

The secure processing, storage, maintenance and transmission of information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced, low-threat attacks by hackers or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Our information systems must also be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed.

Any access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and corresponding regulatory penalties. In addition, we could face criminal liability, damages for contract breach and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Notice of breaches may be required to be made to affected individuals or other state or federal regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Despite our implementation of security measures to prevent unauthorized access, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.

Numerous state and federal laws, regulations, standards and other legal obligations, including consumer protection laws and regulations, which govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including health-related information, could apply to our operations or the operations of our partners. For example, HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities, such as the affiliated professional entities or other physician partners, and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.

Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS Office for Civil Rights and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Further, certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. In addition, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, California’s Confidentiality of Medical Information Act, or the CMIA, places restrictions on the use and disclosure of health information, including PHI, and other personally identifying information, and can impose a significant compliance obligation. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA. In the event that we are subject to these domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Legal proceedings in connection with the Business Combinations, the outcome of which is uncertain, could draw the attention of our management team away from the operation of our business.

Prior to execution of the definitive agreements for the Business Combinations, Hudson Vegas Investment SPV, LLC, (“Hudson”), one of our existing equity holders, asserted that it had an option to purchase additional equity interests in P3 Health Group Holdings, LLC (“Legacy P3”) in connection with the pending transaction with Foresight, or the Purchase Option. We do not agree that the Purchase Option applies to the Business Combinations. On June 11, 2021, Hudson filed an action in the Delaware Court of Chancery, or the Hudson Action, in which it challenged the Business Combinations. Specifically, Hudson purports to assert claims against Legacy P3, the members of the Legacy P3 Board of Managers, certain of the Legacy P3 officers and Chicago Pacific Founders Fund, L.P., or CPF, for breach of the Third Amended and Restated Limited Liability Company Agreement of Legacy P3, dated as of April 16, 2020 (the “Legacy P3 LLC Agreement”), (against Legacy P3 and CPF), breach of fiduciary duty (against certain of Legacy P3’s officers) and breach of alleged contractual standards of conduct (against the Legacy P3 Board of Managers) in connection with the process leading up to, and approval of, the Business Combinations. In the Hudson Action, Hudson sought to enjoin the consummation of the Business Combinations, and seeks a declaration that the Business Combinations violate its rights under the Legacy P3 LLC Agreement, a declaration that the members of the Legacy P3 Board of Managers and certain of Legacy P3’s officers breached their fiduciary duties, and money damages including attorneys’ fees.

On September 9, 2021, the Court of Chancery held a hearing on Hudson’s motion for a preliminary injunction to enjoin the consummation of the Business Combinations. On September 14, 2021, the Court of Chancery issued an oral ruling denying Hudson’s motion for a preliminary injunction due to the lack of probability of success on the merits or, with respect to the Purchase Option only, lack of a showing of irreparable harm based on the condition that the escrow described below be created. In its ruling, the Court of Chancery held that Hudson had not demonstrated a reasonable probability of success on its claims, with the exception of its claim relating to the Purchase Option. With respect to the Purchase Option claim, the Court declined to address the merits and instead denied Hudson’s motion on the basis of no irreparable harm subject to the condition that the defendants memorialize their commitment to escrow, pending final resolution of the action, the consideration Hudson would be entitled to receive if it is determined that the Purchase Option can be validly exercised, in a stipulation filed with the Court of Chancery. On September 17, 2021, the defendants filed a stipulation and proposed order regarding escrow which confirmed their commitment to do so, and to cause the Payment Spreadsheet (as defined in Section 2.01(f) of the Merger Agreement) to provide that such consideration will be directed to such escrow. The Court of Chancery granted and entered the stipulation and proposed order on September 17, 2021.

The former members of P3 (other than Hudson) have agreed to indemnify the Company and P3 LLC following the Closing, for any damages, including reasonable attorney’s fees, arising out of matters relating to the dispute with Hudson.

On December 27, 2021, Hudson filed a Motion for Leave to Amend the Verified Complaint. The proposed Amended Complaint contains certain of Hudson’s original claims and also adds additional claims, including bad faith breach of contract claims against certain of the former P3 Managers, an additional contractual claim against P3, and a tortious interference with contract claim against Foresight Acquisition Corp., Foresight Acquisition Corp. II, P3 Partners Inc., Sameer Mathur, and Greg Wasson. Defendants informed Hudson that they did not oppose the Motion for Leave to Amend the Verified Complaint, and on February 4, 2022, Hudson filed its Verified Amended Complaint.

On March 9, 2022, all Defendants moved to dismiss the Verified Amended Complaint. The Briefing on Defendant’s Motion to Dismiss was completed on May 17, 2022.

On March 25, 2022, Hudson served its Second Request for the Production of Documents directed to Defendants, and on April 14, 2022, Defendants filed a Motion to Stay Discovery and for Protective Order Pending Resolution of Motions to Dismiss (the “Motion to Stay”). Defendants served formal responses and objections to the Second Request for the Production of Documents on April 25, 2022. On July 13, 2022, the Court heard argument on both the Motions to Dismiss and the Motion to Stay and took the matters under advisement. On September 12, 2022, the Court issued an opinion which concluded that the Court could exercise personal jurisdiction over Ms. Puathasnanon, an officer defendant in the action. The Court has not addressed any of the other arguments in the Motions to Dismiss, including Ms. Puathasnanon’s other defenses. On October 14, 2022, the Court issued an opinion which concluded that the Court could exercise personal jurisdiction over Mr. Wasson. The Court has not addressed any of the other arguments in the Motions to Dismiss, including Mr. Wasson’s other defenses.

Defending or settling this lawsuit could draw the attention of our management team away from the operation of our business and while we are indemnified by the P3 Equityholders for costs in connection with this lawsuit, it is possible that we could nonetheless incur financial losses if disputes arise with respect to the extent of the indemnification obligations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings, federal and state audits, government investigations, and payor audits, investigations, overpayments, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation and audits may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our Class A Common Stock or publicly traded warrants.

Changes in U.S. tax laws, and the adoption of tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States, could adversely affect our operating results and financial condition.

We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and tax authorities may challenge the positions that we take.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our Class A Common Stock and publicly traded warrants.

Our quarterly results of operations, including our revenue, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

●	our ability to maintain and grow the number of members on our platform;
●	the demand for and types of services that are offered on our platform by providers;
●	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
●	our ability to effectively manage the size and composition of our network of healthcare providers relative to the level of demand for services from our members and our clients’ members and patients;
●	our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;
●	client and member renewal rates and the timing and terms of client and member renewals;

●	changes to our pricing model;
●	our ability to introduce new features and services and enhance our existing platform and our ability to generate significant revenue from new features and services;
●	the impact of outages of our platform and associated reputational harm;
●	security or data privacy breaches and associated remediation costs;
●	the timing of expenses related to the development or acquisition of technologies or businesses; and
●	the COVID-19 pandemic or other pandemics.

Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class A Common Stock and publicly traded warrants.

Our only significant asset is the ownership of a minority of the economic interest in P3 LLC, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A Common Stock.

We have no direct operations and no significant assets other than the ownership of a minority of the economic interests in P3 LLC. As of the closing of the Business Combinations, we owned approximately 17.1% of the economic interests in P3 LLC. We depend on P3 LLC and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including to satisfy our obligations under the Tax Receivable Agreement, or to pay any dividends with respect to our Class A Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of P3 LLC and its subsidiaries may limit our ability to obtain cash from P3 LLC. The earnings from, or other available assets of, P3 LLC and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations, including our obligations under the Tax Receivable Agreement, or pay any dividends on our Class A Common Stock should we decide to do so. P3 LLC will be classified as a partnership for U.S. federal income tax purposes and, as such, will generally not be subject to entity level U.S. federal income tax. Instead, taxable income will be allocated to holders of P3 LLC units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by P3 LLC. Under the terms of the P3 LLC Amended and Restated Limited Liability Agreement (the “P3 LLC A&R LLC Agreement”), and the Tax Receivable Agreement, P3 LLC will be obligated to make tax distributions or payments to holders of its P3 LLC units, including us, except to the extent such distributions or payments would render P3 LLC insolvent or are otherwise prohibited by law or the terms of any credit facility. In addition to our tax payment obligations, we will also incur expenses related to our operations and our interests in P3 LLC, including costs and expenses of being a publicly traded company, all of which could be significant. To the extent that we require funds and P3 LLC or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

Our management has limited experience in operating a public company.

Our executive officers and certain directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the transition to a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our management’s time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Risks Related to Our Legal and Regulatory Environment

We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships and arrangements with healthcare providers and vendors, our marketing activities and other aspects of our operations. Of particular importance are:

●	the federal Anti-Kickback Statute, or the AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. By way of example, the AKS safe harbor for value-based arrangements requires, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal, although such arrangements may be subject to greater scrutiny by government authorities. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	the federal physician self-referral law, or the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
●	the federal False Claims Act, or the FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud;
●	such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing, coding or risk adjustment information to our affiliated professional entities and other physician partners through Provider Portal and Analytic Management Tools, respectively. The government may also assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
●	the Civil Monetary Penalties Statute, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;

●	the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
●	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
●	laws that regulate debt collection practices;
●	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
●	federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and
●	federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.

The laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that a government authority will find that we or our affiliated professional entities or other physician partners are in compliance with all such laws and regulations that apply to our business. Further, because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the business activities undertaken by us or our affiliated professional entities or other physician partners could be subject to challenge under one or more of these laws, including, without limitation, our patient assistance programs that waive or reduce the patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services we provide to them if they meet certain financial need criteria. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. In addition, any action against us or our affiliated professional entities or other physician partners for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity, or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows, reputation as a result.

If any of our owned or managed clinics lose their regulatory licenses, permits and/or registrations, as applicable, or become ineligible to receive reimbursement under Medicare, Medicaid or other third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.

The operations of our owned and managed clinics through affiliated professional entities and other physician partners are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures and proof of financial ability to operate. Our owned and managed clinics and affiliated professional entities and other physician partners are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare, Medicaid and state fraud and abuse and physician self-referrals, and maintaining updates to our and our affiliated professional entities’ and other physician partners’ enrollment in the Medicare and Medicaid programs, including addition of new clinic locations, providers and other enrollment information. Our owned and managed clinics are subject to periodic inspection by licensing authorities to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our owned or managed clinics be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification so that we or our affiliated professional entities and other physician partners are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows or results of operations.

If our arrangements with our affiliated professional entities and other physician partners are found to constitute the improper rendering of medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.

Our contractual relationships with our affiliated professional entities and other physician partners may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services or exercising control over licensed physicians or other healthcare professionals (such activities generally referred to as the “corporate practice of medicine”) or engaging in certain practices such as fee-splitting with such licensed professionals. The interpretation and enforcement of these laws vary significantly from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services and/or that our arrangements with our affiliated professional entities and other physician partners constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our affiliated professional entities and other physician partners to bring our activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services to members of the health plans with whom we contract.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Other third-party payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

●	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
●	state or federal agencies imposing fines, penalties and other sanctions on us;
●	temporary suspension of payment for new patients to the facility or agency;
●	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
●	self-disclosure of violations to applicable regulatory authorities;
●	damage to our reputation;
●	the revocation of a facility’s or agency’s license;
●	criminal penalties;
●	a corporate integrity agreement with HHS’ Office of Inspector General; and
●	loss of certain rights under, or termination of, our contracts with payors.

We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. By way of example, the ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas.

In addition, new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

The evolving regulation of value-based reimbursement models may have a material adverse effect on our operations.

Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing organizations like us and our affiliated providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. As a result, new and existing laws, regulations or guidance could have a material adverse effect on our operations and could subject us to the risk of restructuring or terminating our arrangements with our affiliated professional entities or other physician partners, as well as the risk of regulatory enforcement, penalties and sanctions, if state and federal enforcement agencies disagree with our interpretation of these laws. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.

Regulatory proposals directed at containing or lowering the cost of healthcare, including the Direct Contracting Model, and our participation, voluntary or otherwise, in such proposed models, could impact our business, financial condition, cash flows and operations.

The ACA also required CMS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of ACOs. The Medicare shared savings program allows for providers, physicians and other designated healthcare professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. We have an ACO in Arizona participating in the Medicare Shared Savings Plan (“MSSP”), and is subject to ACO program methodologies and participation requirements that are updated by CMS for each performance year. We and our affiliated providers as ACO participants are expected to comply with such program requirements and are required to report to CMS on performance after the close of the year. Failure to comply with such program requirements could subject us and our affiliated providers to significant penalties and, in some cases, termination from participating in MSSP.

Additionally, the Center for Medicare and Medicaid Innovation continues to test an array of value-based alternative payment models, including the Global and Professional Direct Contracting Model to allow Direct Contracting Entities to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in these pilot payment models, we may choose to do so in the future. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, as government healthcare programs and other third-party payors transition from FFS to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.

Risks Related to Our Class A Common Stock

We have identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in the price of our Class A Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audits of our financial statements for the years ended December 31, 2018, 2019, 2020 and 2021, and the restatement of our financial statements for the years ended December 31, 2020 and 2019, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring controls to prevent or detect material misstatement to the consolidated financial statements. These material weaknesses are specifically attributed to the following: (i) We did not have adequate policies and procedure or sufficient qualified resources with sufficient technical knowledge to maintain effective controls over the accounting related to significant accounts and related financial statement disclosures. (ii) We did not design and implement a sufficient risk assessment process to identify and assess risks impacting control over financial reporting. (iii) We had ineffective evaluation and determination as to whether the components of internal control were present and functioning. As a consequence of these entity-level material weaknesses, we did not design, implement, and maintain effective control activities within certain business processes and the information technology environment to mitigate the risk of material misstatement in financial reporting. Specifically: (i) We did not maintain effective controls over our information systems to ensure that relevant and reliable information was communicated on a timely basis across the organization to support the financial reporting process. Particularly, we did not design and implement effective information technology general controls in the areas of user access related to certain information technology systems that support our financial reporting process. We also did not maintain sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review of account reconciliations and journal entries. (ii) We did not design and maintain effective management review controls at a sufficient level of precision over the accounting for transactions related to the risk adjustment factor receivable and related revenue, capitated revenue classification, premium deficiency reserves, business combinations, goodwill and intangibles, income taxes, warrant valuation, and equity awards. This material weakness resulted in certain material corrections to the financial statements. (iii) We did not design and maintain effective controls at a sufficient level of precision over the estimation of claims expense and payable including controls over the review of historical claims data, including the completeness and accuracy of data used to determine the financial statement amounts. (iv) We did not design and maintain effective controls over accounting for complex transactions, including the inaccurate attribution of net income or loss to the controlling and non-controlling interest pursuant to ASC 810 for subsidiaries that are variable interest entities, the improper classification of the Class A Units as permanent equity instead of temporary equity, and the improper accounting of preferred returns in equity and interest expense, as no recognition is necessary until legally declared. This material weakness resulted in the restatement discussed in Note 2 to the financial statements included herein.

We have taken and are taking steps to remediate these material weaknesses through (i) hiring qualified accounting, financial reporting, IT, and other key management personnel with public company experience, (ii) engaging an external advisor to assist with the risk assessment process, documenting internal controls, including enhancing controls to ensure proper communication of critical information, review and approvals; evaluating effectiveness of internal controls and assist with the remediation of deficiencies and training of personnel, as necessary, and establishment of a formal internal audit function and (iii) enhancing policies and procedures documentation for key areas of accounting, including each area where a material weakness was identified. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above. We have identified other deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness, which we are in the process of remediating.

If we are unable to successfully remediate the material weaknesses or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our financial statements could occur, and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which may adversely affect our business and the price of our Class A Common Stock may decline as a result.

In addition, even if we remediate the material weaknesses, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function to remediate our material weaknesses or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding that our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

We are an “emerging growth company” and we have elected to comply with reduced public company reporting requirements, which could make our Class A Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, (iv) not being required to provide audited financial statements for certain periods and (v) an extended transition period to comply with new or revised accounting standards applicable to public companies. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Foresight; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and may elect to take advantage of other reduced disclosure obligations in future filings. In addition, we have chosen to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information that we provide to holders of our Class A Common Stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our Class A Common Stock less attractive as a result of reliance on these exemptions. If some investors find our Class A Common Stock less attractive as a result of our reduced disclosure, there may be a less active trading market for our Class A Common Stock and the market price for the Class A Common Stock may be more volatile.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and the General Corporation Law of the State of Delaware (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of Class A Common Stock, and therefore depress the trading price of Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the certificate of incorporation and the bylaws include provisions:

●	providing for a classified board of directors with staggered, three-year terms;
●	regarding the ability of the board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	regarding the limitation of the liability of, and the indemnification of, directors and officers;
●	providing that certain transactions are not “corporate opportunities” and that, subject to certain exceptions, Foresight Sponsor Group, LLC, (the “Sponsor”) or the Chicago Pacific Founders funds or their respective affiliates and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives, or any director or stockholder who is not employed by us or our subsidiaries, are not subject to the doctrine of corporate opportunity and such persons do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries;
●	regarding the ability of the board of directors to amend the bylaws, which may allow the board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and
●	regarding advance notice procedures with which stockholders must comply to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

The Sponsor and the Chicago Pacific Founders funds, which are significant stockholders in our company, and their respective affiliates and representatives, non-employee directors and other non-employee stockholders will not be limited in their ability to compete with us, and the corporate opportunity provisions in our certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to us, which presents potential conflicts of interest.

Our certificate of incorporation provides that subject to certain exceptions, the Sponsor and the Chicago Pacific Founders funds and their respective affiliates and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives, or any director or stockholder who is not employed by us or our subsidiaries, would not be restricted from owning assets or engaging in businesses that compete directly or indirectly with us or any of our subsidiaries. In particular, subject to the limitations of applicable law and the certificate of incorporation, these persons may among other things:

●	engage in a corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates have a reasonable expectancy interest or property right;
●	purchase, sell or otherwise engage in transactions involving securities or indebtedness of us or our affiliates, provided that such transactions do not violate our insider trading policies; and
●	otherwise compete with us.

One or more of these persons may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunities. Further, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. As a result, our renunciation of our interest and expectancy in any business opportunity that may be from time to time be presented to such persons, could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

The provision of our certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our company’s behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the DGCL or the certificate of incorporation or our bylaws or (iv) any action asserting a claim against our company governed by the internal affairs doctrine will have to be brought in a state court located within the State of Delaware (or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the courts having personal jurisdiction over the indispensable parties named as defendants. The foregoing provision will not apply to claims seeking to enforce any liability or duty created by the Exchange Act.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Although we believe these exclusive forum provisions benefit our company by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

An active, liquid trading market for our Class A Common Stock may not be sustained.

There can be no assurance that we will be able to maintain an active trading market for our Class A Common Stock on Nasdaq or any other exchange in the future. If an active market for our Class A Common Stock is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our Class A Common Stock is delisted, it may be difficult for our stockholders to sell their Class A Common Stock without depressing the market price for our Class A Common Stock, or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products, or technologies by using shares of capital stock as consideration.

There may be sales of a substantial amount of our Class A Common Stock in future by our stockholders, and these sales could cause the price of our Class A Common Stock to fall.

As of December 31,2021, there were approximately 41.6 million shares of Class A Common Stock outstanding, including 8.7 million shares of Class A Common Stock held by the Sponsor and FA Co-Investment LLC (together with the Sponsor, the “Sponsors”) and certain former directors of Foresight (collectively with the Sponsors, the “Founder Holders”), other than the Sponsor, all of which are subject to certain lock-up arrangements, and an additional approximately 202.0 million shares of Class V common stock, which are exchangeable, together with P3 LLC units, for an equivalent number of shares of Class A Common Stock. Our issued and outstanding shares of Class A Common Stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, and shares subject to lock-up arrangements. As of the closing of the Business Combinations, approximately 61.2% of the outstanding shares of Class A Common Stock (on an as-converted and as-exchanged basis) were held by entities affiliated with us and our executive officers and directors.

In addition, pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement that we entered into with certain of our stockholders, we are obligated to register the resale of shares of Class A Common Stock held by such stockholders and issuable upon the exercise or exchange of securities held by such stockholders. In addition, these stockholders are entitled to demand the registration of such shares of Class A Common Stock subject to certain minimum requirements and also have certain “piggyback” registration rights with respect to registration statements we file.

Upon effectiveness of any registration statement we file for the resale of shares held by such stockholders, and upon the expiration of the lock-up periods applicable to such stockholders, these stockholders may sell large amounts of our Class A Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the share price of our Class A Common Stock or putting significant downward pressure on the price of our Class A Common Stock.

Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Class A Common Stock and make it difficult for us to raise funds through securities offerings in the future.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

On May 18, 2022, the Company received a notification from the listing qualifications department of Nasdaq indicating that as a result of the Company’s untimely filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, we were not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the SEC. On July 19, 2022, Nasdaq granted us a grace period of up to 180 calendar days from the due date of the 2021 Form 10-K, or until September 27, 2022, in which to regain compliance with the Listing Rule. On August 17, 2022, we received a deficiency notice from Nasdaq as a result of the delay in filing its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Second Quarter Form 10-Q”), indicating that any additional Nasdaq exception to allow the Company to regain compliance with all delinquent filings, including the Second Quarter Form 10-Q, would be limited to September 27, 2022. Because the Company did not file the 2021 Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q with the SEC before September 27, 2022, Nasdaq notified the Company on September 28, 2022, that the Nasdaq Listing Qualifications Department has initiated a process to delist the Company’s securities from Nasdaq as a result of the Company not being in compliance with the Listing Rule. On October 5, 2022, the Company appealed Nasdaq’s delisting determination by requesting a hearing before the Nasdaq Hearing Panel (the “Panel”), which request automatically stays the suspension of the Company’s securities for a period of 15 days from the date of the request. The Nasdaq Staff granted the Company’s request for a hearing, which is scheduled for November 3, 2022, and the Company’s request to extend the stay of any trading suspension pending the hearing and the issuance of a final Panel decision.

There can be no assurance that our appeal will be successful.

Our warrants may have an adverse effect on the market price of our Class A Common Stock.

Foresight issued 10,819,105 warrants to purchase shares of our Class A Common Stock (the “Public Warrants”) as part of the units offered in its initial public offering and, simultaneously with the closing of its initial public offering, Foresight issued in a private placement an aggregate of 832,500 units, including (i) an aggregate of 277,500 private placement warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, subject to adjustment (the “Private Placement Warrants”), and (ii) an aggregate of 832,500 shares of Class A Common Stock.

To the extent such warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

Risks Related to Our Warrants

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant if, among other things, the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Public Warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

In addition, we may redeem your Public Warrants commencing 90 days after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant if, among other things, the last reported sale price of our Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the Public Warrant holders. In such a case, the holders will be able to exercise their Public Warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants, including because the number of shares of Class A Common Stock received in connection with such an exercise is capped at 0.361 shares of Class A Common Stock per whole Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC published a statement on the SEC’s website indicating that the terms of the public and private warrants issued by many special purpose acquisition companies may need to be accounted for as liabilities, rather than as equity, or the SEC Warrant Accounting Statement. As a result of the SEC Warrant Accounting Statement, Foresight, along with many other current and former special purpose acquisition companies, concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement and engaged a valuation firm to determine the fair market value of its warrants. Accordingly, Foresight reevaluated the accounting treatment of the Public Warrants to purchase 10,819,105 shares of Class A Common Stock and Private Placement Warrants to purchase 277,500 shares of Class A Common Stock, and determined to classify all of the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within the warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of its control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Risks Related to the Tax Receivable Agreement

Our sole material asset is our interest in P3 LLC, and, accordingly, we depend on distributions from P3 LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. P3 LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership in P3 LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of P3 LLC and its subsidiaries, and distributions we receive from P3 LLC. There can be no assurance that P3 LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us, or that applicable state law and contractual restrictions, including negative covenants in any debt agreements of P3 LLC or its subsidiaries, will permit such distributions. The credit agreement governing P3 LLC’s credit facilities restrict its ability to make distributions to the Company, and future debt instruments or other agreements may restrict the ability of P3 LLC to make distributions to the Company or of P3 LLC’s subsidiaries to make distributions to P3 LLC.

P3 LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of P3 LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of P3 LLC. Under the terms of the P3 LLC A&R LLC Agreement, P3 LLC will be obligated, subject to various limitations and restrictions, including with respect to any debt agreements, to make tax distributions to holders of P3 LLC Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which could be substantial. We intend, as its sole manager, to cause P3 LLC to make cash distributions to the owners of P3 LLC Units in an amount sufficient to (i) fund all of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, P3 LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which P3 LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering P3 LLC insolvent. If P3 LLC does not have sufficient funds to pay tax or other liabilities or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) P3 LLC is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) P3 LLC does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In addition, if P3 LLC does not have sufficient funds to make distributions, its ability to declare and pay cash dividends will also be restricted or impaired.

Under the P3 LLC A&R LLC Agreement, P3 LLC will, from time to time, make distributions in cash to its equityholders (including us) pro rata, in amounts at least sufficient to cover the taxes on their allocable share of taxable income of P3 LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and to P3 LLC’s other equityholders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that we anticipate from any purchase of P3 Existing Units in connection with the Business Combinations and future redemptions or exchanges by the P3 Equityholders of P3 LLC Units for Class A Common Stock or cash pursuant to the P3 LLC A&R LLC Agreement, tax distributions payable to us may be in amounts that exceed our actual tax liabilities with respect to the relevant taxable year, including our obligations under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on our stock, although we will have no obligation to distribute such cash (or other available cash) to our stockholders. Except as otherwise determined by us as the sole manager of P3 LLC, no adjustments to the exchange ratio for P3 LLC Units and corresponding shares of our Class A Common Stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A Common Stock, we may take other actions with respect to such excess cash, for example, holding such excess cash or lending it (or a portion thereof) to P3 LLC, which may result in shares of our Class A Common Stock increasing in value relative to the value of P3 LLC Units. The holders of P3 LLC Units may benefit from any value attributable to such cash balances if they acquire shares of our Class A Common Stock in exchange for their P3 LLC Units, notwithstanding that such holders may previously have participated as holders of P3 LLC Units in distributions by P3 LLC that resulted in such excess cash balances.

We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.

In connection with the closing of the Business Combinations, we entered into the Tax Receivable Agreement with certain of the P3 Equityholders and P3 LLC. The Tax Receivable Agreement generally provides for the payment by us to the P3 Equityholders of 85% of the income tax benefits, if any, that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing as a result of: (i) increases in our proportionate share of the tax basis of P3 LLC’s assets resulting from Business Combinations, future redemptions or exchanges by the P3 Equityholders of P3 LLC Units for our Class A Common Stock or cash and certain distributions (or deemed distributions) by P3 LLC; and (ii) certain other tax benefits resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of P3 LLC units, the price of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging P3 Equityholder’s tax basis in its P3 LLC units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We will be dependent on distributions from P3 LLC to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the P3 Equityholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the Tax Receivable Agreement are also not conditioned upon the P3 Equityholders maintaining a continued ownership interest in P3 LLC or us. We may recognize an estimated liability under the Tax Receivable Agreement of approximately $530 million if all P3 Equityholders redeem or exchange their P3 LLC units for Class A Common Stock or cash at the earliest possible date permitted under the P3 LLC A&R LLC Agreement and assuming (a) the generation of sufficient future taxable income, (b) a trading price of $10 per share of Class A Common Stock at the time of the redemption or exchanges, (c) a constant corporate combined U.S. federal and state income tax rate of 23.89% and (d) no material changes in tax law.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if we breach any of our material obligations under the Tax Receivable Agreement, if we undergo a change of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of the foregoing, (i) we could be required to make cash payments to the P3 Equityholders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) we would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to P3 Equityholders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

We will not be reimbursed for any cash payments previously made to the P3 Equityholders pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a P3 Equityholder will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the Internal Revenue Service or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Certain of the P3 Equityholders may receive payments under the Tax Receivable Agreement, and their interests may conflict with yours.

The P3 Equityholders may receive payments from us under the Tax Receivable Agreement upon any redemption or exchange of their P3 LLC units, including the issuance of shares of our Class A Common Stock upon any such redemption or exchange. As a result, the interests of the P3 Equityholders may conflict with the interests of holders of our Class A Common Stock. For example, the P3 Equityholders may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of P3 Equityholders even in situations where no similar considerations are relevant to us.

General Risk Factors

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Because we have no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to declare dividends may be limited by restrictive covenants contained in any existing or future indebtedness. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for it.

The market price and trading volume of our Class A Common Stock and Public Warrants may be volatile and could decline significantly.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our Class A Common Stock and Public Warrants in spite of our operating performance, which may limit or prevent investors from readily selling their Class A Common Stock or Public Warrants and may otherwise negatively affect the liquidity of the Class A Common Stock or Public Warrants. There can be no assurance that the market price of Class A Common Stock and Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the health population management industry in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A Common Stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price and trading volume of our securities could decline.

The trading market for our securities depends in part on the research and reports that securities or industry analysts publish about us or our business. We will not control these analysts, and the analysts who publish information about us may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If few or no securities or industry analysts cover us, the trading price for our securities would be negatively impacted. If one or more of the analysts who covers us downgrades our securities, publishes incorrect or unfavorable research about us, ceases coverage of us, or fails to publish reports on us regularly, demand for and visibility of our securities could decrease, which could cause the price or trading volumes of our securities to decline.

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, corporate governance requirements and required filings of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. We expect that continued compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We are in the process of hiring additional legal and accounting personnel and may in future need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, board committees or as executive officers.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Additionally, once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. When evaluating our internal control over financial reporting, we have identified, and we may identify additional, material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods. Investors may also lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and warrants could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

For additional discussion of material weakness identified in our internal control over financial reporting, see Item 1A Risk Factors “Risks Related to Our Class A Common Stock”.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, our principal executive office is located in Henderson, NV, where we occupy facilities totaling approximately 34,000 square feet, primarily under a sublease that expires in September 2022. Additionally, we have since signed an amended lease agreement extending the lease through July 2030. We use this facility for principal corporate activities. We also lease offices in Tucson, AZ, Las Vegas, NV, Salem, OR, Stockton, CA and the St. Petersburg/Tampa areas, FL. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

The Company is a party to various claims, legal and regulatory proceedings, lawsuits and administrative actions arising in the ordinary course of business and associated with the Business Combinations. The Company carries general and professional liability insurance coverage to mitigate the Company’s risk of potential loss in such cases. An accrual is established when a specific contingency is probable and estimable. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, net loss or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Books and Records Action

On April 19, 2021, two members of the P3 Board of Managers, Joseph Straus and Jonathan Bradburn, filed a lawsuit in the Delaware Court of Chancery captioned Straus et al v. P3 Health Group Holdings, LLC, C.A. No. 2021-0335-JTL (the “Books and Records Action”). In the Books and Records Action, Straus and Bradburn sought an order requiring P3 to produce certain books and records relating to the process leading up to, and the approval of, the Business Combinations. On May 21, 2021, P3 filed its answer to the complaint in the Books and Records Action. P3 believes that it has produced all documents sought in the Books and Records Action. While the matter is pending, there are no outstanding requests associated with the Books and Records Action.

Class D Dispute

On June 11, 2021, Hudson Vegas Investment SPV, LLC (“Hudson”), a holder of P3’s Class D Units, filed an action in the Delaware Court of Chancery captioned Hudson Vegas Investments SPV, LLC v. Chicago Pacific Founders Fund, L.P., et al., C.A. No. 2021-0518-JTL (the “Hudson Action”), in which it challenged the Business Combinations. Specifically, Hudson purports to assert claims against P3, certain managers that were on the P3 Board of Managers, certain of its officers, and Chicago Pacific Founders Fund, L.P. (“CPF”) for breach of P3’s then-existing LLC agreement (against P3 and CPF), breach of fiduciary duty (against certain of P3’s officers) and breach of contract claims related to the then-existing LLC Agreement (against the P3 Board of Managers) in connection with the process leading up to, and approval of, the Business Combinations. In the Hudson Action, Hudson sought to enjoin the consummation of the Business Combinations and seeks a declaration that the Business Combinations violate its rights under the P3 then-existing LLC agreement, a declaration that certain managers on the P3 Board of Managers and certain of P3’s officers breached their fiduciary duties, and money damages including attorneys’ fees.

On June 13, 2021, P3 filed an action in the Delaware Court of Chancery captioned P3 Health Group Holdings, L.L.C. v. Hudson Vegas Investment SPV, LLC, C.A. No. 2021-0519-JTL (the “P3 Action”). In the P3 Action, P3 seeks: (i) a declaration that the Business Combinations do not violate Section 3.10 of P3’s Existing LLC Agreement; and (ii) reformation of a provision of P3’s Existing LLC Agreement. The P3 Action was consolidated with the Hudson Action. The combined cases are captioned In re P3 Health Group Holdings, L.L.C, C.A. No. 2021-0518-JTL.

On June 22, 2021, Hudson filed a motion for expedited proceedings in the Hudson Action in which it sought expedited discovery and a hearing on its motion for preliminary injunction to enjoin the consummation of the Business Combinations. The defendants in the Hudson Action determined not to oppose Hudson’s motion for expedited proceedings and engaged in expedited discovery in advance of a preliminary injunction hearing that took place September 9, 2021.

On September 14, 2021, the Court of Chancery issued an oral ruling denying Hudson’s motion for preliminary injunction due to the lack of probability of success on the merits or, with respect to the Section 5.10 of the then-existing P3 LLC agreement (the “Purchase Option”) only, lack of a showing of irreparable harm based on the condition that the escrow described below be created. In its ruling, the Court held that Hudson had not demonstrated a reasonable probability of success on its claims, except for its claim under the Purchase Option, which – if applicable – would allow Hudson to exercise an option to purchase additional equity interests in P3 in connection with the pending transaction with Foresight. With respect to the Purchase Option claim, the Court declined to address the merits and instead denied Hudson’s motion finding that Hudson failed to demonstrate irreparable harm. This ruling was made subject to the condition that Defendants memorialize their commitment to escrow, pending final resolution of this action, the consideration Hudson would be entitled to receive if it is determined that the Purchase Option can be validly exercised, in a stipulation filed with the Court. On September 17, 2021, Defendants filed a stipulation and proposed order regarding escrow which confirmed their commitment to do so and to cause the Payment Spreadsheet (as that terms is defined in Section 2.01(f) of the Merger Agreement) to provide that such consideration will be directed to such escrow. The Court granted and entered the stipulation and proposed order on September 17, 2021.

The former members of P3 (other than Hudson) have agreed to indemnify the Company and P3 LLC following the Closing, for any damages, including reasonable attorney’s fees, arising out of matters relating to the dispute with Hudson.

On December 27, 2021, Hudson filed a Motion for Leave to Amend the Verified Complaint. The proposed Amended Complaint contains certain of Hudson’s original claims and also adds additional claims, including bad faith breach of contract claims against certain of the former P3 Managers, an additional contractual claim against P3, and a tortious interference with contract claim against Foresight Acquisition Corp., Foresight Acquisition Corp. II, P3 Partners Inc., Sameer Mathur, and Greg Wasson. Defendants informed Hudson that they did not oppose the Motion for Leave to Amend the Verified Complaint, and on February 4, 2022, Hudson filed its Verified Amended Complaint.

On March 9, 2022, all Defendants moved to dismiss the Verified Amended Complaint. The Briefing on Defendants’ Motion to Dismiss was completed on May 17, 2022.

On March 25, 2022, Hudson served its Second Request for the Production of Documents directed to Defendants, and on April 14, 2022, Defendants filed a Motion to Stay Discovery and for Protective Order Pending Resolution of Motions to Dismiss (the “Motion to Stay”). Defendants served formal responses and objections to the Second Request for the Production of Documents on April 25, 2022. Hudson opposed the Motion to Stay on May 12, 2022. On July 13, 2022, the Court heard argument on both the Motions to Dismiss and the Motion to Stay and took the matters under advisement.

On September 12, 2022, the Court issued an opinion which concluded that the Court could exercise personal jurisdiction over Ms. Puathasnanon, an officer defendant in the action. The Court has not addressed any of the other arguments in the Motions to Dismiss, including Ms. Puathasnanon’s other defenses. On October 14, 2022, the Court issued an opinion which concluded that the Court could exercise personal jurisdiction over Mr. Wasson. The Court has not addressed any of the other arguments in the Motions to Dismiss, including Mr. Wasson’s other defenses.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On December 3, 2021, our Class A Common Stock and warrants began trading on the Nasdaq Global Select Market under the symbols “PIII” and “PIIIW,” respectively. Prior to the consummation of the Business Combinations, our Class A Common Stock, warrants and units were listed on Nasdaq under the symbols “FORE”, “FOREWS” and “FOREU,” respectively. There is no trading market for shares of our Class V Common Stock.

Holders

As of October 14, 2022, there were 36 holders of record of our Class A Common Stock and 55 holders of Class V Common Stock. The actual number of holders of our Class A Common Stock is greater than the number of record holders and includes holders whose Class A Common Stock are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any financing instruments. The terms of our existing Term Loan Facility (as defined below) preclude us from paying cash dividends without consent. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any other future debt financing agreements.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference to such filing.

The following graph and related information provide a comparison of the cumulative total return for our Class A Common Stock, the S&P 500 Index and the S&P 500 Healthcare Index between April 6, 2021 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A Common Stock.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of capital stock issued by us during the period covered by this Annual Report on Form 10-K. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of SEC, under which exemption from registration was claimed. The Company issued the below securities under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with the Company’s transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.

(a)  PIPE Investment.

On December 3, 2021, the Company consummated the resale of 20,370,307 shares (the “PIPE Shares”) of Class A Common Stock, issued in a private placement pursuant to subscription agreements (the “Subscription Agreements”) entered into effective as of May 25, 2021 pursuant to which certain investors (the “Subscribers”) purchased the PIPE Shares for a purchase price of $10.00 per share and an aggregate purchase price of $203.7 million (the “PIPE Investment”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing of the Business Combinations.

(b)  Issuance of Class A Common Stock.

In connection with the Closing of the Business Combinations, the Company also issued (i) 8,732,517 shares of Class A Common Stock to the Blocker Sellers (including 723,291 shares of Class A Common Stock held by the escrow agent) pursuant to the Transaction and Combination Agreement, and (ii) 202,024,923 shares of Class V Common Stock to the P3 Sellers other than the Blocker Sellers (including 17,923,782 shares of Class V Common Stock held by the escrow agent), pursuant to the Merger Agreement.

(c)  Warrants.

On February 12, 2021, simultaneously with the closing of Foresight’s IPO, Foresight consummated private sale of 832,500 Private Placement Units, including 277,500 Private Placement Warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, subject to adjustment, in a private placement to the Sponsors, generating gross proceeds of $8,325,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Use of Proceeds

On February 12, 2021, Foresight consummated its initial public offering (the “Foresight IPO”) of 31,625,000 units, including the issuance of 4,125,000 units as a result of the exercise in full of the underwriters’ over-allotment option, at an offering price of $10.00 per unit, generating total gross proceeds of $316,250,000. Cowen and Company LLC served as book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251978). The SEC declared the registration statement effective on February 9, 2021.

Simultaneously with the closing of the Foresight IPO, Foresight consummated the sale of 832,500 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) to the Sponsors at a price of $10.00 per Private Placement Unit generating gross proceeds of $8,325,000.

Foresight incurred $6,827,967 in transaction costs, including $6,325,000 of underwriting fees, and $502,967 of other offering costs related to the Foresight IPO. Following the Foresight IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $316,250,000 was placed in a trust account.

Foresight used the funds held in the trust account to pay (i) a portion of Foresight’s aggregate costs, fees and expenses in connection with the consummation of the Business Combinations, (ii) tax obligations and deferred underwriting commissions from the Foresight IPO and (iii) the redemptions of public shares in connection with the Business Combinations. The remaining balance in the trust account, together with proceeds received from the issuance of the PIPE Shares pursuant to the Subscription Agreements, was contributed by Foresight into P3 LLC and became funds of P3 LLC. P3 LLC used such funds to pay expenses incurred by it in connection with the Business Combinations, and intends to use remaining proceeds to fund continued growth and other general corporate purposes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity. It should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under the “Cautionary Statement Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

P3 is a patient-centered and physician-led population health management company. We strive to offer superior care to all those in need. We believe that the misaligned incentives in the fee-for-service (“FFS”) healthcare payment model and the fragmentation between physicians and care teams has led to sub-optimal clinical outcomes, limited access, high spending and unnecessary variability in the quality of care. We believe that a platform such as ours, which helps to realign incentives and focuses on treating the full patient, is uniquely positioned to address these healthcare challenges.

We have leveraged the expertise of our management team’s 20+ years of experience in population health management, to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient-focused model, 2) physician-led model, and 3) our broad delegated model. Our model operates by entering into arrangements with payors providing for monthly payments to manage the total healthcare needs of members attributed to our primary care physicians. In tandem, we enter into arrangements directly with existing physician groups or independent physicians in the community to join our value-based care network. In our model, physicians are able to retain their independence and entrepreneurial spirit, while gaining access to the tools, teams and technologies that are key to success in a value-based care model, all while sharing in the savings from successfully improving the quality of patient care and reducing costs.

We operate in the $830 billion Medicare market, which covers approximately 63 million eligible lives. Our core focus is the Medicare Advantage market, which makes up approximately 42% of the overall Medicare market, or nearly 26 million Medicare eligible lives. Medicare beneficiaries may enroll in a Medicare Advantage plan, under which payors contract with the Centers for Medicare & Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).

We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare to Medicare Advantage members. Under the typical capitation arrangement, we are entitled to per member per month fees from payors to provide a defined range of healthcare services for Medicare Advantage health plan members attributed to our primary care physicians (“PCPs”). These per member per month (“PMPM”) fees comprise our capitated revenue and are determined as a percent of the premium (“POP”) payors receive from CMS for these members. Our contracted recurring revenue model offers us highly predictable revenue, and rewards us for providing high-quality care rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike—the more we improve health outcomes, the more profitable we will be over time.

Under this capitated contract structure, we are generally responsible for all members’ medical costs across the care continuum, including, but not limited to emergency room and hospital visits, post-acute care admissions, prescriptions drugs, specialist physician spend and primary care spend. Keeping members healthy is our primary objective. When they need medical care, delivery of the right care in the right setting can greatly impact outcomes. When our members need care outside of our network of PCPs, we utilize a number of tools including network management, utilization management and claims processing to ensure that the appropriate quality care is provided.

Our company was formed in 2017, and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,100 physicians, in 15 markets (counties) across 4 states in under four full years of operations as of December 31, 2021. Our platform has enabled us to grow our revenue by an average of 94% annually from December 31, 2018 to December 31, 2021. As of December 31, 2021, our PCP network served approximately 67,000 at-risk Medicare Advantage members. We believe we have significant growth opportunities available to us across existing and new markets, with less than 1% of the 491,060 PCPs in the U.S. currently included in our physician network.

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company’s previously reported consolidated financial statements for the fiscal years ended December 31, 2020 and 2019.

The Company has restated the consolidated financial statements for the years ended December 31, 2020 and 2019. This restatement related to the Company’s accounting for non-controlling interests related to the variable interest entity medical practices, preferred returns associated with Class A and Class D Units, the equity accounting treatment associated with Class A Units, and capitated revenue. The effect of these restatements has no impact on the Company’s previously reported cash position or total operating, investing or finance cash flows.

For additional information and a detailed discussion of the restatement, see Note 2 “Restatement of Previously Issued Financial Statements” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under “Item 15. Financial Statements and Supplementary Data.” Restatement adjustments have also been made to the previously reported unaudited condensed consolidated financial statements for the interim periods ended September 30, 2021, June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020 and March 31, 2020. For additional information related to the interim period restatements, see Note 30 “Quarterly Financial Information (Unaudited)” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

Impact of COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 a global pandemic. The rapid spread of COVID-19 around the world and throughout the U.S. has altered the behavior of businesses and people, with significant negative effects on Federal, state, and local economies, the duration of which continues to remain unknown. Various mandates were implemented by Federal, state, and local governments in response to the pandemic, which caused many people to remain at home, along with forced closure of or limitations on certain businesses. This included suspension of elective procedures by healthcare facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergency procedures, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to an increase in reported COVID-19 cases.

COVID-19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of P3’s patients. To ensure a coordinated response to the pandemic, we created a COVID-19 Task Force that is supported by team members from across the organization. Our company owned clinics remained open to those members with urgent needs, and we successfully pivoted to a telemedicine offering for routine care in order to protect and better serve our patients, providers, care teams and community. We continued to support our affiliate physician network with the tools, team and technology to provide care to the members we serve. Management did institute multiple safety measures for P3 employees including a work-from-home policy and access to free vaccinations and personal protective equipment. Deeply committed to our employees, we made a conscious decision not to furlough any of our employees, even if their function was disrupted by COVID-19. Due to our recurring contracted revenue model, the COVID-19 pandemic did not have a material impact on P3’s revenues during 2020 and 2021. Nearly 97% the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. P3 estimates that it incurred approximately $67.4 million of direct costs related to COVID-19 claims during the period from March 1, 2020 through December 31, 2021. We expect to incur additional COVID-19 related costs given the volume of positive cases and “breakthrough” cases (positive cases in vaccinated patients) present in our markets.

Because of the nature of capitation arrangements, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. The full extent to which COVID-19 will directly or indirectly impact our future results of operations and financial condition will depend on multiple factors. This includes new and emerging information from the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these factors, management may not be able to fully estimate the length or severity of the impact of the pandemic on our business. However, management will continue to closely evaluate and monitor the nature and extent of these potential impacts to P3’s business, results of operations and liquidity.

Business Combinations

As a result of the Business Combinations (see Note 7 “Business Combinations” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), the Company was deemed to be the acquirer for accounting purposes, and P3 Health Group Holdings, LLC, which is the business conducted prior to the closing of the Business Combinations, was deemed to be the acquiree and accounting predecessor (the “Predecessor”). The Business Combinations were accounted for as a business combination using the acquisition method of accounting, and the Successor’s (as defined below) financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting as of the effective time of the Business Combinations, the financial statements of P3 Health Group Holdings, LLC as “Predecessor” for the periods prior to the Closing Date and of the Company as “Successor” for the periods after the Closing Date, including the consolidation of P3 Health Group Holdings, LLC, are presented on different bases for the period December 3, 2021 through December 31, 2021 (the “Successor Period”), and the period January 1, 2021 through December 2, 2021 and the fiscal years ended December 31, 2020 and 2019 (the “Predecessor Periods”). The historical financial information of the Company (the acquirer) has not been reflected in the Predecessor Period financial statements.

Key Factors Affecting our Performance

Growing Medicare Advantage Membership on Our Platform

Membership and revenue are tied to the number of members attributed to our physician network by our payors. We believe we have multiple avenues to serve additional members, including through:

●	Growth in membership under our existing contracts and existing markets:
o	Patients who are attributed to our physician network who (a) age into Medicare and elect to enroll in Medicare Advantage or (b) elect to convert from Medicare FFS to Medicare Advantage.

●	Adding new contracts (either payor contracts or physician contracts) in existing markets.
●	Adding new contracts (either payor contracts or physician contracts) in adjacent and new markets.

The strength of our affiliate physician model and its multiple avenues of growth is evident by our growth from 2018 to December 31, 2021.

At December 31, 2021, the number of Medicare Advantage at-risk members on our platform was approximately 67,000 compared to approximately 19,700 members at December 31, 2019, representing a compound annual growth rate (“CAGR”) of 84% over this period. The table below illustrates membership growth from 2019 to 2021:

	December 31,	December 31,	December 31,
	2019	2020	2021	CAGR
At-risk Medicare Advantage Members	19,700	50,600	67,000	84%
Year-over-year % change	89%	157%	32%

Growing Existing Contract Membership

According to CMS, the Medicare market covers approximately 63 million eligible lives as of 2021. Over the last decade, Medicare Advantage penetration of the Medicare beneficiary population has increased from 26% to 42% of the overall Medicare beneficiary market and makes up nearly 26 million Medicare eligible lives today. Recent data suggests that the number of Medicare-eligible patients will continue to increase as the US population ages and becomes eligible for the program. Additionally, recent data from the Kaiser Family Foundation suggests the Medicare Advantage penetration rates will continue to increase in the upcoming years. As these new patients age-in to Medicare and enroll in Medicare Advantage through our payors, they become attributed to our network of physicians with little incremental cost to us.

In addition to age-ins, Medicare eligible patients can change their enrollment selections during select periods throughout the year. Our sales and marketing teams actively work with local community partners to connect with Medicare eligible patients and make them aware of their healthcare choices and the services that P3 offers with our value-based care model, including greater access to their physicians and customized care plans catered to their needs. The ultimate effect of our marketing efforts is increased awareness of P3 and additional patients choosing us as their primary care provider. We believe that our marketing efforts also help to grow our payor partners’ membership base as we grow our own patient base and help educate patients about their choices on Medicare, further aligning our model with that of healthcare payors.

Growing Membership in Adjacent and New Markets

Our affiliate model allows us to quickly and efficiently enter into new and adjacent markets in two ways: 1)  partnering with payors and 2)  partnering with providers. Because our model honors the existing patient-provider relationship, we are able to deploy our care model around existing physicians in a given a market. By utilizing the local healthcare infrastructure, we can quickly build a network of PCPs to serve the healthcare needs of contracted members.

Our business development and managed care teams maintain an active pipeline of new partnership opportunities for both providers and payors. These potential opportunities are developed through significant inbound interest and the deep relationships our team has developed with their more than 20 years of experience in the value-based care space and our proactive assessment of expansion markets. When choosing a market to enter, we make our decision on a county-by-county basis across the United States. We look at various factors including: (i) population size, (ii) payor participants and concentration, (iii) health system participants and concentration, and (iv) competitive landscape.

When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we’re able to leverage the investments we previously made to have a faster impact on our expanded footprint. We have historically demonstrated success in effectively growing into new and adjacent markets. As of December 31, 2021, we operate in 15 markets, markets being counties, across four states. P3 is actively pursuing opportunities to expand operations to additional states in the Southwest and Midwest. One of the key uses of the proceeds from the consummation of the Business Combinations and PIPE Investment on December 3, 2021, after accounting for distributions to existing shareholders, is to fund the investment required to enter these new markets and to take on additional new contracts.

Growing Membership in Existing Markets

Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through 2021, P3 experienced a 99% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.

Additionally, by expanding the number of contracted payors, we can leverage our existing infrastructure to quickly increase our share of patients within our physician network. We have a proven ability to manage medical costs and improve clinical outcomes of our lives under management on behalf of our payor partners. This is evidenced by the receipt of inbound partnership requests from payors to improve growth, quality and profitability in their markets.

Growing Capitated Revenue Per Member

Medicare pays capitation using a risk adjusted model, which compensates payors based on the health status, or acuity, of each individual member. Payors with higher acuity members receive a higher payment and those with lower acuity members receive a lower payment. Moreover, some of our capitated revenues also include adjustments for performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Given the prevalence of fee-for-service arrangements, our patients often have historically not participated in a value-based care model, and therefore their health conditions are poorly documented. Through the P3 Care Model, we determine and assess the health needs of our patients and create an individualized care plan consistent with those needs. We capture and document health conditions as a part of this process. We expect that our PMPM revenue will continue to improve the longer members participate in our care model as we better understand and assess their health status (acuity) and coordinate their medical care.

Effectively Managing Member Medical Expense

Our medical claims expense is our largest expense category, representing 80% of our total operating expenses for the combined Successor and Predecessor periods in the year ended December 31, 2021. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks. For example, in 2019 our Arizona members’ emergency department (“ED”) utilization was 36% lower than the local FFS benchmark and inpatient hospital admission rate was 35% lower than the local FFS benchmark.

Achieving Operating Efficiencies

As a result of our affiliate model and ability to leverage our existing local and national infrastructure, we generate operating efficiencies at both the market and enterprise level. Our local corporate, general and administrative expense, which includes our local leadership, care management teams and other operating costs to support our markets, are expected to decrease over time as a percentage of revenue as we add members to our existing contracts, grow membership with new payor and physician contracts, and our revenue subsequently increases. Our corporate general and administrative expenses at the enterprise level include resources and technology to support payor contracting, quality, data management, delegated services, finance and legal functions. While we expect our absolute investment in our enterprise resources to increase over time, we expect it will decrease as a percentage of revenue when we are able to leverage our infrastructure across a broader group of at-risk members. We expect our corporate, general and administrative expenses to increase in absolute dollars in the future as we continue to invest to support growth of our business, as well as due to the costs required to operate as a public company, including insurance coverage, investments in internal audit, investor relations and financial reporting functions, fees paid to the exchange on which we list our securities, and increased legal and audit fees.

Impact of Seasonality

Our operational and financial results will experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

At-Risk Member Growth. While new members are attributed to our platform throughout the year, we experience the largest portion of our at-risk member growth during the first quarter. Contracts with new payors typically begin on January 1, at which time new members become attributed to our network of physicians. Additionally, new members are attributed to our network on January 1, when plan enrollment selections made during the prior Annual Enrollment Period from October 15th through December 7th of the prior year take effect.

Revenue Per Member. Our revenue is based on percentage of premium we have negotiated with our payors as well as our ability to accurately and appropriately document the acuity of a member’s health status. We experience some seasonality with respect to our per member revenue as it will generally decline over the course of the year. In January of each year, CMS revises the risk adjustment factor for each patient based upon health conditions documented in the prior year, leading to an overall increase in per-patient revenue. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and patients with more severe acuity profiles (and, therefore, higher per member revenue rates) expire.

Medical Costs. Medical expense is driven by utilization of healthcare services by our attributed membership. Medical expense will vary seasonally depending on a number of factors, including the weather and the number of business days. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per-member medical expense in the first and fourth quarters. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another.

Non-GAAP Financial Measures and Key Performance Metrics

We use certain non-GAAP financial measures to supplement our consolidated financial statements, which are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These non-GAAP financial measures include Adjusted EBITDA. A non-GAAP financial measure is a numerical measure that departs from GAAP because it includes or excludes amounts that are required under GAAP. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-GAAP financial measures as used by P3 may not be comparable to similarly titled measures used by other companies. The presentation of non-GAAP financial measures provides additional information to investors regarding P3’s results of operations that P3’s management believes is useful for trending, analyzing and benchmarking the performance of P3’s business. See “Supplemental Unaudited Presentation of Consolidated Adjusted EBITDA,” below, for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

In addition to our GAAP and non-GAAP financial information, we monitor the following operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business:

	December 31,	December 31,	December 31,
	2019	2020	2021
At-risk members	19,700	50,600	67,000
Affiliate PCPs	1,000	1,500	2,100

At-Risk Membership

At-risk membership represents the approximate number of Medicare Advantage members for whom we receive a fixed per member per month fee under capitation arrangements as of the end of a particular period.

Contracted Primary Care Physicians

Contracted primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of a particular period.

The key metric we utilize to measure our profitability and performance is Adjusted EBITDA.

Key Components of Results of Operations

Revenue

Capitated revenue. We contract with health plans using an at-risk model. Under the at-risk model, we are responsible for the cost of all covered health care services provided to members assigned by the health plans to the Company in exchange for a fixed payment, which generally is a POP based on health plans’ premiums received from CMS. Through this capitation arrangement, we stand ready to provide assigned Medicare Advantage members all their medical care via our directly employed and affiliated physician/specialist network.

The premiums health plans receive are determined via a competitive bidding process with CMS and are based on the costs of care in local markets and the average utilization of services by patients enrolled. Medicare pays capitation using a “risk adjustment model”, which compensates providers based on the health status (acuity) of each individual patient. Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled. As premiums are adjusted via this risk adjustment model (via a Risk Adjustment Factor, “RAF”), our PMPM payments will change commensurately with how our contracted Medicare Advantage plans’ premiums change with CMS.

Management determined the transaction price for these contracts is variable as it primarily includes PMPM fees, which can fluctuate throughout the course of the year based on the acuity of each individual enrollee. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g. month) and is recognized net of projected acuity adjustments and performance incentives or penalties as management can reasonably estimate the ultimate PMPM payment of those contracts. We recognize revenue in the month in which attributed members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity.

See “—Critical Accounting Policies and Estimates—Capitated Revenue” for more information.

Other patient service revenue. Other patient service revenue is comprised primarily of encounter-related fees to treat patients outside of P3’s at-risk arrangements at company owned clinics. Other patient service revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our directly employed or affiliated medical groups.

Operating expenses

Medical expense. Medical expense primarily includes costs of all covered services provided to members by non-P3 employed providers. This also includes an estimate of the cost of services that have been incurred, but not yet reported (“IBNR”). IBNR is recorded as “Claims Payable” in the accompanying consolidated balance sheets. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members. IBNR estimates are made on an accrual basis and adjusted in future periods as required. To the extent we revise our estimates of incurred but not reported claims for prior periods up or down, there would be a correspondingly unfavorable or favorable effect on our current period results that may or may not reflect changes in long term trends in our performance.

Corporate, general and administrative expense. Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for our executive, technology infrastructure, operations, clinical and quality support, finance, legal, and human resources departments. In addition, general and administrative expenses include all corporate technology and occupancy costs.

Sales and marketing expense. Sales and marketing expenses consist of costs related to patient and provider marketing and community outreach. These expenses capture all costs for both our local and enterprise sales and marketing efforts.

Amortization expense. Amortization expense is associated with definite lived intangible assets, including trademarks and tradenames, customer contracts, provider network agreements and payor contracts.

Depreciation expense. Depreciation expense is associated with our property and equipment. Depreciation includes expenses associated with leasehold improvements, computer equipment and software, furniture and fixtures and internally developed software.

Premium deficiency reserve. Premium deficiency reserves (“PDR”) are recognized when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. PDR represents the advance recognition of a probable future loss in the current period’s financial statements. If a PDR exists, the amount is recognized by recording an additional liability for the probable future deficiency on the current period’s consolidated balance sheet with a corresponding non-cash charge to the consolidated statement of operations.

Results of Operations

The Business Combinations resulted in the presentation of the Company’s financial statements on different bases for the period December 3, 2021 through December 31, 2021 (the “Successor Period”); and the period January 1, 2021 through December 2, 2021 and the fiscal years ended December 31, 2020 and 2019 (the “Predecessor Periods”). The Company has not provided pro forma statements of operations and cash flows for the years ended December 31, 2021, 2020 and 2019. Accordingly, references to certain financial results in 2021, 2020 and 2019 may not be comparable.

The historical financial information of Foresight (a special purpose acquisition company or a “SPAC”) prior to the Business Combinations has not been included in the Predecessor financial statements as this information has been determined not to be useful to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into segregated trust accounts until a business combination occurs, at which point they are utilized to fund the business combination. The operations of a SPAC until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, the only activity reported in the Predecessor period was the operations of P3 LLC. Foresight’s historical financial information is excluded from the Predecessor financial information. Thus, the financial results of the Successor and Predecessor entities are expected to be largely consistent with the exception of certain financial statement line items impacted by the Business Combinations. Management believes reviewing our operating results for the twelve-month period ended December 31, 2021 by combining the results of the Predecessor and Successor periods is more useful in discussing our overall operating performance when compared to the same period in the prior year. When we refer to the year ended December 31, 2021 herein, we are referring to the combined Successor and Predecessor periods contained in the year ended December 31, 2021.

The following discussion and analysis of the Company’s results of operations and liquidity compares the combined results of the Successor and Predecessor periods of 2021 with the Predecessor Period of 2020, and the Predecessor Period of 2020 with the Predecessor Period of 2019.

The following table sets forth our consolidated statements of operations data for the periods indicated (dollars in thousands):

	Successor		Predecessor
					As Restated
	December 3, 2021		January 1, 2021		Year Ended		Year Ended
	through	% of	through	% of	December 31,	% of	December 31,	% of
($s in thousands)	December 31, 2021	Revenue	December 2, 2021	Revenue	2020	Revenue	2019	Revenue
Revenue:
Capitated revenue	$57,225	97%	$567,735	98%	$480,740	98%	$139,333	96%
Other patient service revenue	1,538	3%	10,867	2%	10,324	2%	6,149	4%
Total revenue	58,763	100%	578,602	100%	491,064	100%	145,482	100%
Operating expenses:
Medical expense	66,877	114%	592,465	102%	484,502	99%	141,030	97%
Premium deficiency reserve	26,277	45%	11,559	2%	(20,539)	(4)%	6,364	4%
Corporate, general & administrative expenses	16,983	29%	100,243	17%	53,390	11%	36,423	25%
Sales and marketing expense	364	1%	1,818	—%	1,503	—%	802	1%
Amortization of intangible assets	6,962	12%	35	—%	—	—%	—	—%
Depreciation expense	188	—%	1,540	—%	795	—%	399	—%
Total operating expenses	117,651	201%	707,660	121%	519,651	106%	185,018	127%
Operating loss	(58,888)	(101)%	(129,058)	(21)%	(28,587)	(6)%	(39,536)	(27)%
Other income (expense):
Interest expense, net	(1,322)	(2)%	(9,677)	(2)%	(2,533)	(1)%	(2,534)	(2)%
Mark-to-market of stock warrants	2,272	4%	(7,665)	(1)%	—	—%	—	—%
Other	—	—%	—	—%	(291)	—%	98	—%
Total other income (expense)	950	2%	(17,342)	(3)%	(2,824)	(1)%	(2,436)	(2)%
Net loss before income taxes	(57,938)	(99)%	(146,400)	(24)%	(31,411)	(7)%	(41,972)	(29)%
Provision for income taxes	—	—%	—	—%	—	—%	—	—%
Net loss	(57,938)	(99)%	(146,400)	(24)%	(31,411)	(7)%	(41,972)	(29)%
Net loss attributable to non-controlling interests	(47,857)	(81)%	—	—%	—	—%	—	—%
Net loss attributable to controlling interests	$(10,081)	(18)%	$(146,400)	(24)%	$(31,411)	(7)%	$(41,972)	(29)%

Revenue

Capitated revenue was $57.2 million in the Successor Period of 2021.

Capitated revenue was $567.8 million in the Predecessor Period of 2021.

Capitated revenue was $625.0 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $144.2 million, or 30%, compared to $480.7 million for the year ended December 31, 2020. This increase was driven primarily by a 32% increase in the total number of at-risk members from 50,600 at December 31, 2020 to 67,000 at December 31, 2021, as we increased the number of health plan contracts from twelve to seventeen and a 5% increase in capitation revenue rates, due to increased premiums from patients with a higher average level of acuity. Capitated revenue was approximately 98% of total revenue for the combined Successor and Predecessor periods included in the year ended December 31, 2021.

Capitated revenue was $480.7 million for the year ended December 31, 2020, an increase of $341.4 million, or 245%, compared to $139.3 million for the year ended December 31, 2019. This increase was driven primarily by a 157% increase in the total number of at-risk members from 19,700 at December 31, 2019 to 50,600 at December 31, 2020, as we increased the number of health plan contracts from seven to twelve and an 8% increase in capitation revenue rates, due to increased premiums from patients with a higher average level of acuity. Capitated revenue was approximately 98% of total revenue for the year ended December 31, 2020.

Other patient service revenue was $1.5 million in the Successor Period of 2021.

Other patient service revenue of $10.9 million in the Predecessor Period of 2021.

Other patient service revenue was $12.4 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $2.1 million, or 20%, compared to $10.3 million for the year ended December 31, 2020. This increase was primarily driven by increased fees associated with care coordination services and additional fees earned at owned clinics. Other patient service revenue was approximately 2% of total revenue for the combined Successor and Predecessor periods included in the year ended December 31, 2021.

Other patient service revenue was $10.3 million for the year ended December 31, 2020, an increase of $4.2 million, or 69%, compared to $6.1 million for the year ended December 31, 2019. This increase was primarily driven by increased fees associated with care coordination services and additional fees earned at owned clinics. Other patient service revenue was approximately 2% of total revenue for the year ended December 31, 2020.

Operating expenses

Medical Expense

Medical expense was $66.9 million in the Successor Period of 2021.

Medical expense was $592.5 million in the Predecessor Period of 2021.

Medical expense was $659.4 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $174.9 million, or 36%, compared to $484.5 million for the year ended December 31, 2020. The increase was primarily driven by a 32% increase in the total number of at-risk members year-over-year and a 7% increase in the cost per patient.

Medical expense was $484.5 million for the year ended December 31, 2020, an increase of $343.5 million, or 244%, compared to $141.0 million for the year ended December 31, 2019. The increase was consistent with our revenue growth and primarily due to a 157% increase in the total number of at-risk members year-over-year and a 9% increase in the cost per patient.

Corporate, General and Administrative Expense

Corporate, general and administrative expenses was $ 17.0 million in the Successor Period of 2021.

Corporate, general and administrative expenses of $100.2 million in the Predecessor Period of 2021.

Corporate, general and administrative expense was $117.2 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $63.8 million, or 119%, compared to $53.4 million for the year ended December 31, 2020. The increase was primarily driven by $29.6 million of certain transaction expenses incurred in connection with the Business Combinations, an $7.9 million increase in stock-based compensation, primarily related to the vesting of certain awards in connection with the Business Combinations, $7.9 million incurred related to transaction related litigation fees, and increases in salaries and benefits of $17.9 million, as headcount increased 57% from December 31, 2020 to December 31, 2021.

Corporate, general and administrative expense was $53.4 million for the year ended December 31, 2020, an increase of $17.0 million, or 47%, compared to $36.4 million for the year ended December 31, 2019. The increase was primarily driven by increases in salaries and benefits of $10.2 million, as headcount increased 75% from December 31, 2019 to December 31, 2020 and professional fees of $6.0 million.

Sales and Marketing Expense

Sales and marketing expenses was $0.4 million in the Successor Period of 2021.

Sales and marketing expenses was $1.8 million in the Predecessor Period of 2021.

Sales and marketing expense was $2.2 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $0.7 million, or 47%, compared to $1.5 million for the year ended December 31, 2020. The increase was driven by increases in community outreach spend and higher spending related to patient and provider marketing initiatives.

Sales and marketing expense was $1.5 million for the year ended December 31, 2020, an increase of $0.7 million, or 88%, compared to $0.8 million for the year ended December 31, 2019. The increase was driven by increases in community outreach spend and higher spending related to patient and provider marketing initiatives.

Amortization Expense

Amortization of intangible assets was $7.0 million in the Successor Period of 2021 and was associated with definite lived intangible assets acquired in the Business Combinations, including trademarks and tradenames, customer contracts, provider network agreements and payor contracts.

Depreciation Expense

Depreciation expense was $0.2 million in the Successor Period of 2021.

Depreciation expense was $1.5 million in the Predecessor Period of 2021.

Depreciation expense was $1.7 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $0.9 million, or 113%, compared to $0.8 million for the year ended December 31, 2020. The increase was primarily driven by increased amortization of internally developed software.

Depreciation expense was $0.8 million for the year ended December 31, 2020, an increase of $0.4 million, or 100%, compared to $0.4 million for the year ended December 31, 2019. The increase was driven by increased amortization of internally developed software and an increase in plant, property and equipment associated with opening clinics.

Premium Deficiency Reserve

Premium deficiency reserve was $26.2 million in the Successor Period of 2021.

Premium deficiency reserve was $11.6 million in the Predecessor Period of 2021.

Premium deficiency reserve was $37.8 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $58.4 million compared to a credit of $20.5 million for the year ended December 31, 2020. The increased expense was driven by the lack of a premium deficiency reserve liability at December 31, 2020, which resulted in a credit of $20.5 million of premium deficiency reserve for the year ended December 31, 2020. The premium deficiency reserve liability recorded on the accompanying consolidated balance sheets was $37.8 million and $0 million at December 31, 2021 and December 31, 2020, respectively. Management included a premium deficiency reserve liability of $37.8 million at December 31, 2021, based on its estimate of probable capitated contract losses during the year ending December 31, 2022.

Premium deficiency reserve was a credit of $20.5 million for the year ended December 31, 2020, a decrease of $26.9 million compared to an expense of $6.4 million for the year ended December 31, 2019. The decreased expense was driven by the lack of a premium deficiency reserve liability at December 31, 2020 and maturation of P3’s overall contractual arrangements. The premium deficiency reserve liability was $20.5 million and $0 at December 31, 2019 and December 31, 2020, respectively. Management included a premium deficiency reserve liability of $20.5 million at December 31, 2019, based on its estimate of probable capitated contract losses during the year ended December 31, 2020, primarily related to the Company’s newly contracted health plans. From December 31, 2019 to December 31, 2020, the number of health plan contracts expanded from 7 to 12. During this period, the number of at-risk members in the P3 network increased significantly from 19,700 to 50,600, with new members reflecting greater than 60% of total members. No premium deficiency reserves were recorded as of December 31, 2020 given the maturation of P3’s overall contractual arrangements and the associated members.

Other (Income)/Expense

Interest expense, net, was $1.3 million in the Successor Period of 2021.

Interest expense, net, was $9.7 million in the Predecessor Period of 2021.

Interest expense, net, was $11.0 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase of $8.5 million compared to $2.5 million for the year ended December 31, 2020. The increase was primarily due to interest associated with the Company’s Term Loan Facility.

Interest expense, net, was $2.5 million for the year ended December 31, 2020, compared to $2.5 million for the year ended December 31, 2019, and was primarily due to interest associated with the Company’s Term Loan Facility.

A mark-to-market of stock warrants gain of $2.3 million and loss of $7.7 million were recorded in the Successor and Predecessor Periods of 2021, respectively, for the change in the fair value on the revaluation of warrant liabilities associated with our public, private placement and forward purchase warrants.

Other expense was $0.3 million for the year ended December 31, 2020, an increase of $0.4 million compared to other income of $0.1 million for the year ended December 31, 2019. The increase was primarily due to increased non-income related taxes.

Provision for Income Taxes

The provision for income taxes was zero in the Successor Period of 2021 and the Predecessor Periods of 2021, 2020 and 2019.

As a result of the Business Combinations, substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interest in P3 LLC. P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to U.S. federal, state and local income taxes. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members. Prior to the Business Combinations, the income and losses of P3 LLC was passed through to its members and nontaxable to P3 LLC.

Net Loss

Net loss was $57.9 million in the Successor Period of 2021.

Net loss was $146.4 million in the Predecessor Period of 2021.

Net loss was $204.3 million in the combined Successor and Predecessor periods of 2021 compared with $31.4 million in the Predecessor Period of 2020. The $172.9 million increase primarily reflects a $305.7 million increase in total operating expenses, a $8.5 million increase in interest expense, net, a $5.4 million increase in mark-to-market of stock warrants, partially offset by a $146.3 million increase in total operating revenue.

Net loss was $31.4 million in the Predecessor Period of 2020 compared with $42.0 million in the Predecessor Period of 2019. The $10.6 million decrease in net loss primarily reflects a $345.6 million increase in total operating revenue, largely offset by a $334.7 million increase in total operating expenses.

Supplemental Unaudited Presentation of Consolidated Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We present Adjusted EBITDA because we believe it helps investors understand underlying trends in our business and facilitates an understanding of our operating performance from period to period because it facilitates a comparison of our recurring core business operating results. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to add back the effect of certain expenses, such as mark-to-market warrant expense, premium deficiency reserves, stock-based compensation expense and transaction expenses.

Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, debt principal repayments, and other expenses defined above, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to Adjusted EBITDA set forth above and not rely on any single financial measure to evaluate our business.

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, using data derived from our unaudited consolidated financial statements for the periods indicated (dollars in thousands):

	Successor	Predecessor
	December 3, 2021	January 1, 2021
	through December	through December
($s in thousands)	31, 2021	2, 2021	2020 (As Restated)
Net loss	$(57,938)	$(146,400)	$(31,412)
Interest expense, net	1,322	9,677	2,533
Certain non-income related taxes	—	—	148
Amortization expense	6,962	34	—
Depreciation expense	188	1,540	795
Mark-to-market of stock warrants	(2,272)	7,665	—
Premium deficiency reserve	26,277	11,559	(20,539)
Transaction expense, Business Combinations	—	29,641	—
Transaction related litigation expense	—	7,922	—
Stock-based compensation	4,635	3,701	447
Adjusted EBITDA (loss)	$(20,826)	$(74,661)	$(48,028)

Liquidity and Capital Resources

General

To date, we have financed our operations principally through the Business Combinations, private placements of our equity securities, payments from our payors and borrowings under the Term Loan and Security Agreement, as amended (the “Term Loan Facility”). We generate cash primarily from our contracts with payors. As of December 31, 2021, we had cash and restricted cash of $140.8 million.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last four years and the investments we intend to make in expanding our business, which will require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust the Company’s growth trajectory to accommodate its capital needs and look for additional ways to generate cost efficiencies.

Our primary uses of cash include payments for medical expenses, administrative expenses, cost associated with our care model, debt service and capital expenditures. Final reconciliation and receipts of amounts due from payors are typically settled in arrears.

Following the completion of the Business Combinations (the “Closing”) on December 3, 2021, substantially all of P3’s assets and operations are held and conducted by P3 LLC, the surviving company post-combination. The ability of P3 Health Partners Inc. to pay taxes, make payments under the Tax Receivable Agreement and to pay dividends will depend on the financial results and cash flows of P3 LLC and the distributions received from P3 LLC. Deterioration in the financial condition, earnings or cash flow of P3 LLC for any reason could limit or impair P3 LLC’s ability to pay such distributions. Additionally, to the extent that P3 needs funds and P3 LLC is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or P3 LLC is otherwise unable to provide such funds, it could materially adversely affect the liquidity and financial condition of P3. It is anticipated that the distributions P3 will receive from P3 LLC may, in certain periods, exceed the actual tax liabilities and obligations to make payments under the Tax Receivable Agreement.

Tax Receivable Agreement

Pursuant to our election under Section 754 of the Internal Revenue Code (the “Code”), we expect to obtain an increase in our share of the tax basis in the net assets of P3 LLC when its units are redeemed or exchanged. We intend to treat any redemptions and exchanges of P3 LLC units as direct purchases of the units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent the tax basis is allocated to those capital assets.

In connection with the Business Combinations, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of P3 LLC resulting from any redemptions or exchanges of P3 LLC, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the Business Combinations, we may recognize an estimated liability under the TRA of approximately $530 million if all P3 Equityholders redeem or exchange their P3 LLC units for Class A Common Stock or cash at the earliest possible date permitted under the P3 LLC A&R LLC Agreement and assuming (a) the generation of sufficient future taxable income, (b) a trading price of $10 per share of Class A Common Stock at the time of the redemption or exchange, (c) a constant corporate combined U.S. Federal and state income tax rate of 23.89% and (d) no material changes in tax law. The potential future tax benefits are currently estimated to be $5.4 million, of which $4.6 million is estimated to be the associated TRA liability.

Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2021.

As non-controlling interest holders exercise their right to exchange their units in P3 LLC, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of the Company’s Class A Common Stock at the time of the relevant redemption or exchange.

Liquidity

As of the date of this report, we believe that our existing cash resources are not sufficient to support planned operations for at least the next year from the issuance of this Annual Report on Form 10-K. This evaluation of our cash resources available over the next twelve months from the date of this filing does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or the many factors that determine the Company’s capital requirements, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. Management continues to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Common Stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan.

As of the date of this report, we believe that our existing cash resources are not sufficient to support planned operations. The matters discussed above raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth summarized cash flows for the periods indicated (dollars in thousands):

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended	Year Ended
	through December	through December	December 31,	December 31,
($s in thousands)	31, 2021	2, 2021	2020	2019
Net cash used in operating activities	$(15,342)	$(51,129)	$(24,596)	$(28,287)
Net cash used in investing activities	(47,856)	(8,209)	(3,166)	(3,857)
Net cash provided by financing activities	198,677	24,790	34,760	63,620
Net change in cash	$135,479	$(34,548)	$6,998	$31,476
Cash at beginning of year/period	5,355	39,903	32,905	1,429
Cash at end of year/period	$140,834	$5,355	$39,903	$32,905

Operating Activities

Net cash used in operating activities of $15.3 million in the Successor Period of 2021.

Net cash used in operating activities was $51.1 million in the Predecessor Period of 2021.

Net cash used in operating activities was $66.5 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021, an increase in net cash used of $41.9 million compared to net cash used in operating activities of $24.6 million for the year ended December 31, 2020. Significant changes impacting net cash used in operating activities during the year ended December 31, 2021 as compared to the year ended December 31, 2020 were as follows:

●	a $172.9 million increase in our net loss from $31.4 million in 2020 to $204.3 million for the combined Successor and Predecessor periods of 2021, driven in part by a $62.1 million increase in certain non-cash expenses including depreciation, amortization, mark-to-market adjustments for warrants, stock-based compensation and premium deficiency reserves, $29.6 million of transaction expenses incurred in connection with the Business Combinations and $7.9 million of expenses for transaction related litigation fees; the net loss also reflects the performance in our capitated contracts, as the total number of at-risk members increased 32% from 50,600 at December 31, 2020 to 67,000 at December 31, 2021, as described above;
●	an increase in our claims payable for the year ended December 31, 2021 of $18.1 million compared to an increase in our claims payable for the year ended December 31, 2020 of $37.1 million; and
●	a decrease in our net health plan receivables for the year ended December 31, 2021 of $0.5 million compared to an increase in our net health plan receivables for the year ended December 31, 2020 of $27.5 million

Net cash used in operating activities was $24.6 million for the year ended December 31, 2020, a decrease of $3.7 million compared to net cash used in operating activities of $28.3 million for the year ended December 31, 2019. Significant changes impacting net cash used in operating activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 were as follows:

●	increases in claims payable for the year ended December 31, 2020 of $37.1 million compared to increases in claims payable for the year ended December 31, 2019 of $12.1 million, primarily driven by growth in at-risk members;
●	increases in accounts payable, accrued payroll and accrued interest for the year ended December 31, 2020 of $12.3 million compared to increases for the year ended December 31, 2019 of $3.5 million, primarily driven by growth in the Company’s operations;
●	increases in health plan payable for the year ended December 31, 2020 of $8.8 million compared to increases in health plan payable for the year ended December 31, 2019 of $1.9 million, primarily driven by growth in at-risk members;
●	offset by increases in health plan receivables for the year ended December 31, 2020 of $27.5 million compared to increases in health plan receivables for the year ended December 31, 2019 of $9.7 million, primarily driven by growth in at-risk members; and
●	offset by increases in other current assets for the year ended December 31, 2020 of $4.2 million compared to increase in other currents assets for the year ended December 31, 2019 of $0.1 million.

Investing Activities

Net cash used in investing activities was $47.9 million in the Successor Period of 2021.

Net cash used in investing activities was $8.2 million in the Predecessor Period of 2021.

Net cash used in investing activities was $56.1 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021 compared to $3.2 million for the year ended December 31, 2020. The $52.9 million increase was primarily driven by the acquisitions of P3 LLC, Medcore HP and Omni for a total cash payment of $47.9 million, net of cash acquired, and the acquisition of three medical practices in 2021 for a total purchase price of $5.0 million.

Net cash used in investing activities was $3.2 million for the year ended December 31, 2020 compared to $3.9 million for the year ended December 31, 2019. The decrease in net cash used in investing activities was primarily a result of decreased note receivables issued offset by increased capital investments in property and equipment.

Financing Activities

Net cash provided by financing activities was $198.7 million in the Successor Period of 2021.

Net cash provided by financing activities was $24.8 million in the Predecessor Period of 2021.

Net cash provided by financing activities was $223.5 million for the combined Successor and Predecessor periods included in the year ended December 31, 2021 compared to net cash provided by financing activities of $34.8 million for the year ended December 31, 2020. The $188.7 million increase primarily related to proceeds from the Business Combinations.

Net cash provided from financing activities was $34.8 million for the year ended December 31, 2020 compared to $63.6 million for the year ended December 31, 2019, a decrease of $28.8 million. The decline in financing activities was primarily a result of the decrease in units issued, partially offset by an increase in proceeds from long-term debt and a decrease in repayment of long-term debt.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of unpaid claims, long-term debt on term loans, unsecured debt and operating leases for our facilities.

The following table summarizes our contractual obligations as of December 31, 2021:

		Payments due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Unpaid claims	$101,958,324	$101,958,324	$—	$—	$—
Short-term debt	3,578,561	3,578,561	—	—	—
Term loan	65,000,000	—	—	65,000,000	—
Unsecured debt	15,000,000	—	—	15,000,000	—
Operating lease obligations	8,384,118	2,170,108	2,881,667	1,885,211	1,447,132
Current portion of long-term debt	46,101	46,101	—	—	—
Total	$193,967,104	$107,753,094	$2,881,667	$81,885,211	$1,447,132

Unpaid claims

As of December 31, 2021, we estimated a balance of unpaid claims due to third parties for health care services provided to members, including estimates for incurred but not reported claims, of $ 102.0 million. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per members, changes in member mix or simply due to addition of new members.

Term Loan

As of December 31, 2021, our Term Loan Facility provide for funding of up to $100.0 million. The Term Loan Facility’s maturity date is December 31, 2025. As of December 31, 2021, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2021. Commencing in March 2021, we have elected to pay 8.0% with the remaining 4.0% being added to principal as “paid in kind” (“PIK”) for a period of three years (or twelve payments), in lieu of the full 12.0% in cash.

We were required to meet a borrowing base milestone by demonstrating to the lenders that revenue for any three consecutive month period (ending after the Term Loan Facility’s closing date, but on or prior to December 31, 2021) was greater than or equal to $125.0 million. Additionally, we must remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. In addition, the Term Loan Facility restricts our ability and the ability of our subsidiaries to, among other things, incur indebtedness and liens. Beginning in 2021, and on an annual basis thereafter, the Company must post a minimum amount of annual revenue equal to or greater than $395.0 million; increasing to $460.0 million in 2022; $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.

As of December 31, 2021, the Company was not in compliance with its Term Loan covenants related to issuance of the 2021 financial statements with an audit opinion free of a “going concern” qualification or timely filing of the 2021 financial statements. The Term Loan lenders granted (i) a waiver of the covenant under the Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022. We were in compliance with all other covenants under the Facility as of December 31, 2021. However, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Facility or the lenders of any future indebtedness we may incur will grant us any such waiver or forbearance in the future.

Unsecured Debt

As of December 31, 2021, we have a $15.0 million unsecured note with a former equity investor. The note carries interest of 11.0% per year. The principal balance plus accrued interest is due at maturity, which is the earlier of June 30, 2026 or a change in control transaction. The Transaction pertaining to P3’s business combination with Foresight does not constitute a change in control. As of December 31, 2021, accrued interest totaled $6.5 million on this note.

For additional discussion of our unpaid claims, term loan, unsecured debt and, operating and finance leases, see Note 15 “Claims Payable”, Note 16 “Debt”, and Note 22 “Leases” in our consolidated financial statements as of and for the period ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. For a more detailed discussion of our significant accounting policies, see Note 4 “Significant Accounting Policies” in our consolidated financial statements included elsewhere in the Annual Report on Form 10-K. Below is a discussion of accounting policies that are particularly important to the portrayal of our financial condition and results of operations and require the application of significant judgment by our management.

Capitated Revenue

The transaction price for our capitated payor contracts is variable as it primarily includes PMPM fees associated with unspecified membership. Medicare pays capitation using a “risk adjustment model”, which compensates providers based on the health status (acuity) of each individual patient. Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled. As premiums are adjusted via this risk adjustment model (via a Risk Adjustment Factor, “RAF”), the Company’s PMPM payments will change commensurately with how our contracted Medicare Advantage plans’ premiums change with CMS. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors.

Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g. month) and is recognized net of projected acuity adjustments and performance incentives or penalties as management can reasonably estimate the ultimate PMPM payment of those contracts. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity.

Healthcare Services Expense and Claims Payable (collectively, “Medical Expense”)

The cost of healthcare services is recognized in the period services are provided. Medical expense includes costs of all covered services provided to members assigned by the health plans under P3’s at-risk model. Medical expense includes the cost for third-party healthcare service providers, the cost for overseeing the quality of care and programs, and from time to time, remediation of certain claims that might result from periodic reviews conducted by various regulatory agencies. This also includes an estimate of the cost of services that have been incurred, but not yet reported (“IBNR”).

Management estimates the Company’s IBNR by applying standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims received (and paid), denied claims activity, expected medical cost inflation, seasonality patterns, and changes in membership mix. Such estimates are subject to impact from changes in both the regulatory and economic environments. The Company’s claims payable represents management’s best estimate of its liability for unpaid medical costs. We have included incurred but not reported claims of $102.0 million and $56.9 million on our balance sheet as of December 31, 2021 and December 31, 2020, respectively.

Our consolidated financial statements could be materially impacted if actual claims expense is different from our estimates. If our liability for incurred and not reported claims at December 31, 2021 were to differ by plus or minus 5%, the impact on medical claims expense would be approximately $5.1 million for the combined Predecessor and Successor periods.

Warrant Liability

The Company has public and private placement warrants, and we account for the warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

The public placement warrants are publicly traded and are recorded at fair value using the closing price as of the measurement date. The fair value of the private placement warrants have no observable traded price and are valued using an option pricing model (Black-Scholes-Merton). The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free rates. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the private placement warrants, which is 5 years from the closing of the Business Combinations. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and could cause a material increase or decrease to expense realized from the change in fair value of warrants, and to the underlying warrant liability. See Note 4 “Significant Accounting Policies” of the accompanying consolidated financial statements for additional information.

Goodwill and Other Identified Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired in a business combination and is measured in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under ASC Topic 350, goodwill is not amortized and instead is tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist.

The Company has determined that there is only one reporting unit for purpose of testing goodwill impairment. In circumstances where we conclude that it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of the reporting unit is less than its carrying amount, a quantitative fair value test is performed. Factors we consider when performing the qualitative assessment primarily include general economic conditions and changes in forecasted operating results.

In a quantitative impairment test, we assess goodwill by comparing the carrying amount of each reporting unit to its fair value, and we estimate the fair value of our reporting unit using a weighted combination of income approach and market-based approach. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the company estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. Significant assumptions in the income approach, all of which are considered Level 3 inputs, include the estimated future net annual cash flows for each reporting unit and the discount rate. Under the market approach, we estimated a fair value based on comparable companies’ market multiples of revenues and EBITDA. Publicly traded companies in the same industry and target companies of transactions with similar nature were selected as guideline companies for the market-based method. Finally, management compared the weighted estimates to the carrying amount.

Our annual impairment review measurement date is in the fourth quarter of each year. For 2021, we completed the required annual assessment of goodwill for impairment for our reporting unit using a qualitative assessment and determined that quantitative assessment of goodwill impairment was not required (i.e., it is more likely than not that the fair value of goodwill exceeds the carrying amount), and no goodwill impairment was recognized for the year ended December 31, 2021.

The Company reviews identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount of the asset to the sum of undiscounted cash flows expected to be generated by the asset.

Intangible assets with indefinite lives are tested for impairment annually.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our Consolidated Statements of Operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

We account for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

Premium Deficiency Reserves

Accounting Standards Codification (“ASC”) ASC 954-450-30-4 requires a premium deficiency reserve (“PDR”) when there is a probable future loss on unearned capitated premiums after estimated expected claim costs and claim adjustment expenses. Losses under prepaid health care services contracts shall be recognized when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. To determine the need to recognize a loss, contracts shall be grouped in a manner consistent with the provider’s method of establishing premium rates, for example, by community rating practices, geographical area, or statutory requirements, to determine whether a loss has been incurred. In P3’s at-risk arrangements, the more we improve health outcomes and lower the overall cost of care, the more profitable we will be over time.

We assess the profitability of our at-risk arrangements to identify contracts where current operating results or forecasts indicate probable future losses. Management estimates the Company’s PDR by utilizing estimates of membership growth rates, changes in membership mix, estimated PMPM payments under contracts, historical claims data, seasonality patterns, our ability to lower the overall cost of care and incremental medical costs, such as those related to COVID-19 admissions. Such estimates are subject to impact from changes in both the regulatory and economic environments. The Company’s PDR represents management’s best estimate of its probable future losses. We have included premium deficiency reserve liabilities of $37.8 million and $0 million on our accompanying consolidated balance sheet as of December 31, 2021 and December 31, 2020, respectively.

Unit-based Compensation

ASC 718, Compensation—Stock Compensation (“ASC 718”) requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. Under P3’s unit-based incentive plan, the Company may reward grantees with various types of awards, including but not limited to profits interests on a service-based or performance-based schedule. These awards may also contain market conditions.

For performance-vesting units, P3 recognizes unit-based compensation expense when it is probable that the underlying performance condition will be achieved. The Company will analyze if a performance condition is probable for each reporting period through the settlement date for awards subject to performance vesting. For service-vesting units, P3 recognizes unit-based compensation expense over the requisite service period for each separately vesting portion of the profits interest as if the award was, in substance, multiple awards.

Recent Accounting Pronouncements

See Item 8, Note 5 “Recent Accounting Pronouncements Adopted” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting standards issued and the anticipated effects on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Borrowings under the Term Loan Facility bear fixed interest at 12.0% per annum on a quarterly cycle (in arrears). Commencing in March of 2021, we have elected to pay 8.0% with the remaining 4.0% being added to principal as “paid in kind” (“PIK”) for a period of three years (or twelve payments), in lieu of the full 12.0% in cash.

We had cash of $140.5 million and restricted cash of $0.4 million, as of December 31, 2021, consisting primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and restricted cash.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation, including recent inflationary pressures, will not have an adverse impact on our operating results.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2021. As previously disclosed, there were no disagreements or reportable events to disclose.

Item 9A. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

Material Weaknesses

In connection with the audit of our financial statements for the year ended December 31, 2021, and as previously reported, the restatement of the Company’s financial statements for the years ended December 31, 2020 and 2019 as more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to our consolidated financial statements in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

Control Environment, Risk Assessment and Monitoring Activities

We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These material weaknesses are specifically attributed to the following:

●	We did not have adequate policies and procedure or sufficient qualified resources with sufficient technical knowledge to maintain effective controls over the accounting related to significant accounts and related financial statement disclosures.
●	We did not design and implement a sufficient risk assessment process to identify and assess risks impacting control over financial reporting.
●	We had ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities and Information and Communication

As a consequence of these entity-level material weaknesses, we did not design, implement, and maintain effective control activities within certain business processes and the information technology environment to mitigate the risk of material misstatement in financial reporting. Specifically:

●	We did not maintain effective controls over our information systems to ensure that relevant and reliable information was communicated on a timely basis across the organization to support the financial reporting process. Particularly:
o	We did not design and implement effective information technology general controls in the areas of user access related to certain information technology systems that support our financial reporting process.
o	We did not maintain sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review of account reconciliations and journal entries.
●	We did not design and maintain effective management review controls at a sufficient level of precision over the accounting for transactions related to the risk adjustment factor receivable and related revenue, capitated revenue classification, premium deficiency reserves, business combinations, goodwill and intangibles, income taxes, warrant valuation, and equity awards. This material weakness resulted in certain material corrections to the financial statements.
●	We did not design and maintain effective controls at a sufficient level of precision over the estimation of claims expense and payable including controls over the review of historical claims data, including the completeness and accuracy of data used to determine the financial statement amounts.
●	We did not design and maintain effective controls over accounting for complex transactions, including the inaccurate attribution of net income or loss to the controlling and non-controlling interest pursuant to ASC 810 for subsidiaries that are variable interest entities, the improper classification of the Class A Units as permanent equity instead of temporary equity, and the improper accounting of preferred returns in equity and interest expense, as no recognition is necessary until legally declared. This material weakness resulted in the restatement discussed in Note 2 to the financial statements included herein.

Remediation Activities

We have taken and are taking steps to remediate these material weaknesses through (i) hiring qualified accounting, financial reporting, IT, and other key management personnel with public company experience, (ii) engaging an external advisor to assist with documenting internal controls, including enhancing controls to ensure proper communication of critical information, review and approvals; evaluating effectiveness of internal controls and assist with the remediation of deficiencies and training of personnel, as necessary, and establishment of a formal internal audit function and (iii) enhancing policies, procedures, and documentation for significant areas of accounting, including each area where a material weakness was identified. We are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above.

Management’s annual report on internal control over financial reporting

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combinations on December 3, 2021. Prior to the Business Combinations, our predecessor, Foresight, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. As a result, previously existing internal controls were no longer applicable or comprehensive enough as of the assessment date, as Foresight’s operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations. Therefore, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in internal control over financial reporting

On December 31, 2021, we completed the acquisition of Medcore HP and Omni IPA Medical Group, Inc. Together, those acquired businesses represent 3.0% of total assets and 0.0% of total revenues as of and for the year ended December 31, 2021. We have not completed an assessment of internal control over financial reporting for these businesses, and we are in the process of design and implementation of our internal control over financial reporting for the acquired entities in a manner commensurate with our operations subsequent to the acquisition.

Other than the design and implementation of internal controls related to this acquisition and the actions to remediate the material weaknesses in our internal control over financial reporting as described above, both of which were ongoing as of the date of issuance of this Annual Report on Form 10-K, and the material weaknesses noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers
Sherif Abdou, M.D.	62	Chief Executive Officer, Director and Co-Founder
Amir Bacchus, M.D.	58	Chief Medical Officer, Director and Co-Founder
Eric Atkins	37	Chief Financial Officer

Non-Employee Directors
Mark Thierer	62	Chairman of the Board
Greg Wasson	63	Director
Lawrence B. Leisure	72	Director
Mary Tolan	62	Director
Greg Kazarian	60	Director
Thomas E. Price, M.D.	68	Director
Jeffrey G. Park	50	Director

Sherif Abdou, M.D. is a Co-founder of P3 and has served as P3’s Chief Executive Officer and on the Legacy P3 Board of Managers since 2017 and as a Director of the Company since December 2021. Dr. Abdou served as Chief Executive Officer of P3 Health Group from 2015 to 2017. Dr. Abdou received a Bachelor of Medicine and Surgery degree from Mansoura University and a Master of Medical Management degree from the University of Southern California. Dr. Abdou was selected to serve on our board of directors for his experience in the healthcare industry, his role as one of P3’s founders and his service as P3’s Chief Executive Officer.

Amir Bacchus, M.D. is a Co-founder of P3 and has served as P3’s Chief Medical Officer and on the Legacy P3 Board of Managers since 2017 and as a Director of the Company since December 2021. Dr. Bacchus served as Chief Medical Officer of P3 Health Group from 2015 to 2017. Dr. Bacchus served as a director of the University of Nevada, Las Vegas—School of Medicine Advisory Board, a position he held from 2014 to 2020. Dr. Bacchus received a Bachelor of Arts degree from California State University, Northridge, a Doctor of Medicine from Wayne State University School of Medicine and an MBA from the University of Nevada, Las Vegas. Dr. Bacchus was selected to serve on our board of directors for his experience in the healthcare industry, his role as one of P3’s founders and his service as P3’s Chief Medical Officer.

Eric Atkins has served as P3’s Chief Financial Officer since January 2021. Prior to joining P3, Mr. Atkins served as Chief Financial Officer of Sprout Pharmaceuticals, Inc., a virtual pharmaceutical manufacturer, from December 2017 to August 2020. From September 2015 to August 2017, Mr. Atkins served as Vice President Finance, Front Line Care, of Hill-Rom Holdings, Inc., a medical device manufacturer. Mr. Atkins received a Bachelor of Science in Accounting and a Bachelor of Science in Finance from the University of Illinois, Urbana-Champaign and an MBA from Northwestern University. Mr. Atkins is a registered certified public accountant in the state of Illinois.

Mark Thierer has served as a Director of the Company since December 2021 and an advisor to Foresight since October 2020. Mr. Thierer currently serves as the managing partner of the investment firm he formed, AssetBlue Investment Group, a position he has held since June 2017. From October 2017 through February 2018, Mr. Thierer also served as the interim Chief Executive Officer of Dentsply Sirona Inc. (Nasdaq: XRAY), a manufacturer of dental implants. Mr. Thierer was Chief Executive Officer of OptumRx, a pharmacy care services company, from July 2015 until September 2017. He previously served as chairman and Chief Executive Officer of Catamaran Corporation (Nasdaq: CTRX), one of the nation’s largest pharmacy benefit management companies, from March 2011 until it combined with OptumRx in 2015. Mr. Thierer has experience as a Chief Executive Officer leading a national pharmacy benefit and healthcare information technology solutions company. His skills include strategy and business development, technology, finance and marketing. He brings valuable leadership experience and knowledge of operations and the day-to-day management of a national corporation. Mr. Thierer also has experience in the structuring and execution of strategic corporate transactions, including mergers and acquisitions. Mr. Thierer is a member of the board of directors of Discover Financial Services (NYSE: DFS) since 2014 and Senior Connect Acquisition Corp. (Nasdaq: SNRH). Mr. Thierer received a BS in Finance from the University of Minnesota and an MBA from Nova Southeastern University. Mr. Thierer also holds the designation of CEBS (Certified Employee Benefits Specialist) from The Wharton School of the University of Pennsylvania. Mr. Thierer was selected to serve on our board of directors for his extensive experience in both the financial and healthcare sectors.

Greg Wasson has served continually as a director of P3 Health Partners Inc. and it’s predecessor, Foresight Acquisition Corp, since November 2020. Mr. Wasson currently serves as President and Founder of his own family office, Wasson Enterprise. Wasson Enterprise’s focus is to partner with entrepreneurs and operators to build sustainable, high-growth businesses that do well by doing good. As the former President and CEO of Walgreens Boots Alliance, Inc., Mr. Wasson has extensive global operational and management experience, as well as extensive knowledge of the retail and healthcare industries. Mr. Wasson attended Purdue University’s School of Pharmacy, receiving his pharmacy degree in 1981. Before his senior year, he was invited to become one of the first pharmacy services interns in Walgreens’ corporate offices—an opportunity that led to his being hired by Walgreens upon graduation and that changed the course of his future career. Mentored by many company leaders through the years, together with his outstanding performance in positions of increasing responsibility, Mr. Wasson served Walgreens for 34 years. As Walgreens CEO, Mr. Wasson led the Fortune 35 company to record fiscal 2014 sales of $76.4 billion. He is credited with creating significant financial and shareholder value, initiating and completing transformative mergers and investments, leading complex organizational and structural change, assembling a diverse and high- performance senior leadership team, and establishing Walgreens’ position as an industry leader. Before retiring from Walgreens, Mr. Wasson had transformed an iconic 114-year-old domestic company into the first global pharmacy-led, health, well-being and beauty enterprise via the successful merger with European-based Alliance Boots to create Walgreens Boots Alliance, Inc. Mr. Wasson currently serves on the Board of Directors of OptimizeRx Corp. (Nasdaq: OPRX), a position he has held since August 2020. Mr. Wasson also served on the Board of Directors of PNC Financial Services Group, Inc. (NYSE: PNC) from July 2015 to October 2018 and Verizon Communications Inc. (NYSE: VZ) from February 2013 to October 2018. Mr. Wasson was selected to serve on our board of directors for his deep experience as an executive in the healthcare services industry and broad industry relationships.

Lawrence B. Leisure has served as a Director of the Company since December 2021 and on the Legacy P3 Board of Managers since April 2017. Mr. Leisure co-founded and has served as a Managing Partner of Chicago Pacific Founders, a private equity fund focused exclusively on healthcare services and senior living, since 2014. Mr. Leisure currently serves as a director of BioIntelliSense, a position he has held since January 2019, a director of Xsell Technology, a position he has held since December 2015. Mr. Leisure also served as a director of MyGrove, from January 2012 to June 2021. Mr. Leisure currently serves as a manager of Recovery Ways Holdings, a position he has held since July 2014, a manager of Sage Veterinary Partners, LLC, a position he has held since July 2018, a manager of Chicago Pacific Capital, L.P., a position he has held since July 2014, a manager of Chicago Pacific Founders UGP I, a position he has held since July 2014, a manager of Chicago Pacific Founders UPP II, a position he has held since June 2019, a manager of Wellbe Senior Medical, LLC, a position he has held since March 2019, a manager of Impact Advisors Holdings, LLC, a position he has held since December 2019, and a manager of Allymar Health Solutions, LLC, a position he has held since March 2021. Mr. Leisure also served as a manager of FEMG Holdings, LLC, from August 2018 to July 2021. He also serves on the board of IrsVision, and Cahrus Technologies, both early-stage startup companies. From a not-for-profit perspective, he is a Senior Advisor to the Byers Center for BIODESIGN at Stanford University, a member of the Board of Advisors of the UCLA Anderson School of Management, and Chair of the Advisory Board of the UCSF Rosenman Institute. Mr. Leisure received a Bachelor of Arts degree from Stanford University and an MBA degree from the University of California, Los Angeles. Mr. Leisure was selected to serve on our board of directors for his deep experience in value-based healthcare delivery models and broad industry relationships.

Mary Tolan has served as a Director of the Company since December 2021 and on the Legacy P3 Board of Managers since April 2017. Ms. Tolan co-founded and has served as a Managing Partner of Chicago Pacific Founders, a private equity fund focused exclusively on healthcare services, technology and healthcare real estate, since 2014. Previously, Ms. Tolan was the founder of R1 RCM, Inc. (Nasdaq: RCM), a provider of comprehensive end-to-end healthcare revenue-cycle management services and population health management services infrastructure. Prior to R1 RCM, Ms. Tolan was a Group Chief Executive at Accenture, the global management consulting, technology services, and outsourcing company. Ms. Tolan currently serves as a director of Tredence, Inc., Atrio, WellBe, Duo, Peeq, Novum Health, SightMD, and Ascend. Ms. Tolan serves on the Board of Trustees for the University of Chicago. Ms. Tolan received a Bachelor of Business Administration degree from Loyola University and an MBA from the University of Chicago. Ms. Tolan was selected to serve on our board of directors for her extensive experience in value-based care as an executive in the healthcare services industry and her investing experience.

Greg Kazarian has served as a Director of the Company since December 2021 and on the Legacy P3 Board of Managers since May 2017. Mr. Kazarian has served as an Operating Partner of Chicago Pacific Founders since 2014. Mr. Kazarian currently serves as a director of Recovery Ways Holdings, LLC, a position he has held since July 2014, and a director of CPF Outpatient Holdings, LLC, a position he has held since October 2020. Mr. Kazarian was one of the four Executive Officers of Accretive Health (now R1 RCM, Inc. (Nasdaq: RCM)) a provider of comprehensive end-to-end healthcare revenue-cycle management services and population health management services infrastructure. Mr. Kazarian served in a variety of roles during his tenure at Accretive Health including General Counsel, Head of the Physician Advisory Services Business and Senior Vice President of Operations with P&L responsibility for one third of the Company’s revenue cycle business. Prior to joining Accretive Health, Mr. Kazarian was a partner at Pedersen and Houpt in Chicago, where he spent 16 years representing mid-sized growth companies. Mr. Kazarian received his law degree and his Bachelor of Science degree in Biophysics from the University of Illinois. Mr. Kazarian was selected to serve on our board of directors for his experience as an executive in the healthcare services industry and his investing experience.

Thomas E. Price, M.D. has served as a Director of the Company since December 2021 and on the Legacy P3 Board of Managers since January 2018. Dr. Price currently serves as a director of Triumph Orthopedics, LLC, a position he has held since 2021, a sole director of HealthWiseFirst, LLC, a position he has held since 2018, a director of Association Health Plans of America, LLC, a position he has held since 2018, a director of Transformation Care Network, LLC, a position he has held since 2020, a director of Botanicals Sciences, LLC, a position he has held since 2020, a director of Capital Ministries (non-profit), a position he has held since 2018. Dr. Price entered private medical practice in 1984, returned to Emory University as an assistant professor of orthopedic surgery in 2002 and subsequently serviced as director of the orthopedic clinic at Atlanta’s Grady Memorial Hospital. Dr. Price served in the US House of Representatives from Georgia’s 6th district from 2005 to 2017, during which time he served as Chair of the House Budget Committee from 2015 to 2017. In February 2017, he was confirmed by the Senate as the United States Secretary of Health and Human Services (HHS) and remained in that position until September 2017. Currently, Dr. Price serves on the boards of several privately held health care companies and non-profits as well as consulting and advising companies. Dr. Price holds Bachelor’s and Doctor of Medicine degrees from the University of Michigan. He completed his residency at Emory University and was in private orthopedic practice from 1984 to 2004. Dr. Price was selected to serve on our board of directors for his extensive experience in public service and medical practice that bring a deep perspective on P3’s business.

Jeffrey G. Park, has served as a Director of the Company since December 2021. Mr. Park was the Chairman and Chief Executive Officer of WellDyneRx, an independent pharmacy benefits manager, from April 2019 until April 2022 and since October 2019 as a director of Progyny (Nasdaq: PGNY). From January 2018 until May 2018, he was the Interim Chief Executive Officer of Diplomat Pharmacy, Inc., or Diplomat (NYSE: DPLO), a provider of specialty pharmacy services. Additionally, from June 2017 to February 2019, he served on the board of directors of Diplomat. Prior to that, from July 2015 until July 2016, he was the Chief Operating Officer of OptumRX, the entity resulting from the merger of Catamaran Corporation, or Catamaran, and OptumRX, UnitedHealthcare Group’s free-standing pharmacy care services business. Before the merger, from March 2014 until July 2015, he was Catamaran’s Executive Vice President, Operations, and previously served as Catamaran’s Chief Financial Officer, beginning in 2006. Mr. Park holds a B.S. in Accounting from Brock University. Mr. Park was selected to serve on our board of directors for his extensive leadership experience in the pharmaceutical industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at ir.p3hp.org. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Jeffrey G. Park, Greg Wasson and Thomas E. Price, with Jeffrey G. Park serving as the chair of the Audit Committee. Our board of directors has determined that all members of the Audit Committee (Jeffrey G. Park, Greg Wasson and Thomas E. Price) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Jeffrey G. Park, Greg Wasson and Thomas E. Price meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Jeffrey G. Park is an “audit committee financial expert” within the meaning of the SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 other than one Form 3 filed jointly by Hudson Vegas Investment SPV, LLC, Hudson Vegas Investment Manager, LLC and Daniel Straus, which was filed late.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for P3 executive officers who are named in the “Summary Compensation Table” below. In 2021, the “named executive officers” and their positions with P3 were as follows:

●	Sherif Abdou, M.D., Chief Executive Officer;
●	Amir Bacchus, M.D., Chief Medical Officer; and
●	Eric Atkins, Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2020 and December 31, 2021:

						All Other
		Salary	Bonus	Stock Awards		Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)		($)(3)	($)
Sherif Abdou	2021	750,000	750,000	81,081	(4)	2,824	1,583,905
Chief Executive Officer	2020	743,075	750,000			3,160	1,496,235

Amir Bacchus	2021	500,000	500,000	56,474	(4)	1,927	1,058,401
Chief Medical Officer	2020	514,615	500,000			1,615	1,016,230

Eric Atkins	2021	350,000	175,000	1,019,315		538	1,544,853
Chief Financial Officer
(1)	Amounts reflect annual discretionary bonuses paid to the named executive officers for services performed in 2021, paid in 2022.
(2)	Amounts reflect the aggregate grant date fair value of Incentive Units in P3 Health Group Holdings, LLC granted under the 2017 Management Incentive Plan to the named executive officers during the applicable year computed in accordance with FASB ASC Topic 718. For additional information regarding the awards granted to our named executive officers, please see Note 18 “Capitalization and Management Incentive Units” and Note 19 “Share-Based Compensation” in our consolidated statements included elsewhere in this Annual Report on Form 10-K for a discussion of the relevant assumptions used in calculating this amount.
(3)	Amounts reflect Company-paid term life insurance premiums.

(4)	Amounts reflect the incremental fair value associated with the time-vesting Incentive Units held by Drs. Abdou and Bacchus that vested and were converted into the right to receive a portion of the P3 Merger consideration upon the closing of the P3 Merger, as computed in accordance with FASB ASC Topic 718.

Narrative to Summary Compensation Table

2021 Salaries

In 2021, the named executive officers received an annual base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2021 annual base salaries for our named executive officers were $750,000 for Dr. Abdou, $500,000 for Dr. Bacchus, and $350,000 for Mr. Atkins. The actual base salaries earned by our named executive officers for services in 2021 are set forth above in the Summary Compensation Table in the column entitled “Salary”.

2021 Bonuses

Our named executive officers were eligible to earn cash bonuses for work performed in calendar year 2021, as determined by our board of directors (or a subcommittee thereof). For 2021, Drs. Abdou and Bacchus and Mr. Atkins were eligible to receive annual target bonuses of 100%, 100% and 50%, respectively, of their respective base salaries. Based on a review of Company performance for 2021 and each named executive officer’s individual performance and contributions to the Company’s success, the board of directors approved bonuses equal to 100% of each named executive officer’s respective 2021 target bonus opportunity.

The actual cash bonus amounts awarded to our named executive officers for 2021 performance are set forth above in the Summary Compensation Table in the column entitled “Bonus.”

Equity-Based Compensation

2017 Management Incentive Plan

Prior to the P3 Merger, we maintained the P3 Health Group Holdings, LLC Amended and Restated 2017 Management Incentive Plan (the “2017 Plan”) which provided our service providers the opportunity to acquire a proprietary interest in our success. Awards that were granted under the 2017 Plan were intended to qualify as profits interests within the meaning of Internal Revenue Service Revenue Procedures 93-27 and 2001-43 (“Incentive Units”). Following the P3 Merger and the effectiveness of the P3 Health Partners Inc. 2021 Incentive Award Plan (the “2021 Plan”), the 2017 Plan terminated and no further awards will be made under the plan. In connection with the P3 Merger, each Incentive Unit that was outstanding immediately prior to the effective time of the P3 Merger and that was vested (after taking into account any accelerated vesting that occurred in connection with the P3 Merger) was canceled and converted into the right to receive a portion of the Merger consideration, which consisted of P3 LLC Units and, in certain cases, cash. Each outstanding Incentive Unit that was subject to time-based vesting but had not vested immediately prior to the effective time of the P3 Merger was converted into the right to receive a portion of the Merger consideration, which Merger consideration remained subject to the original vesting conditions. Each outstanding Incentive Unit that was subject to performance-vesting requirements that were not achieved in connection with the P3 Merger was forfeited without consideration. For each P3 LLC Unit held by the named executive officer (whether vested or unvested), the officer was also entitled to a share of Class V Common Stock on a one-for-one basis.

In 2021, we awarded time-vesting Incentive Units to Mr. Atkins under the 2017 Plan. Mr. Atkins’ 2021 grant (215,000 Incentive Units) is subject to vesting 20% annually on each anniversary of January 20, 2021, provided that Mr. Atkins remains employed through such vesting date, such that all time-vested units will be vested as of January 20, 2026. In addition, under the terms of Mr. Atkins’ grant agreement, if his employment is terminated at any time other than for “cause,” then the Incentive Units that would have vested on the next vesting date (had he remained employed) will vest on a pro-rated basis (based on the number of months he was employed between vesting dates). Upon the occurrence of a Sale of the Company (as defined in Mr. Atkins’ award agreement), if Mr. Atkins remains employed by the Company as of the date of the sale, 50% of his unvested Incentive Units would become vested.

Upon the closing of the P3 Merger and pursuant to action taken by the Board of Directors, all of the time-vesting Incentive Units held by Drs. Abdou and Bacchus vested and were converted into the right to receive a portion of the P3 Merger consideration. In addition, in connection with the P3 Merger, 50% of Mr. Atkins’ unvested Incentive Units (107,500) vested and converted into 203,160 P3 LLC Units and shares of Class V Common Stock. The remaining 50% of Mr. Atkins’ Incentive Units (107,500) converted into 203,160 unvested P3 LLC Units and Class V Common Stock, of which 81,264 vested on January 20, 2022, 81,264 shares will vest on January 20, 2023 and the remaining 40,632 will vest on January 20, 2024, subject, in each case, to Mr. Atkins’ continued employment through such date.

Drs. Abdou and Bacchus did not receive any incentive equity awards in 2021. All of the incentive equity awards held by our named executive officers as of December 31, 2021 are further described below in the section entitled, “—Outstanding Equity Awards at Fiscal Year-End.”

2021 Incentive Award Plan

In connection with the Business Combinations, the Company’s board of directors adopted, and its stockholders approved, the 2021 Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of our affiliates and to enable us to obtain and retain services of these individuals, which is essential to our long-term success. The 2021 Plan became effective on December 3, 2021.

Benefits and Perquisites

Health and Welfare Plans

In 2021, the named executive officers participated in a 401(k) retirement savings plan maintained by P3. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2021, the Company did not make matching contributions under the 401(k) plan.

In 2021, the named executive officers participated in standard health and welfare plans maintained by P3.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding the outstanding equity awards held by each named executive officer as of December 31, 2021.

	Number of		Market Value of
	Shares or Units of Stock		Shares or Units of Stock
	That Have Not		That Have Not
Name	Vested (#)		Vested ($)(1)
Sherif Abdou	—		—
Amir Bacchus	—		—
Eric Atkins	203,160	(2)	1,430,246
(1)	There is no public market for the P3 LLC Units, which are exchangeable for shares of Class A common stock of the Company on a one-for-one basis. For purposes of this disclosure, we have valued the P3 LLC Units based on the closing price of our Class A common stock of $7.04 per share on December 31, 2021.
(2)	Represents P3 LLC Units that were converted in connection with the P3 Merger from the unvested Incentive Units that had been awarded to the executive on March 1, 2021, and that remained unvested as of December 31, 2021. In connection with the P3 Merger, 50% of Mr. Atkins’ unvested Incentive Units (107,500) vested and converted into 203,160 P3 LLC Units and shares of Class V Common Stock. The remaining 50% of Mr. Atkins’ unvested Incentive Units (107,500) converted into 203,160 unvested P3 LLC Units and shares of Class V Common Stock, of which 81,264 P3 LLC Units and Class V Units vested on January 20, 2022, 81,264 shares will vest on January 20, 2023 and the remaining 40,632 will vest on January 20, 2024, in each case subject to Mr. Atkins’ continued employment through such date.

Executive Compensation Arrangements

We have entered into offers of employment letters or employment agreements with each of our named executive officers. The material terms of these agreements are described below.

Sherif Abdou and Amir Bacchus 2017 Employment Agreements

Each of our founders, Sherif Abdou and Amir Bacchus, was party to an employment agreement that was entered into in April 2017 (collectively, the “2017 Employment Agreements”), which were in effect through 2021. We entered into new employment agreements with Drs. Abdou and Bacchus in May 2022. The following describes the 2017 Employment Agreements as they were in effect in 2021.

Pursuant to their respective agreements, Dr. Abdou served as our Chief Executive Officer and President and Dr. Bacchus served as our Chief Medical Officer. The 2017 Employment Agreements provided for a base salary ($600,000 in the case of Dr. Abdou and $400,000 in the case of Dr. Bacchus) and eligibility to earn an annual bonus (100% of base salary). Each of Drs. Abdou and Bacchus was entitled to participate in any employee benefit plan adopted by the Company or its affiliates, and we agreed to maintain short-term and long-term disability insurance coverage for Drs. Abdou and Bacchus during the term of their respective employment.

The 2017 Employment Agreements included customary restrictive covenants, including confidentiality, non-disparagement, non-competition (36 months post-employment), and employee non-solicitation and noninterference covenants (each 36 months post-employment). The term of the noncompetition covenant would have been reduced from 36 months to zero months post-employment if the executive’s employment would have been terminated without cause (as defined in the applicable agreement).

Under the terms of the 2017 Employment Agreements, if the employment of Dr. Abdou or Dr. Bacchus was terminated by us without cause, then, in addition to the accrued benefits through the date of termination, the executive would have been entitled to receive continued base salary payments for a period of 12 months (to be paid according to the Company’s normal payroll cycle). In the event Drs. Abdou or Bacchus terminate his own employment with “cause” (as defined in the Employment Agreements), then, in addition to the accrued benefits through the date of termination of employment, the executive would have been entitled to receive continued base salary payments for a period of 18 months.

Sherif Abdou and Amir Bacchus 2022 Employment Agreements

We entered into new employment agreements with each of Sherif Abdou and Amir Bacchus in May 2022, which superseded the 2017 Employment Agreements (collectively, the “2022 Employment Agreements”). The initial term of the 2022 Employment Agreements will end on January 1, 2025, and the term automatically will renew for successive one-year terms unless advance written notice of non-renewal is given by either party (such term, the “employment term”). In addition, during the employment term, for so long as Dr. Abdou or Dr. Bacchus serve as Chief Executive Office or Chief Medical Officer, respectively, the Company will nominate the executive for re-election as a member of the board of directors. The 2022 Employment Agreements provide for a base salary ($800,000 in the case of Dr. Abdou and $600,000 in the case of Dr. Bacchus) and eligibility to earn an annual bonus (100% of base salary in the case of each of Drs. Abdou and Bacchus). Each of Drs. Abdou and Bacchus are entitled to participate in any employee benefit plan that the Company and its affiliates adopts, and the Company has agreed to maintain short-term and long-term disability insurance coverage for Drs. Abdou and Bacchus during the term of their respective employment.

The 2022 Employment Agreements include customary confidentiality and mutual non-disparagement provisions, as well as a standard non-compete restriction effective during employment and for 18 months thereafter and service provider/customer non-solicitation restrictions effective during employment and for 24 months thereafter.

Under the terms of the 2022 Employment Agreements, if the employment of Dr. Abou or Dr. Bacchus is terminated by the Company without “cause” or by the executive for “cause” (each, as defined in the 2022 Employment Agreements), then, in addition to any accrued benefits through the date of termination, the executive will be entitled to receive the following severance payments and benefits, subject to the executive’s and the Company’s timely execution (and non-revocation) of a mutual release of claims: (i) cash severance in an aggregate amount equal to one-and-one-half times the sum of the executive’s (a) annual base salary then in effect and (b) target annual bonus amount, payable in equal monthly installments over an 18-month period following the date of termination; and (ii) Company-subsidized COBRA premiums for up to 18 months. If the executive’s employment is terminated without “cause” by the executive, then, in addition to any accrued benefits through the date of termination, the executive will be entitled to receive cash severance in an aggregate amount equal to one-and-one-half times the sum of the executive’s (i) annual base salary then in effect and (ii) target annual bonus amount, payable in equal monthly installments over an 18-month period following the date of termination. In addition, if the executive’s employment is terminated due to his death, then, in addition to any accrued benefits through the date of termination, the executive will be entitled to receive a pro-rated portion of his target bonus for the year of termination.

Sherif Abdou and Amir Bacchus Transaction Bonus Agreements

In connection with the consummation of the Business Combination, the board of directors of the Company approved Transaction Bonus Agreements with each of Sherif Abdou and Amir Bacchus in May 2022. The Transaction Bonus Agreements provide for the payment of bonuses in an aggregate amount equal to $6,300,000 (Dr. Abdou) and $3,700,000 (Dr. Bacchus)(each, a “Transaction Bonus”).

Pursuant to the Transaction Bonus Agreements, the first installment of the Transaction Bonus ($3,300,000 for Dr. Abdou and $1,700,000 for Dr. Bacchus) was paid within five days following the execution of the Transaction Bonus Agreement. The second installment of the Transaction Bonus ($3,000,000 for Dr. Abdou and $2,000,000 for Dr. Bacchus) will be paid on December 15, 2022. The second installment will not be paid if the executive’s employment is terminated for “cause” by the Company or without “cause” by the executive prior to the payment date. If the executive fails to comply with the Transaction Bonus Terms (as described below), the executive will be required to repay the Transaction Bonus (or forfeit any portion of the Transaction Bonus that has not yet been paid).

The Transaction Bonus Terms include: (i) a restriction on the executive’s ability to offer, sell, or announce an intention to dispose of any shares of the Company’s Class A common stock until the closing of the Company’s first underwritten offering and sale of common stock (the “First Secondary Sale”); (ii) a requirement that, following the First Secondary Sale, the executive will only sell shares of the Company’s Class A common stock pursuant to a customary 10b5-1 plan; and (iii) a limitation on the number of shares of Class A common stock the executive may sell under such 10b5-1 plan. These restrictions apply to Class A common stock held directly by the executive or in a trust established by the executive.

Eric Atkins Offer Letter Agreement

We entered into an offer letter agreement with Eric Atkins on January 13, 2021 (the “Atkins Offer Letter”). Pursuant to the terms of his agreement, Mr. Atkins serves as our Chief Financial Officer and reports to the Chief Executive Officer. The Atkins Offer Letter provides for a starting annual salary of $350,000 and a target bonus of 50% if target bonus goals are met. In addition, the Atkins Offer Letter provides for the grant of time-vesting Incentive Units, as described in the section entitled, “—Equity-Based Compensation.”

Mr. Atkins is entitled to participate in any employee benefit plan that the Company adopts. The Atkins Offer Letter provides for an employee non-solicitation covenant that continues for a 24 month period following the termination of Mr. Atkins’ employment, as well as a confidentiality covenant. The Atkins Offer Letter also provides that if Mr. Atkins’ employment is terminated by the Company for any reason other than for “cause,” a portion of the unvested Incentive Units will become vested in connection with such termination, as discussed in more detail in the section entitled, “—Equity-Based Compensation.” As described above, in connection with the P3 Merger, a portion of the unvested Incentive Units was converted to unvested P3 LLC Units (and paired with shares of Class V Common Stock) that will vest and be paid in accordance with the vesting schedule described above.

Non-Employee Director Compensation

None of our non-employee directors received compensation from the Company for their services on our board in 2021. Effective as of March 24, 2022, our Board adopted a non-employee director compensation program (the “Director Compensation Program”). The Director Compensation Program provides for annual cash retainer fees and long-term equity awards for each of our non-employee directors (each, an “Eligible Director”). The Director Compensation Program consists of the following components:

Cash Compensation

●	Annual Retainer: $65,000
●	Annual Committee Chair Retainer:
o	Audit: $25,000
o	Compensation and Nominating: $25,000
●	Annual Committee Member (Non-Chair) Retainer:
o	Audit: $12,500
o	Compensation and Nominating: $12,500

●	Chairperson: $95,000

The annual cash retainers will be paid in quarterly installments in arrears, but effective as of January 1 of each calendar year (including 2022). Annual cash retainers will be pro-rated for any partial calendar quarter of service.

Equity Compensation

An Eligible Director who is serving on our Board as of the date of an annual meeting of stockholders (beginning with calendar year 2022) automatically will be granted, on the date of such annual meeting, an option to purchase shares of the Company’s Class A Common Stock with an aggregate fair market value of $170,000 and, in the case of the Chairperson of the Board, an aggregate fair market value of $340,000 (an “Annual Grant”).

Each Annual Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

However, for calendar years 2022 and 2023, each of, Mr. Kazarian, Mr. Leisure, Mr. Price, Mr. Park, Ms. Tolan, and Mr. Wasson received a stock option grant on March 24, 2022 with an aggregate fair market value of $340,000 or, in the case of Mr. Thierer, an aggregate fair market value of $680,000 (the “2022/2023 Grant”). The 2022/2023 Grant will vest as to 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, subject to continued service. Each of these directors will not be eligible to receive the Annual Grant for calendar years 2022 and 2023.

The Annual Grant and the 2022/2023 Grant will vest and become exercisable in full immediately prior to the occurrence of a Change in Control (as defined in the 2021 Plan).

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.

Compensation Committee Interlocks and Insider Participation

During 2021, the members of our Compensation and Nominating Committee were Lawrence B. Leisure, Thomas E. Price, Mary Tolan and Greg Wasson, none of whom was an officer or employee of the Company during fiscal year 2021 or was formerly an officer of the Company. Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on the Compensation and Nominating Committee during 2021 are described in Item 13. “Certain Relationships and Related Party Transactions.” During 2021, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our board of directors or Compensation and Nominating Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to holdings of our Class A Common Stock and Class V Common Stock by:

●	stockholders who beneficially owned more than 5% of the outstanding shares of our Class A Common Stock and Class V Common Stock;
●	each of our named executive officers and directors; and
●	all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.

As described in Item 13. “Certain Relationships and Related Party Transactions,” each P3 LLC Unit (other than P3 LLC Units held by us) is redeemable from time to time at each holder’s option (subject in certain circumstances to time-based vesting requirements) for, at our election (determined solely by a majority of our directors who are disinterested), shares of our Class A Common Stock on a one-for-one basis, or to the extent there is cash available from a secondary offering, a cash payment equal to a volume weighted average market price of one share of Class A Common Stock for each P3 LLC Unit so redeemed, in each case, in accordance with the terms of the P3 LLC A&R LLC Agreement; provided that, at our election (determined by a majority or our directors who are disinterested), we may effect a direct exchange of such Class A Common Stock or such cash, as applicable, for such P3 LLC Units.

The P3 LLC Unitholders may, subject to certain exceptions, exercise such redemption right for as long as their P3 LLC Units remain outstanding. See Item 13. “Certain Relationships and Related Party Transactions— Amended and Restated Limited Liability Company Agreement of P3 LLC.” In connection with the Business Combinations, we issued to each P3 Equityholder, for nominal consideration, one share of Class V Common Stock for each P3 LLC Unit such P3 Equityholder owned. As a result, the number of shares of Class V Common Stock listed in the table below correlates to the number of P3 LLC Units the P3 Equityholders own as of October 14, 2022.

The number of shares beneficially owned by the holders in the table below assume the maximum number of P3 LLC Units and shares of Class V Common Stock or shares of Class A Common Stock, as applicable, are released from escrow to each holder. See the disclosure in the section entitled Item 13. “Certain Relationships and Related Party Transactions — Related Party Transactions in connection with the Business Combinations—Escrow Agreement.”

Unless otherwise noted, the business address of each of those listed in the table below is 2370 Corporate Circle, Suite 300, Henderson, NV 89074. We have based our calculation of the percentage of beneficial ownership on 243,603,813 shares of common stock outstanding as of October 14, 2022 consisting of 41,578,890 shares of our Class A common stock and 202,024,923 shares of our Class V Common Stock.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Class A		Class V		Total Voting
	Common Stock	% of Class	Common Stock (1)	% of Class	Power (2)
Directors and Named Executive Officers:
Mark Thierer	—	—	—	—	—
Sherif Abdou (3)	—	—	28,185,982	14.0%	11.6%
Amir Bacchus (4)	—	—	18,790,658	9.3%	7.7%
Greg Wasson (5)	7,753,525	18.6%	—	—	3.2%
Lawrence Leisure	—	—	—	—	—
Mary Tolan	—	—	—	—	—
Greg Kazarian (6)	—	—	1,177,659	*	*
Thomas Price (7)	—	—	1,177,659	*	*
Jeffrey Park	—	—	—	—	—
Eric Atkins (8)	—	—	450,517	*	*
All Directors and Executive Officers of post-combination Company as a group (9 individuals) (9)	7,753,525	18.6%	49,782,475	24.6%	23.6%
Five Percent Holders:
Chicago Pacific Founders (10)	8,732,517	21.0%	91,269,317	45.2%	41.1%
Hudson Vegas Investment SPV, LLC (11)	—	—	43,974,331	21.8%	18.1%
FMR LLC (12)	10,120,307	24.3%	—	—	4.2%
Foresight Sponsor Group, LLC (13)	7,753,525	18.6%	—	—	3.2%
Leavitt Equity Partners II, L.P. (14)	—	—	7,505,383	3.7%	3.1%
Ameriprise Financial, Inc. (15)	4,200,863	10.1%	—	—	1.7%
LMR Partners LLP (16)	2,463,719	5.9%	—	—	1.0%
The Vanguard Group (17)	2,140,558	5.1%	—	—	0.9%

*     Less than 1%.

(1)	Class V Common Stock entitles the holder thereof to one vote per share.
(2)	Represents the percentage of voting power of the holders of Class A Common Stock and Class V Common Stock of the Company voting together as a single class.
(3)	Includes 7,907,484 shares held by the NA 2021 GRAT, a grantor retained annuity trust of which Dr. Abdou and his spouse serve as trustees, 3,058,479 shares held by the NA 2021 Trust, a trust for the benefit of Dr. Abdou and his children, of which Dr. Abdou and his spouse serve as trustees, 1,408,437 shares held by the NA Charitable Trust, a charitable remainder trust of which Dr. Abdou, his spouse and his children serve as trustees, 7,907,484 shares held by the SA 2021 GRAT, a grantor retained annuity trust of which Dr. Abdou and his spouse serve as trustees, 3,058,479 shares held by the SA 2021 Trust, a trust for the benefit of Dr. Abdou and his children, of which Dr. Abdou and his spouse serve as trustees, 1,408,437 shares held by the SA Charitable Trust, a charitable remainder trust of which Dr. Abdou, his spouse and his children serve as trustees, and 3,437,182 shares held by the Abdou Family Trust, a revocable trust of which Dr. Abdou and his spouse serve as trustees, and of which Dr. Abdou and his spouse are beneficiaries. Includes an aggregate of 2,653,044 shares of Class V Common Stock and 2,653,044 P3 LLC Units being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute.
(4)	Includes 15,032,528 shares held by Dr. Bacchus and 3,758,130 shares held by Charlee Co LLC, of which Dr. Bacchus serves as managing member. Includes 1,768,698 shares of Class V Common Stock and 1,768,698 P3 LLC Units being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute.

(5)	Consists of the securities held by Foresight Sponsor Group, LLC (“FSG”) identified in footnote (11) below. FSG is governed by a board of managers consisting of Greg Wasson and Michael Balkin. Accordingly, each of Mr. Wasson and Mr. Balkin may be deemed to beneficially own the securities held by FSG. The principal business office of Mr. Wasson is 2045 W. Grand Avenue, Ste. B, PMB 8512, Chicago, Illinois 60612.
(6)	Includes 102,785 shares of Class V Common Stock and 102,785 P3 LLC Units being held in escrow until the resolution of the Class D Dispute. Includes 706,595 shares that Mr. Kazarian owns directly and 471,064 shares owned through the Kazarian 2020 Irrevocable Trust, for which Mr. Kazarian serves as Trustee.
(7)	Includes 102,785 shares of Class V Common Stock and 102,785 P3 LLC Units being held in escrow until the resolution of the Class D Dispute.
(8)	Includes 44,197 shares of Class V Common Stock and 44,197 P3 LLC Units being held in escrow until the resolution of the Class D Dispute. Also includes 203,160 shares of restricted Class V common stock and 203,160 restricted Common Units that vest in five equal annual installments beginning on January 20, 2022.
(9)	Includes 4,671,509 shares of Class V Common Stock and 4,671,509 P3 LLC Units being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute.
(10)	Based solely on the Schedule 13D filed with the SEC on December 13, 2021 by (i) Chicago Pacific Founders UGP, LLC, (ii) Chicago Pacific Founder GP, L.P., (iii) Chicago Pacific Founders Fund, L.P., and (iv) Chicago Pacific Founders Fund B, L,P. Includes 89,183,894 shares of Class V Common Stock held by Chicago Pacific Founders Fund, L.P., 2,085,333 shares of Class V Common Stock held by Chicago Pacific Founders GP, L.P., 2,778,931 shares of Class A Common Stock held by Chicago Pacific Founders Fund-A, L.P. and 5,953,586 shares of Class A Common Stock held by Chicago Pacific Founders Fund-B, L.P. The General Partner of each of Chicago Pacific Founders Fund, L.P., Chicago Pacific Founders Fund-A, L.P. and Chicago Pacific Founders Fund-B, L.P. is Chicago Pacific Founders GP, L.P. The General Partner of Chicago Pacific Founders GP, L.P. is Chicago Pacific Founders UGP, LLC, which is managed by Mary Tolan, Lawrence Leisure and Vance Vanier. Included in the number of shares of Class V Common Stock and Class A Common Stock are 8,224,897 shares of Class V Common Stock and 723,291 shares of Class A Common Stock, respectively, that are being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute, as applicable, described above and will be voted in accordance with the proportional vote totals that a matter receives by all voting securities other than those being held in escrow. The business address for the reporting persons is 980 North Michigan Avenue, Suite 1998, Chicago, IL 60611.
(11)	Based solely on the Schedule 13D filed by Hudson Vegas Investment SPV, LLC, Hudson Vegas Investment Manager, LLC and Daniel Straus with the SEC on December 17, 2021. Hudson Vegas Investment Manager, LLC and Daniel Straus each may be deemed to share voting and dispositive power over the shares of Class V Common Stock which are held by Hudson Vegas Investment SPV, LLC. Each of Hudson Vegas Investment Manager, LLC and Daniel Straus disclaims beneficial ownership of any shares other than to the extent they may have a pecuniary interest therein. Included in the number of shares of Class V Common Stock are 1,126,765 shares of Class V Common Stock that are being held in escrow until the resolution of the Cash Preference Dispute and 3,315,859 shares of Class V Common Stock that are being held in escrow until the resolution of the Class D Dispute, and will be voted in accordance with the proportional vote totals that a matter receives by all voting securities other than those being held in escrow. The principal business address of each of the reporting persons is 173 Bridge Plaza North, Fort Lee, New Jersey 07024.

(12)	Based solely on the Schedule 13G filed by FMR LLC, Fidelity Contrafund and Abigail P. Johnson with the SEC on January 7, 2022. FMR LLC and Abigail P. Johnson may be deemed to have beneficial ownership over 10,120,307 shares. Fidelity Contrafund may be deemed to have beneficial ownership over 2,735,364 shares. FMR LLC has sole voting power with respect to 3,473,042 shares and sole dispositive power with respect to 10,120,307 shares. Abigail P. Johnson has sole voting power with respect to no shares and sole dispositive power with respect to 10,120,307 shares. Fidelity Contrafund has sole voting power with respect to 2,735,364 shares and sole dispositive power with respect to no shares. Abigail P. Johnson is a Director, the Chairman, and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The principal business address of FMR LLC is 245 Summer Street, Boston, MA 02210.
(13)	Based solely on the Schedule 13G filed with the SEC on January 18, 2022 by FSG, Michael P. Balkin and Gregory D. Wasson. Each of the reporting persons may be deemed to have beneficial ownership of 7,753,525 shares of Class A Common Stock consisting of (1) 7,526,025 shares of Class A Common Stock held by FSG and (2) 227,500 shares of Class A Common Stock issuable upon exercise of a warrant held by FSG (the “FSG Warrant”). Each of the reporting persons has shared voting and dispositive power with respect to 7,753,525 shares. The principal business office of Mr. Wasson and FSG is 2045 W. Grand Avenue, Ste. B, PMB 82152, Chicago, Illinois 60612. The principal business office of Mr. Balkin is 3201 South Ocean Boulevard, Unit 404, Highland Beach, Florida 33487.
(14)	Based solely on the Schedule 13D filed with the SEC on September 12, 2022 by Leavitt Equity Partners II, L.P. (“LEP LP”), Leavitt Equity Partners II, LLC (“LEP LLC”), LEP Management, LLC (“LEP Management”), Leavitt Legacy LLC (“Legacy”), and Taylor Leavitt (collectively, the “Leavitt Reporting Persons”). LEP LLC is the general partner of LEP LP, which is an investment limited partnership. LEP Management is the investment advisor of LEP LP. Legacy is the manager of LEP LLC. Mr. Leavitt is the sole owner of Legacy. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, the Leavitt Reporting Persons would be deemed to beneficially own more than five percent of Class A Common Stock as result of the Reporting Persons’ ownership of P3 LLC Units. Each of the Levitt Reporting Persons is deemed to have shared voting and shared dispositive power with respect to 7,505,383 shares. Includes 676,360 shares of Class V Common Stock and 676,360 P3 LLC Units being held in escrow until the resolution of the Class D Dispute. The business address of the Leavitt Reporting Persons is 299 South Main Street, Suite 2300, Salt Lake City, UT 84111.
(15)	Based solely on the Schedule 13G filed with the SEC on April 11, 2022 by Ameriprise Financial, Inc. (“AFI”), Columbia Management Investment Advisers, LLC (“CMIA”), Columbia Wanger Asset Management, LLC (“CWAM”), and Columbia Acord Fund (the “Fund”). CMIA, CWAM and AFI do not directly own any shares. As the investment adviser to the Fund and various other unregistered and registered investment companies and other managed accounts, CMIA and CWAM may be deemed to beneficially own the Fund’s shares. AFI, as the parent company of CMIA and CWAM, may be deemed to beneficially own CMIA and CWAM’s shares. AFI and CMIA reported shared voting and dispositive power over 4,200,863 shares and sole voting and dispositive power over no shares. CWAM reported shared voting and dispositive power with respect to 4,197,373 shares and sole voting power and dispositive power over no shares. The Fund reported sole voting power and dispositive power over 2,500,000 shares and shared voting and dispositive power over no shares. The principal business address of AFI is 45 Ameriprise Financial Center, Minneapolis, MN 55474. The principal business address of CMIA is 290 Congress Street, Boston, MA 02210. The principal business address of CWAM and the Fund is 71 S Wacker Drive, Suite 2500, Chicago, IL 60606.

(16)	Based solely on the Schedule 13G filed with the SEC on April 12, 2022 by LMR Master Fund Ltd (“LMR Master Fund”), LMR CCSA Master Fund Ltd. (“CCSA Master Fund”), LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, Ben Levine and Stefan Renold (collectively, the “LMR Reporting Persons”). Represents 2,463,719 shares of Class A common stock issuable upon the exercise of Public Warrants held by LMR Master Fund and CCSA Master Fund. Ben Levine and Stefan Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by LMR Master Fund and CCSA Master Fund. The business address of each of the LMR Reporting Persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.
(17)	Based solely on the Schedule 13G filed by The Vanguard Group with the SEC on February 9, 2022. The 13G reports that The Vanguard Group has sole dispositive power with respect to 2,140,558 shares, shares dispositive power with respect to no shares, and sole voting and dispositive power with respect to no shares. The Vanguard Group, Inc.’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities reported. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Number of Securities
Available for Future
	Number of Securities to	Weighted-Average	Issuance Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excludes securities
Plan category:	Warrants, and Rights	Warrants, and Rights	Reflected in first column)
Equity compensation plans approved by security holders(1)	—	$—	14,616,229	(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	—		14,616,229
(1)	Consists of the P3 Health Partners Inc. 2021 Incentive Award Plan (the “2021 Plan”).
(2)	Consists of 14,616,229 shares of Class A common stock of the Company available for issuance under the 2021 Plan, as of December 31, 2021. The number of shares of common stock reserved for issuance under the 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) 1% of the aggregate number of shares of Class A Common Stock and Class V Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares (as defined in the 2021 Plan) as is determined by the board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our General Counsel is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2021, other than equity and other compensation, termination, change in control and other arrangements, which are described under Item 11. “Executive Compensation.”

Transactions in connection with the Business Combinations

Subscription Agreements

Contemporaneously with the execution of the Merger Agreement and the Transaction and Combination Agreement, we entered into the Subscription Agreements with the various Subscribers party thereto. Under the Subscription Agreements, the investors agreed to purchase and subscribe for, and we agreed to sell and issue to such investors, an aggregate of 20,870,307 PIPE Shares (as defined above) for a purchase price of $10.00 per share, in a private placement. The primary purpose of the sale of the PIPE Shares was to raise additional capital for use in connection with the Business Combinations and to meet the minimum available cash requirement provided in the Merger Agreement.

Pursuant to the Subscription Agreements, we agreed that, within 30 calendar days after the consummation of the Business Combinations (the “Filing Deadline”), we would file with the SEC a registration statement registering the resale of the PIPE Shares, and use our commercially reasonable efforts to have that registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 75th calendar day following the earlier of the Filing Deadline and the initial filing date of the registration statement if the SEC notifies us that it will “review” the registration statement and (ii) the 5th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. Our obligations to include the PIPE Shares held by a Subscriber in the registration statement is contingent upon the relevant Subscriber furnishing in writing, to us such information regarding the Subscriber, the PIPE Shares held by such Subscriber and the intended method of disposition of the PIPE Shares, as is reasonably requested by us to effect the registration of such PIPE Shares, and must execute such documents in connection with such registration as we may reasonably request, which will be what is customary of a selling stockholder in similar situations.

Support Agreement

Contemporaneously with the execution of the Merger Agreement and the Transaction and Combination Agreement, the Sponsors, Foresight and Legacy P3 entered into the Sponsor Support Agreement (the “Support Agreement”). Pursuant to the Support Agreement, the Sponsors agreed, among other things: (i) not to sell, pledge or otherwise dispose of (or agree to dispose of) any of their securities in Foresight; (ii) to vote or cause to be voted at any meeting in favor of each proposal in favor of the Business Combinations and against any merger or other similar business combination transaction with any party other than Legacy P3 or other proposal that would prevent the Business Combinations; (iii) to vote or cause to be voted at any meeting in favor of any amendment to warrants issued by Foresight, and any amendment thereto proposed in the Warrant Exchange Offer/Solicitation contemplated by the Merger Agreement (which did not occur); (iv) to comply with their obligations under that certain letter agreement, dated as of February 9, 2021, by and among Foresight, the Sponsors, Greg Wasson, Michael Balkin, Gerald Muizelaar, Brian Gamache, Robert Zimmerman and John Svoboda; and (v) comply with Foresight’s non-solicitation covenants under the Merger Agreement (with respect to the provisions thereof applicable to representatives of Foresight).

Pursuant to the Support Agreement, our Sponsor (but not FA Co-Investment LLC) agreed to tender or cause to be tendered any and all Foresight Warrants that our Sponsor owns of record or beneficially (as defined in the Securities Act) pursuant to and in accordance with the terms of the Warrant Exchange Offer/Solicitation. Our Sponsor also agreed that once its Foresight Warrants are tendered, it will not withdraw or cause or permit to be withdrawn any of such Foresight Warrants from the Warrant Exchange Offer/Solicitation, unless and until the Support Agreement has been terminated.

Amended and Restated Limited Liability Company Agreement of P3 LLC

We operate our business through P3 LLC (as the successor of P3) and its subsidiaries. At the closing of the Business Combinations, the limited liability company agreement of P3 LLC was amended and restated into the P3 LLC A&R LLC Agreement, which sets forth, among other things, the rights and obligations of the members of P3 LLC after the Closing.

Sole Manager. Pursuant to the P3 LLC A&R LLC Agreement, P3 is the sole manager of P3 LLC. As the sole manager, P3 is generally able to control all of the day-to-day business affairs and decision-making of P3 LLC without the approval of any member of P3 LLC, unless otherwise stated in the P3 LLC A&R LLC Agreement. As the sole manager of P3 LLC, P3, through its officers and directors, is responsible for all operational and administrative decisions of P3 LLC and the day-to-day management of P3 LLC’s business. Pursuant to the terms of the P3 LLC A&R LLC Agreement, P3 cannot be removed or replaced as the sole manager of P3 LLC except by its resignation, which may be given at any time by written notice to the other members of P3 LLC.

Compensation, Expenses. P3 is not entitled to compensation for its services as the manager of P3 LLC except as expressly provided for in the P3 LLC A&R LLC Agreement. P3 is entitled to reimbursement by P3 LLC for reasonable out-of-pocket expenses incurred on behalf of P3 LLC, including all expenses associated with P3 being a public company and maintaining its corporate existence.

Distributions. The P3 LLC A&R LLC Agreement requires tax distributions to be made by P3 LLC to its members on a pro rata basis, except to the extent such distributions would render P3 LLC insolvent or are otherwise prohibited by law. Tax distributions are made on a quarterly basis, to each member of P3 LLC, including P3, based on such member’s allocable share of the taxable income of P3 LLC and an assumed tax rate that will be determined by P3, as described below. The assumed tax rate for purposes of determining tax distributions from P3 LLC to its members will be the highest combined federal, state, and local tax rate that may potentially apply to a corporate or individual taxpayer (whichever is higher) resident in New York City, New York, taking into account certain assumptions and without regard to the actual final tax liability of any such member. The P3 LLC A&R LLC Agreement also allows for cash distributions to be made by P3 LLC (subject to P3’s discretion as the sole manager of P3 LLC) to its members on a pro rata basis out of cash available for distribution in accordance with the P3 LLC A&R LLC Agreement. We expect P3 LLC may make distributions out of distributable cash periodically and as necessary to enable us to cover P3’s operating expenses and other obligations, including tax liability and other obligations under the Tax Receivable Agreement, except to the extent such distributions would render P3 LLC insolvent or are otherwise prohibited by law.

Transfer Restrictions. The P3 LLC A&R LLC Agreement generally does not permit transfers of P3 LLC Units by members, except for transfers to permitted transferees, transfers pursuant to the participation right described below and other limited exceptions. The P3 LLC A&R LLC Agreement imposes additional restrictions on transfers (including on exchanges of P3 LLC Units and Class V Common Stock for Class A - Common Stock) that are necessary or advisable so that P3 LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In the event of a permitted transfer under the P3 LLC A&R LLC Agreement, the transferring member will be required to simultaneously transfer shares of Class V Common Stock held by such transferring member to such transferee equal to the number of P3 LLC Units that were transferred to such transferee in such permitted transfer.

The P3 LLC A&R LLC Agreement permits holders of P3 LLC Units to participate in a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to Class A Common Stock that is approved by our board of directors by delivering a participation redemption notice, which shall be effective immediately prior to, and contingent upon, the consummation of such transaction.

Permitted transferees of P3 LLC Units will be required to assume all of the obligations of a transferring member with respect to the transferred P3 LLC Units by executing a joinder to the P3 LLC A&R LLC Agreement, and such transferee shall be bound by any limitations and obligations under the P3 LLC A&R LLC Agreement.

Maintenance of One-to-One Ratios. The P3 LLC A&R LLC Agreement includes provisions intended to ensure that P3 at all times maintains (i) a one-to-one ratio between the number of P3 LLC Units owned, directly or indirectly, by P3 and the aggregate number of shares of Class A Common Stock issued and outstanding, and (ii) a one-to-one ratio between the aggregate number of P3 LLC Units owned, directly or indirectly, by the members of P3 LLC (other than P3 and its subsidiaries) and the number of shares of Class V Common Stock issued and outstanding. These ratio requirements disregard (1) shares of Class A Common Stock issuable under unvested equity incentive awards granted by P3, (2) treasury stock, and (3) preferred stock or other debt or equity securities (including warrants, options or rights) issued by P3 that are convertible into or exercisable or exchangeable for shares of Class A Common Stock, except to the extent P3 has contributed the net proceeds from such other securities, including any exercise or purchase price payable upon conversion, exercise or exchange thereof, to the equity capital of P3 LLC.

Excluding certain warrants, options or similar instruments granted pursuant to any equity plan or stock option plan in effect on, or adopted after, the date of the P3 LLC A&R LLC Agreement by P3 LLC or P3, in the event any holder of P3 Warrants exercises a P3 Warrant, then P3 will cause a corresponding exercise of a warrant to purchase P3 LLC Units with similar terms held by P3, such that the number of shares of Class A Common Stock issued in connection with the exercise of such P3 Warrants will be matched with a corresponding number of P3 LLC Units issued by P3 LLC to P3. In the event that a P3 Warrant is redeemed, P3 LLC will redeem a warrant to purchase P3 LLC Units with similar terms held by P3.

Issuance of P3 LLC Units upon Exercise of Options or Issuance of Other Equity Compensation. The P3 LLC A&R LLC Agreement contemplates the manner in which various types of equity incentive awards will be treated by P3 and P3 LLC.

Dissolution. The P3 LLC A&R LLC Agreement provides that the consent of P3, as the manager of P3 LLC, and members holding a majority of the P3 LLC Units then outstanding (excluding P3 LLC Units held directly or indirectly by P3) will be required to voluntarily dissolve P3 LLC. In addition to a voluntary dissolution, P3 LLC will be dissolved upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (1) first, to pay the expenses of winding up P3 LLC; (2) second, to pay debts, liabilities and obligations owed to creditors of P3 LLC other than members; (3) third, to pay debts, liabilities and obligations owed to the members (other than payments or distributions owed to the members in their capacity as such pursuant to the P3 LLC A&R LLC Agreement); and (4) fourth, to the members pro-rata in accordance with their respective percentage ownership interests in P3 LLC (as determined based on the number of P3 LLC Units held by a member relative to the aggregate number of all outstanding P3 LLC Units).

Confidentiality. Each member of P3 LLC (other than P3) agrees to maintain the confidentiality of P3 LLC’s confidential information. This obligation excludes information (i) that is independently developed by the members without use of or reference to such confidential information, (ii) that is or becomes generally available to the public other than as a direct or indirect result of a disclosure by a member or its affiliates or representatives, (iii) that is or becomes available to a member from a source other than P3, P3 LLC, any of its subsidiaries or their respective representatives, provided that such source is not, and was not, known by such member to be bound by a confidentiality agreement with, or any other confidentiality obligation owed to P3, P3 LLC or any of their respective affiliates or representatives, or (iv) approved for release by written authorization of the Chief Executive Officer, the Chief Financial Officer or the General Counsel of either P3 LLC or P3.

Fiduciary Duties; Indemnification. The P3 LLC A&R LLC Agreement provides (i) that the manager of P3 LLC owes P3 LLC and its members the same fiduciary duties as the manager would owe to a Delaware corporation and its stockholders if such manager were a member of the board of directors of such corporation, and (ii) that the officers of P3 LLC owe P3 LLC and its members duties of the type owed by the officers of a Delaware corporation to such corporation and its stockholders. The P3 LLC A&R LLC Agreement also provides for indemnification to the fullest extent permitted by law of (1) the manager (and its directors, officers, employees and agents), (2) officers, employees and agents of P3 LLC and (3) persons serving at P3 LLC’s request as a manager, officer, director, employee or agent of another entity, in each case, subject to certain exceptions, including in the case of fraud, willful misconduct, knowing violations of law and breaches of representations, warranties or covenants under the P3 LLC A&R LLC Agreement.

P3 LLC Unit Exchange Right. The P3 LLC A&R LLC Agreement provides a redemption right to the members of P3 LLC (other than P3 and its subsidiaries) which entitles them to have their P3 LLC Units redeemed for, at P3’s election, newly-issued shares of Class A Common Stock on a one-for-one basis, or a cash payment equal to the volume weighted average market price of one share of Class A Common Stock for each P3 LLC Unit so redeemed. As holders of P3 LLC Units exercise their redemption rights, P3’s economic interest in P3 LLC will be correspondingly increased and the number of shares of Class V Common Stock outstanding will be correspondingly reduced.

Each member’s (other than P3 and its subsidiaries) redemption rights are subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of Class A Common Stock that may be applicable to such member, and may be conditioned on the closing of an underwritten distribution of the shares of Class A Common Stock that may be issued in connection with such proposed redemption.

Whether by redemption or exchange, P3 is obligated to ensure that at all times the number of P3 LLC Units that P3 owns equals the number of outstanding shares of Class A - Common Stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Amendments. In addition to certain other requirements, P3’s prior written consent, as manager, and the prior written consent of members holding a majority of the P3 LLC Units then outstanding and entitled to vote (excluding P3 LLC Units held directly or indirectly by P3) will generally be required to amend or modify the P3 LLC A&R LLC Agreement.

Tax Receivable Agreement

Pursuant to our election under Section 754 of the Internal Revenue Code (the “Code”), we expect to obtain an increase in our share of the tax basis in the net assets of P3 LLC when its units are redeemed or exchanged. We intend to treat any redemptions and exchanges of P3 LLC units as direct purchases of the units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent the tax basis is allocated to those capital assets.

In connection with the Business Combinations, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of P3 LLC resulting from any redemptions or exchanges of P3 LLC, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the Business Combinations, the potential future tax benefits are estimated to be $5.4 million, of which $4.6 million is estimated to be the associated TRA liability.

As noted above, the Company has no recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2021.

As non-controlling interest holders exercise their right to exchange their units in P3 LLC, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of the Company’s Class A Common Stock at the time of the relevant redemption or exchange.

We expect to obtain an increase in our proportionate share of the tax basis of the assets of P3 LLC (1) as a result of the purchase of P3 Existing Units from the P3 Equityholders in connection with the Business Combinations, (2) if and when (as described above under “—Amended and Restated Limited Liability Company Agreement of P3 LLC”) the P3 Equityholders receive shares of Class A Common Stock or cash in connection with any future redemption or exchange of P3 LLC Units pursuant to the P3 LLC A&R LLC Agreement and (3) in connection with certain distributions (or deemed distributions) by P3 LLC (any such basis increase, the “Basis Adjustments”). The parties intend to treat the purchase of P3 Existing Units described in clause (1) and any such redemption or exchange of P3 LLC Units described in clause (2) above as a direct purchase by us of P3 Existing Units and P3 LLC Units, as applicable, from the P3 Equityholders for U.S. federal income and other applicable tax purposes, regardless of whether such P3 Existing Units or P3 LLC Units are surrendered by the P3 Equityholders to P3 LLC or sold to us upon the exercise of our election to acquire P3 LLC Units directly. A Basis Adjustment may have the effect of increasing (for income tax purposes) depreciation and amortization deductions allocable to us and thereby reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

In connection with the Business Combinations, we entered into the Tax Receivable Agreement with certain of the P3 Equityholders and P3 LLC. The Tax Receivable Agreement provides for the payment by us to the P3 Equityholders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the transactions described above, including tax benefits attributable to payments made under the Tax Receivable Agreement (such as deductions attributable to imputed interest deemed paid pursuant to the Tax Receivable Agreement). P3 LLC has in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange of P3 LLC Units for shares of Class A Common Stock or cash occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either P3 LLC or us by the P3 Equityholders. The rights of the P3 Equityholders under the Tax Receivable Agreement are assignable to transferees, including transferees of the P3 LLC Units (other than us or P3 LLC as transferee pursuant to subsequent redemptions or exchanges of the transferred P3 LLC Units). We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.

The actual Basis Adjustments, as well as any amounts paid to the P3 Equityholders under the Tax Receivable Agreement, varies depending on a number of factors, including:

●	the price of shares of Class A Common Stock in connection at the time of redemptions or exchanges—the Basis Adjustments, as well as any related increase in any tax deductions, are directly related to the price of shares of Class A Common Stock at the time of each redemption or exchange;
●	the timing of any subsequent redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of P3 LLC at the time of each redemption or exchange or distribution (or deemed distribution);
●	the extent to which such redemptions or exchanges are taxable—if a redemption or exchange is not taxable for any reason, the Basis Adjustments, as well as any related increase in tax deductions, relating to such redemption or exchange will not be available; and
●	the amount and timing of our income—the Tax Receivable Agreement generally requires us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes generally will result in payments under the Tax Receivable Agreement.

Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes in control, may influence the timing and amount of payments that are received by the P3 Equityholders under the Tax Receivable Agreement. For example, the earlier disposition of assets following a transaction that results in a Basis Adjustment will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments.

For purposes of the Tax Receivable Agreement, cash savings in income tax are computed by comparing our actual income tax liability (subject to certain assumptions relating to state and local income taxes) to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments and had the Tax Receivable Agreement not been entered into. The Tax Receivable Agreement generally applies to each of our taxable years, beginning with the first taxable year ending after the Business Combinations. There is no maximum term for the Tax Receivable Agreement; however, the Tax Receivable Agreement may be voluntarily terminated by us pursuant to an early termination procedure and shall be terminated upon the occurrence of certain mergers, asset sales, other forms of business combinations, or other changes of control or our material breach of our material obligations under the Tax Receivable Agreement under certain circumstances, and in each case we will be obligated to pay the P3 Equityholders an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments). However, our ability to make such payment may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which we or P3 LLC are then a party, or any applicable law.

The payment obligations under the Tax Receivable Agreement are our obligations and not of P3 LLC. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we may be required to make to the P3 Equityholders will be substantial. Any payments made by us to the P3 Equityholders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will generally terminate the Tax Receivable Agreement and accelerate payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of our indebtedness or (ii) we do not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment.

The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any P3 Equityholder that has P3 LLC Units that have not been exchanged is deemed to have exchanged such P3 LLC Units for the fair market value of the shares of Class A Common Stock or the amount of cash that would be received by such P3 Equityholder had such P3 LLC Units actually been exchanged on such date, whichever is lower. However, as noted above, our ability to make such payments may be limited by restrictions on distributions that would either violate any contract or agreement to which we or P3 LLC are then a party, or any applicable law.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the estimated present value (calculated based on a discount rate equal to 10%) of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, we could be required to make cash payments to the P3 Equityholders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. We cannot assure that we will be able to finance our obligations under the Tax Receivable Agreement or that we will be able to make the immediate cash payment described above to the extent our or P3 LLC’s ability to make such payment is restricted as described above.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the Basis Adjustments, as well as other related tax positions we take, and a court could sustain any such challenge. If the outcome of any such challenge to any Basis Adjustments or the deduction of imputed interest deemed paid pursuant to the Tax Receivable Agreement would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or to fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each P3 Equityholder, and any such restrictions will apply for as long as the Tax Receivable Agreement remains in effect. We will not be reimbursed for any cash payments previously made to the P3 Equityholders pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, in such circumstances, any excess cash payments made by us to the P3 Equityholders will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to the P3 Equityholders for a number of years following the initial time of such payment. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Payments are generally due under the Tax Receivable Agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest at LIBOR (or alternate replacement rate) plus 500 basis points until such payments are made, including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose or were prohibited from making such payments under the terms governing certain of our indebtedness (although such payments are not considered late payments and therefore would accrue interest at the lower interest if we make such payments promptly after such limitations are removed). Subject to certain exceptions as noted above, our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement under certain circumstances, in which case, the Tax Receivable Agreement will terminate and future payments thereunder will be accelerated, as noted above.

Registration Rights and Lock-Up Agreement

At the Closing, the Sponsors, the Blocker Sellers, certain P3 Equityholders, Brian Gamache, John Svoboda and Robert Zimmerman (collectively, the “Holders”) and Foresight entered into the Registration Rights and Lock-Up Agreement. The Registration Rights and Lock-Up Agreement (i) amends, restates and replaces the registration rights agreement entered into by Foresight with the Sponsors, Brian Gamache, John Svoboda and Robert Zimmerman on February 9, 2021, and (ii) provides registration rights to the Holders pursuant to which P3 will be required to file a shelf registration statement to register the resale shares of Class A Common Stock or any other equity security held by the Holders upon the Closing, including the shares of Class A Common Stock issuable upon the future redemption of P3 LLC Units and shares of Class V Common Stock by such Holders and the Private Placement Units (including the Foresight Warrants and Class A Common Stock included therein and the Class A Common Stock issuable upon exercise of the Foresight Warrants included therein), in each case held by them upon the Closing (collectively, “Registrable Securities”). Assuming all of the P3 LLC Units are redeemed for Class A Common Stock and all of the Private Placement Warrants are exercised, the Registrable Securities consist of an aggregate of 239,866,497 shares of Class A Common Stock and 277,500 Private Placement Warrants.

In addition, subject to certain requirements and customary conditions, the Holders may demand, at any time or from time to time, that Foresight file a shelf registration statement on Form S-3, or if Form S-3 is not available, a Form S-1 to register the Registrable Securities held by such Holders. The Registration Rights and Lock-Up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides for the Class A Common Stock, the Class V Common Stock and the Class A Common Stock issuable upon the future exchange of P3 LLC Units and shares of Class V Common Stock held by the P3 Equityholders and the Blocker Sellers after the Closing to be locked-up for a period of six months following the Closing, while the Class A Common Stock received by the Sponsors upon conversion of the Class B Common Stock on the Closing Date will be locked-up for a period of one year following the Closing, subject to earlier release upon (i) the date on which the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-day trading period commencing at least 150 days after the Closing or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Closing that results in all of the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. The Private Placement Units, including the Class A Common Stock included therein, the Private Placement Warrants and Class A Common Stock issuable upon exercise of the Private Placement Warrants will be locked-up for a period of thirty days following the Closing.

Except as set forth in the Registration Rights and Lock-Up Agreement, P3 will be required to bear all expenses incurred in connection with the filing of any such registration statements and any such offerings, other than underwriting discounts and commissions on the sale of Registrable Securities, brokerage fees, underwriter marketing costs and, except as specified in the Registration Rights and Lock-Up Agreement, the fees and expenses of counsel to holders of Registrable Securities. The Registration Rights and Lock-Up Agreement also includes customary provisions regarding indemnification and contribution.

Escrow Agreement

On December 3, 2021, we entered into an escrow agreement (the “Escrow Agreement”) with P3 Health Group Holdings, P3 LLC, Hudson Vegas Investment SPV, LLC (the “Class D Member”), Mary Tolan and Sherif Abdou (the “Unitholder Representatives”) and PNC Bank, N.A. (“Escrow Agent”). Pursuant to the Escrow Agreement, certain of the consideration for the Business Combinations was set aside in an escrow until resolution of the disputes described below.

At Closing, (i) cash, certain units of P3 LLC (“P3 LLC Units”) and shares of Class V Common Stock and Class A Common Stock were placed in escrow, to be allocated upon resolution of the dispute regarding the Class D purchase option described in the section titled “Business—Legal Proceedings—Class D Dispute” (the “Class D Dispute”), and (ii) certain members of P3 LLC (the “Contributing P3 Equityholders”) contributed cash, and Hudson contributed P3 LLC Units and shares of Class V Common Stock, into escrow, to be allocated upon resolution of a dispute regarding Hudson’s right to a preference on the cash portion of the Merger consideration (the “Cash Preference Dispute”). If the Class D Dispute is (i) resolved in favor of Hudson, Hudson will receive cash, the P3 LLC Units and shares of Class V Common Stock escrowed for the Class D Dispute and the shares of Class A Common Stock escrowed for the Class D Dispute will be retired or (ii) resolved in favor of the former members of P3 Health Group Holdings (other than Hudson), the former members of P3 Health Group Holdings (including Hudson) will receive cash, the P3 LLC Units and Class V Common Stock or shares of Class A Common Stock, as applicable, escrowed for the Class D Dispute. If the Cash Preference Dispute is (i) resolved in favor of Hudson, the Contributing P3 Equityholders will receive the P3 LLC Units and shares of Class V Common Stock escrowed for the Cash Preference Dispute or shares of Class A Common Stock, as applicable, and Hudson will receive cash, or (ii) resolved in favor of the former members of P3 Health Group Holdings (other than Hudson), Hudson will receive the P3 LLC Units and shares of Class V Common Stock escrowed for the Cash Preference Dispute and the Contributing P3 Equityholders will receive cash.

In the Escrow Agreement, the parties authorized the Unitholder Representatives to direct the voting power of any of the securities in escrow, as applicable, on any matter put to a vote of the applicable securityholders in accordance with the proportional vote totals that such matter received by all voting securities other than those in escrow.

Foresight Transactions

Founder Shares and Private Placement Units

Founder Shares

In October 2020, our Sponsors purchased an aggregate of 7,906,250 founder shares for a capital contribution of $25,000. In January 2021, our Sponsor transferred 25,000 founder shares to each Messrs. Gamache, Svoboda and Zimmerman, our initial director nominees. On October 4, 2021, all outstanding shares of Class B Common Stock were converted into shares of Class A Common Stock on a one-for-one basis.

Private Placement Units

Our Sponsors purchased an aggregate of 832,500 Private Placement Units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our IPO on February 12, 2021. 682,500 of the Private Placement Units were purchased by our Sponsor and 150,000 Private Placement Units were purchased by FA Co-Investment LLC, an affiliate of one of the underwriters in the IPO.

Transfer Restrictions

The founder shares and the Private Placement Units (including the underlying Private Placement Warrants, the Private Placement Shares and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial stockholders, officers and directors on February 9, 2021. Those lock-up provisions provide that, subject to limited exceptions, such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of (A) one year after the completion of our Business Combinations and (B) subsequent to our Business Combinations, (x) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property or (y) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combinations, and (2) in the case of the Private Placement Units (including the underlying Private Placement Warrants, the Private Placement Shares and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants), until 30 days after the completion of our Business Combinations.

Waiver of Redemption Rights

In addition, pursuant to the letter agreement, dated February 9, 2021, our initial stockholders, officers and directors have agreed to waive: (1) their redemption rights with respect to any founder shares, the Private Placement Shares and public shares held by them, as applicable, in connection with the completion of our Business Combinations; (2) their redemption rights with respect to any founder shares, the Private Placement Shares and public shares held by them in connection with a stockholder vote to approve an amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Business Combinations or to redeem 100% of our public shares if we have not consummated our Business Combinations by February 12, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combinations activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares and Private Placement Shares they hold if we fail to complete our Business Combinations by February 12, 2023 or during any extension period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Business Combinations within the prescribed time frame).

Voting

Pursuant to the letter agreement, dated February 9, 2021, our initial stockholders, officers and directors have agreed to vote any shares of Class A Common Stock or founder shares owned by them in favor of the Business Combinations.

Administrative Services Agreement

On February 9, 2021, we entered into an Administrative Services Agreement pursuant to which we paid our Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our Business Combinations, we ceased paying these monthly fees. From the period commencing February 9, 2021 through December 31, 2021, we paid the Sponsor an aggregate of $96,071 for such services under the Administrative Services, as well as an additional $149,838 aggregate amount in support fees.

Registration Rights

Pursuant to a registration rights agreement entered into by us on February 9, 2021, the holders of the founder shares, Private Placement Units (including the underlying securities) and units (including the underlying securities) that may be issued upon conversion of working capital loans, and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants or upon the exercise of any warrants included within Working Capital Units issued upon conversion of working capital loans are entitled to registration rights requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A Common Stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our Business Combinations and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, FA Co-Investment LLC, an affiliate of one of the underwriters in the IPO, may not exercise its demand or “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO registration statement and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Notes—Related Parties

On October 22, 2020 and October 27, 2020, the Sponsors issued unsecured promissory notes to us, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory notes were non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the promissory notes of $275,000 as of December 31, 2020 was repaid upon the closing of the IPO on February 12, 2021 out of the portion of offering proceeds that was allocated for the payment of offering expenses (other than underwriting commissions) not held in the Trust Account.

On August 19, 2021, our Sponsor committed to providing us with an aggregate of $300,000 in loans. We borrowed $150,000 under the loan, which was non-interest bearing, unsecured and subsequently repaid upon the consummation of the Business Combinations.

Working Capital Loans

On August 19, 2021, the Sponsor committed to provide up to $300,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combinations. On October 27, 2021, the Sponsor committed to provide up to an additional $600,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combinations. The loans will follow the same structure as the $300,000 working capital loans as described above. The total commitment provided by the Sponsor will total $900,000, where none of which has been borrowed as of December 31, 2021.

P3 Transactions

Atrio Health Plans

In 2019, Chicago Pacific Founders, a P3 Equityholder,made an equity investment in Atrio Holding Company, LLC (“Atrio Holdings”). Atrio Health Plans, Inc. (“Atrio”) is a wholly owned subsidiary of Atrio Holdings. Two members of P3’s board of directors, Mary Tolan and Lawrence B. Leisure, serve as Managing Partners of Chicago Pacific Founders, and one member of P3’s board of directors, Greg Kazarian, serves as an Operating Partner of Chicago Pacific Founders. Beginning in 2020, P3 entered into a Full-Risk capitation agreement with Atrio pursuant to which P3 is delegated to perform services on behalf of Atrio’s members assigned to P3, including provider network credentialing, patient authorizations and medical management (care management, quality management and utilization management). In 2021, P3 earned capitation revenue from Atrio assigned members of $154.4 million and management fees of $2.2 million; and paid claims of $160.9 million for Atrio assigned members. In 2020, P3 earned capitation revenue from Atrio assigned members of $146.5 million and management fees of $2.2 million; and paid claims of $148.9 million for Atrio assigned members.

Director Independence

Mark Thierer, Greg Wasson, Lawrence B. Leisure, Mary Tolan, Tom E. Price, M.D. and Jeffrey G. Park each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each director. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed to us by BDO USA, LLP, our independent registered public accounting firm, and KPMG LLP, our former independent registered public accounting firms, for services rendered in connection with the years ended December 31, 2021, and 2020, respectively:

	Year Ended December 31,
Fee Category	2021	2020
Audit Fees(1)	$2,295,477	$837,500
Audit-Related Fees (2)	—	466,438
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,295,477	$1,303,938
(1)	Audit fees consist of fees associated with the audit of the Company’s annual financial statements and review of its condensed quarterly financial statements.
(2)	Audit-related fees consist of fees associated with review of the Company’s Form S-1 and Definitive Proxy Statement filed in 2021.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage our independent auditor to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by our independent auditor has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit services, other than with respect to the annual audit of the Company’s consolidated financial statements, and other services on behalf of the Audit Committee. To the extent that the Audit Committee pre-approves any services under its general pre-approval policy, pre-approved fee levels or budgeted amounts for all services to be provided by the independent auditor will be established annually by the Audit Committee. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee may review and generally pre-approve the services (and related fee levels or budgeted amounts) that may be provided by the independent auditor without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. The Audit Committee pre-approved all services performed since the Pre-Approval Policy was adopted.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(a)(2) Financial Statement Schedules.

Financial statements schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight, P3 Health Group Holdings, LLC, FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/21
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/21
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight, Merger Sub and P3.	8-K	001-40033	2.1	11/22/21
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp. (“Foresight”), FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/21
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/21
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/21
3.2	Bylaws of the Company.	8-K	001-40033	3.2	12/9/21
4.1	Form of Common Stock Certificate of the Company.	S-1	333-251978	4.2	1/19/21
4.2	Warrant Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40033	4.1	2/16/21
4.3	Form of Warrant Certificate of the Company.	8-K	001-40033	4.1	2/16/21

4.4	Description of Registered Securities.					*
10.1	First Amendment to Term Loan Agreement, Termination of Management Rights Letter and Consent, dated as of December 3, 2021, by among P3 Health Group Holdings, LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.1	12/9/21
10.2	Form of Subscription Agreement.	8-K	001-40033	10.2	6/1/21
10.3	Form of Consent and Amendment to Subscription Agreement.	8-K	001-40033	10.1	11/22/21
10.4	Registration Rights and Lock-up Agreement, dated December 3, 2021, by and among the registrant, Foresight Sponsor Group, LLC, FA Co-Investment LLC and the P3 Sellers party thereto.	8-K	001-40033	10.4	12/9/21
10.5	P3 Health Group, LLC Amended and Restated Limited Liability Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC, the registrant and each of the other members party thereto.	8-K	001-40033	10.5	12/9/21
10.6	Tax Receivable Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC and the members of P3 Health Group, LLC from time to time party thereto.	8-K	001-40033	10.6	12/9/21
10.7†	Form of Indemnification Agreement for directors and executive officers.	8-K	001-40033	10.7	12/9/21
10.8†	Form of Indemnification Agreement for sponsor affiliated directors.	8-K	001-40033	10.8	12/9/21
10.9†	Offer Letter Agreement, dated as of March 13, 2017, by and between P3 Health Group Holdings, LLC and Todd Lefkowitz.	8-K	001-40033	10.11	12/9/21
10.10†	P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.12	12/9/21
10.11†	First Amendment to the P3 Health Partners Inc. 2021 Incentive Award Plan.					*
10.12†	Form of Restricted Stock Unit Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.13	12/9/21
10.13†	Form of Stock Option Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.14	12/9/21
10.14†	P3 Health Group Holdings, LLC 2017 Management Incentive Plan.	8-K	001-40033	10.15	12/9/21

10.15†	Form of Incentive Unit Award Agreement under the P3 Health Group Holdings, LLC 2017 Management Incentive Plan.	8-K	001-40033	10.16	12/9/21
10.16	Form of Joinder and Waiver Agreement.	8-K	001-40033	10.17	12/9/21
10.17	Escrow Agreement, dated as of December 3, 2021, by and among the Company, P3 Health Group Holdings, LLC, P3 Health Group, LLC, Hudson Vegas Investment SPV, LLC, Mary Tolan and Sherif Abdou, as unitholder representatives and PNC Bank, N.A.	8-K	001-40033	10.18	12/9/21
10.18	Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated June 28, 2019.					*
10.19	First Amendment to Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated November 19, 2020.					*
10.20

Second Amendment to Term Loan Agreement and First Amendment to Security Agreement, dated as of December 21, 2021, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto and CRG Servicing LLC, as administrative agent and collateral agent.

						*
10.21†	Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.1	5/18/22
10.22†	Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.2	5/18/22
10.23†	Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.3	5/18/22
10.24†	Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.4	5/18/22
10.25†	Non-Employee Director Compensation Program					*
21.1	List of Subsidiaries					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith.

**Furnished herewith.

†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P3 Health Partners Inc.

	By:	/s/ Sherif W. Abdou
	Name:	Sherif W. Abdou, M.D.
Date: October 20, 2022	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sherif W. Abdou	Chief Executive Officer and Director	October 20, 2022
Sherif W. Abdou, M.D.	(Principal Executive Officer)

/s/ Eric A. Atkins	Chief Financial Officer	October 20, 2022
Eric A. Atkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Thierer	Chairman of the Board of Directors	October 20, 2022
Mark Thierer

/s/ Amir S. Bacchus	Chief Medical Officer and Director	October 20, 2022
Amir S. Bacchus, M.D.

/s/ Gregory N. Kazarian	Director	October 20, 2022
Gregory N. Kazarian

/s/ Lawrence B. Leisure	Director	October 20, 2022
Lawrence B. Leisure

/s/ Jeffrey G. Park	Director	October 20, 2022
Jeffrey G. Park

/s/ Thomas E. Price	Director	October 20, 2022
Thomas E. Price, M.D.

/s/ Mary A Tolan	Director	October 20, 2022
Mary A. Tolan

/s/ Greg Wasson	Director	October 20, 2022
Greg Wasson

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Las Vegas, Nevada; PCAOB ID#243)	F-2
Report of Independent Registered Public Accounting Firm (KPMG LLP; Irvine, California; PCAOB ID#185)	F-3
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4
Consolidated Statements of Operations for the periods December 3, 2021 through December 31, 2021 and January 1, 2021 through December 2, 2021 and the years ended December 31, 2020 and 2019	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the periods December 3, 2021 through December 31, 2021 and January 1, 2021 through December 2, 2021 and years ended December 31, 2020 and 2019

F-6
Consolidated Statements of Cash Flows for the periods December 3, 2021 through December 31, 2021 and January 1, 2021 through December 2, 2021 and the years ended December 31, 2020 and 2019	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

P3 Health Partners Inc.

Henderson, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of P3 Health Partners Inc. (the “Company”), as of December 31, 2021 (Successor), and the related statements of operations, changes in stockholders’/members’ equity (deficit) and mezzanine equity, and cash flows for the period from December 3, 2021 to December 31, 2021 (Successor) and the period from January 1, 2021 to December 2, 2021 (Predecessor), and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 (Successor), and the results of its operations and its cash flows for the period from December 3, 2021 to December 31, 2021 (Successor) and the period from January 1, 2021 to December 2, 2021 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

Las Vegas, Nevada

October 20, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders/Members and Board of Directors

P3 Health Partners Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of P3 Health Partners Inc. (formerly, P3 Health Group Holdings, LLC) and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, stockholders’/members’ equity (deficit) and mezzanine equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Correction of a Misstatement

As discussed in Note 2 to the consolidated financial statements, the 2020 and 2019 financial statements have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2021 to 2021.

Phoenix, Arizona

July 2, 2021, except for Note 25, as to which the date is August 11, 2021, and Note 2 as to which the date is October 20, 2022

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2021 and 2020

	Successor	Predecessor
	2021	2020
		As Restated
ASSETS
CURRENT ASSETS:
Cash	$140,477,586	$36,261,104
Restricted Cash	356,286	3,641,843
Health Plan Receivables	50,251,004	44,962,787
Clinic Fees and Insurance Receivables, Net	1,090,104	675,954
Other Receivables	726,903	146,117
Prepaid Expenses and Other Current Assets	6,959,067	5,192,782
TOTAL CURRENT ASSETS	199,860,950	90,880,587
LONG-TERM ASSETS:
Property and Equipment	8,230,250	7,743,414
Less: Accumulated Depreciation	(182,321)	(1,592,827)
Property and Equipment, Net	8,047,929	6,150,587
Goodwill	1,309,750,216	871,128
Intangible Assets, Net	835,838,605	—
Notes Receivable, Net	3,590,715	3,804,662
Right of Use Asset	7,020,045	4,728,242
TOTAL LONG-TERM ASSETS	2,164,247,510	15,554,619
TOTAL ASSETS (1)	$2,364,108,460	$106,435,206
LIABILITIES, MEZZANINE EQUITY and STOCKHOLDERS'/MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$17,730,683	$11,793,125
Accrued Payroll	6,304,362	4,003,373
Health Plans Settlements Payable	22,548,694	13,742,775
Claims Payable	101,958,324	56,934,400
Premium Deficiency Reserve	37,835,642	—
Accrued Interest	8,771,065	4,052,406
Current Portion of Long-Term Debt	46,101	89,988
Short-Term Debt	3,578,561	—
TOTAL CURRENT LIABILITIES	198,773,432	90,616,067
LONG-TERM LIABILITIES:
Right of Use Liability	6,296,883	3,634,429
Warrant Liabilities	11,382,826	6,316,605
Contingent Consideration	3,486,593	—
Long-Term Debt	80,000,000	45,387,986
TOTAL LONG-TERM LIABILITIES	101,166,302	55,339,020
TOTAL LIABILITIES (1)	299,939,734	145,955,087
COMMITMENTS AND CONTINGENCIES (NOTE 26)
MEZZANINE EQUITY
Redeemable Non-Controlling Interest	1,790,617,285	—
Class D Units Subject to Possible Redemption (Predecessor), 16,130,034 Units Net of Issuance Costs $2,958,446	—	47,041,554
Class A Units Subject to Possible Redemption (Predecessor)	—	43,656,270
STOCKHOLDERS'/MEMBERS’ EQUITY (DEFICIT):
Accumulated Equity-Based Compensation (Predecessor)	—	447,474
Redemption of Profits Interests (Predecessor)	—	(180,000)
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 41,578,890 shares issued and outstanding as of December 31, 2021	4,158	—
Class V Common Stock, $.0001 par value; 205,000,000 shares authorized; 196,553,523 shares issued and outstanding as of December 31, 2021	19,655	—
Additional Paid in Capital	312,945,752	—
Accumulated Deficit	(39,418,124)	(130,485,179)
TOTAL STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)	273,551,441	(130,217,705)
TOTAL LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS'/MEMBERS’ EQUITY (DEFICIT)	$2,364,108,460	$106,435,206
(1)

The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 28: Variable Interest Entities, P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and numbers below refer only to VIEs held at the P3 LLC level. The consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $8.1 million and $0.8 million as of December 31, 2021 and December 31, 2020, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $6.1 million and $1.7 million as of December 31, 2021 and December 31, 2020, respectively. These VIE assets and liabilities do not include $6.0 million of investment in affiliates and $24.1 million of amounts due to affiliates as of December 31, 2021 and $19.4 million of amounts due to affiliates as of December 31, 2020 as these are eliminated in consolidation and not presented within the consolidated balance sheets. See Note 28 “Variable Interest Entities.”

See Accompanying Notes to Consolidated Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended	Year Ended
	through December 31,	through December 2,	December 31,	December 31,
	2021	2021	2020	2019
			As Restated	As Restated
OPERATING REVENUE:
Capitated Revenue	$57,224,539	$567,735,297	$480,739,577	$139,332,707
Other Patient Service Revenue	1,537,858	10,867,121	10,323,948	6,149,405
TOTAL OPERATING REVENUE	58,762,397	578,602,418	491,063,525	145,482,112
OPERATING EXPENSES:
Medical Expenses	66,877,005	592,465,049	484,502,423	141,029,737
Premium Deficiency Reserve	26,276,575	11,559,067	(20,539,364)	6,363,652
Corporate, General and Administrative Expenses	16,983,132	100,243,148	53,390,338	36,423,532
Sales and Marketing Expenses	364,127	1,818,015	1,502,634	801,685
Amortization of Intangible Assets	6,961,666	34,396	—	—
Depreciation	187,558	1,540,335	795,172	399,177
TOTAL OPERATING EXPENSES	117,650,063	707,660,010	519,651,203	185,017,783
OPERATING LOSS	(58,887,666)	(129,057,592)	(28,587,678)	(39,535,671)
OTHER INCOME (EXPENSES):
Interest Expense, net	(1,321,922)	(9,677,477)	(2,533,180)	(2,533,842)
Mark-to-Market of Stock Warrants	2,271,659	(7,664,869)	—	—
Other	—	—	(290,684)	97,955
TOTAL OTHER INCOME (EXPENSE)	949,737	(17,342,346)	(2,823,864)	(2,435,887)
LOSS BEFORE INCOME TAXES	(57,937,929)	(146,399,938)	(31,411,542)	(41,971,558)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	(57,937,929)	(146,399,938)	(31,411,542)	(41,971,558)
LESS NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(47,856,729)	—	—	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(10,081,200)	$(146,399,938)	$(31,411,542)	$(41,971,558)
NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.24)	N/A1	N/A1	N/A1
[1]

The Company analyzed the calculation of net loss per member unit for predecessor periods prior to the Business Combinations and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per member unit information has not been presented for predecessor periods prior to the Business Combinations on December 3, 2021.

See Accompanying Notes to Consolidated Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Predecessor
	Class A Units Subject to		Class D Units Subject to
	Possible Redemption		Possible Redemption		Class B-1		Class C		Redemption		Total
									of	Accumulated	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Profit Interests	Deficit	Deficit
Balance as of December 31, 2018 As Restated	43,051,507	$41,815,775	—	$—	2,000,000	$380,000	425,000	$67,052	$—	$(56,131,171)	$(55,684,119)
Issuance of Class D Units	—	—	16,130,034	50,000,000	—	—	—	—	—	—	—
Conversion of Debt to Class A Units	3,764,025	3,764,025	—	—	—	—	—	—	—	—	—
Costs of Issuance of Class D Units	—	—	—	(2,958,446)	—	—	—	—	—	—	—
Class A Units Issued	11,184,468	11,184,468	—	—	—	—	—	—	—	—	—
Class B-1 and Class C Unit Based Compensation	—	—	—	—	2,000,000	380,000	633,333	94,042	—	—	474,042
Redemption of Class A Units	(15,000,000)	(15,000,000)	—	—	—	—	—	—	—	—	—
Modification of Class A	—	1,892,002	—	—	—	(760,000)	—	(161,094)	—	(970,908)	(1,892,002)
Net Loss	—	—	—	—	—	—	—	—	—	(41,971,558)	(41,971,558)
Balance as of December 31, 2019 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	4,000,000	$—	1,058,333	$—	$—	$(99,073,637)	$(99,073,637)
Class B-1 and Class C Unit Based Compensation	—	—	—	—	2,000,000	380,000	443,750	67,474	—	—	447,474
Redemption of Class C Units	—	—	—	—	—	—	(200,000)	—	(180,000)	—	(180,000)
Net Loss	—	—	—	—	—	—	—	—	—	(31,411,542)	(31,411,542)
Balance as of December 31, 2020 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	6,000,000	$380,000	1,302,083	$67,474	$(180,000)	$(130,485,179)	$(130,217,705)
Class B-1 and Class C Unit Based Compensation	—	—	—	—	2,000,000	380,000	660,417	901,574	—	—	1,281,574
Class B-2 Units Accelerated on Merger Date	—	—	—	—	4,054,054	81,081	—	—	—	—	81,081
Class B-3 Units Accelerated on Merger Date	—	—	—	—	5,647,438	56,474	—	—	—	—	56,474
Class C-1 Units Accelerated on Merger Date	—	—	—	—	—	—	1,035,833	2,242,703	—	—	2,242,703
Class C-2 Units Accelerated on Merger Date	—	—	—	—	—	—	1,685,000	39,420	—	—	39,420
Net Loss	—	—	—	—	—	—	—	—	—	(146,399,938)	(146,399,938)
Balance as of December 2, 2021	43,000,000	$43,656,270	16,130,034	$47,041,554	17,701,492	$897,555	4,683,333	$3,251,171	$(180,000)	$(276,885,117)	$(272,916,391)

	Successor
	Redeemable
	Non-controlling	Class A Common Stock		Class V Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Interests	Shares	Amount	Shares	Amount	in Capital[1]	Deficit	Equity
STOCKHOLDERS’ EQUITY, December 3, 2021	$1,833,838,872	41,578,890	$4,158	196,553,523	$19,655	$312,945,752	$(29,336,924)	$283,632,641
Stock Compensation	4,635,142	—	—	—	—	—	—	—
Net Loss	(47,856,729)	—	—	—	—	—	(10,081,200)	(10,081,200)
STOCKHOLDERS’ EQUITY, December 31, 2021	$1,790,617,285	41,578,890	$4,158	196,553,523	$19,655	$312,945,752	$(39,418,124)	$273,551,441
(1)

Included in the opening balance are transactions completed in connection with the Business Combinations, including the PIPE investment of $195.3 million (net of issuance costs), the equity consideration to P3 shareholders of $80.3 million, and the trust proceeds (net of redemptions) of $37.4 million.

See Accompanying Notes to Consolidated Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended	Year Ended
	through December 31,	through December 2,	December 31,	December 31,
	2021	2021	2020 (As Restated)	2019 (As Restated)
Cash Flows From Operating Activities
Net Loss	$(57,937,929)	$(146,399,938)	$(31,411,542)	$(41,971,558)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	187,558	1,540,335	795,172	399,177
Amortization of Intangible Assets	6,961,666	34,396	—	—
Stock-Based Compensation	4,635,142	3,701,252	447,475	474,042
Amortization of Debt Origination Fees	—	658,587	80,237	—
Amortization of Discount from Issuance of Debt	—	1,139,060	144,971	—
Mark-to-Market Adjustment of Stock Warrants	(2,271,659)	7,664,869	—	—
Premium Deficiency Reserve	26,276,575	11,559,067	(20,539,364)	6,363,652
Changes in Assets and Liabilities, net of Acquisitions:
Accounts Receivable	1,467,289	(1,484,932)	139,212	424,137
Health Plan Receivables / Premiums	3,236,036	(2,770,246)	(27,507,240)	(9,653,991)
Other Current Assets	(4,704,294)	4,254,368	(4,160,078)	(122,765)
Net Change in ROU Assets and Liabilities	(21,886)	305,677	(704,500)	(1,620,600)
Accounts Payable	7,731,972	34,224,416	8,102,668	803,503
Accrued Payroll	3,158,624	(1,134,709)	2,289,655	502,602
Accrued Interest	(497,781)	5,216,440	1,848,265	2,204,141
Health Plan Payables / Premiums	(2,591,997)	11,264,767	8,804,203	1,853,358
Claims Payable	(971,210)	19,097,060	37,075,052	12,057,792
Net Cash Used in Operating Activities	(15,341,894)	(51,129,531)	(24,595,814)	(28,286,510)
Cash Flows From Investing Activities
Purchases of Property, Plant and Equipment	(120,559)	(3,290,482)	(2,926,621)	(1,451,861)
Acquisitions, Net of Cash Acquired	(47,879,102)	(4,989,000)	(130,000)	—
Notes Receivable, Net	143,297	70,650	(109,527)	(2,404,862)
Net Cash Used in Investing Activities	(47,856,364)	(8,208,832)	(3,166,148)	(3,856,723)
Cash Flows From Financing Activities
Issuance (Redemption) of Class A, C and D Units	—	—	(180,000)	62,041,554
Proceeds from PIPE, Net of Issuance Costs	195,307,872	—	—	—
Proceeds from Long-Term Debt, Net of Discount and Issuance Costs	—	24,625,000	36,433,282	16,164,914
Proceeds from Short-Term Debt	3,377,329	351,872	—	—
Repayment of Long-Term Debt	(8,008)	(186,519)	(1,493,221)	(14,586,891)
Net Cash Provided by Financing Activities	198,677,193	24,790,353	34,760,061	63,619,577
Net Change in Cash and Restricted Cash	135,478,935	(34,548,010)	6,998,099	31,476,344
Cash and Restricted Cash at Beginning of Period	5,354,937	39,902,947	32,904,848	1,428,504
Cash and Restricted Cash at End of Period	$140,833,872	$5,354,937	$39,902,947	$32,904,848

Supplemental Cash Flow Information:
Cash Paid for Interest	$1,346,254	$2,796,368	$685,419	$560,246
Accrued Costs for Software (Development in Process)	$—	$—	$249,454	$176,352
Conversion of Class A Units to Long-Term Debt	$—	$—	$—	$15,000,000
Conversion of Long-Term Debt to Class A Units	$—	$—	$—	$3,764,245

See Accompanying Notes to Consolidated Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Company Operations

P3 Health Partners Inc. (the “Company” or “P3”) is a patient-centered and physician-led population health management company and, for accounting purposes, is the successor to P3 Health Group Holdings, LLC (“P3 Health Group Holdings”).

P3 Health Group Holdings and Subsidiaries was founded on April 12, 2017 and began commercial operations on April 20, 2017 to provide population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under Medicare Advantage programs. Medicare Advantage programs are insurance products created solely for Medicare beneficiaries. Insurance plans contract directly with the Centers for Medicare and Medicaid Services (“CMS”) to offer Medicare beneficiaries benefits that replace traditional Medicare Fee for Service (“FFS”) coverage.

On December 3, 2021, (the “Closing Date”), Foresight Acquisition Corp (“Foresight”) and P3 Health Group Holdings consummated a series of business combinations pursuant to which, among other things, P3 Health Group Holdings merged with and into FAC Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Foresight Acquisition Corp. (“Merger Sub”) (the “P3 Merger”), with Merger Sub as the surviving company, which was renamed P3 Health Group, LLC (“P3 LLC”), and FAC-A Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight, FAC-B Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight (together with FAC-A Merger Sub Corp., the “Merger Corps”) merged with and into CPF P3 Blocker-A, LLC, a Delaware limited liability company, CPF P3 Blocker-B, LLC a Delaware limited liability company (together with CPF P3 Blocker-A, LLC, the “Blockers”), with the Blockers as the surviving entities and wholly-owned subsidiaries of Foresight (collectively, the “Business Combinations”). Upon completion of the Business Combinations (the “Closing”), the Company and P3 LLC were organized in an “Up-C” structure in which all of the P3 LLC operating subsidiaries are held directly or indirectly by P3 LLC, and the Company directly owned approximately 17.1% of P3 LLC and became the sole manager of P3 LLC. Following Closing, substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interest in P3 LLC. In connection with the closing of the transactions, the Company changed its name from Foresight Acquisition Corp. to P3 Health Partners Inc.

The Company’s contracts with health plans are based on an at-risk shared savings model. Under this model, the Company is financially responsible for the cost of all contractually-covered services provided to members assigned to the Company by health plans in exchange for a fixed monthly “capitation” payment, which is generally a percentage of the payment health plans receive from CMS. Under this arrangement, Medicare beneficiaries generally receive all their healthcare coverage through the Company’s network of employed and affiliated physicians and specialists (except for emergency situations).

The services provided to health plans’ members vary by contract. These may include utilization management, care management, disease education, and maintenance of a quality improvement and quality management program for members assigned to the Company. Effective January 1, 2019, the Company is also responsible for the credentialing of Company providers, processing and payment of claims and the establishment of a provider network for certain health plans. At December 31, 2021, 2020 and 2019, the Company had agreements with seventeen, twelve and seven health plans, respectively.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has Management Services Agreements (“MSAs”) and deficit funding agreements with Kahan, Wakefield, Abdou, PLLC and Bacchus, Wakefield, Kahan, PC, P3 Health Partners Professional Services P.C., P3 Medical Group, P.C. and P3 Health Partners California, P.C. (collectively, the “Network”). As more fully described in Note 28 “Variable Interest Entities,” the entities in the Network are variable interest entities and the Company is the primary beneficiary of the Network. The MSAs provide that the Company or its subsidiaries will furnish administrative personnel, office supplies and equipment, general business services, contract negotiation and billing and collection services to the Network. Fees for these services are the excess of the Network’s revenue over expenses. Per the deficit funding agreements, the Company or its subsidiaries are obligated to lend amounts to the Network to the extent expenses exceed revenues. The loan will bear interest at prime plus 2%.

In addition to the Company’s contracts with health plans, through its relationship with Kahan, Wakefield, Abdou, PLLC and Bacchus, Wakefield, Kahan, PC, the Company provides primary healthcare services through its employed physician clinic locations. These primary care clinics are reimbursed for services provided under FFS contracts with various payers and through capitated – per member, per month (“PMPM”) arrangements.

Note 2: Restatement of Previously Issued Financial Statements

The Company has restated the consolidated financial statements for the years ended December 31, 2020 and 2019.

Network

Since 2017, P3 Health Group Holdings and P3 Health Partners, LLC (collectively with P3 Health Partners, Inc., “P3”) have entered into a collective of arrangements with the Network whereby P3 consolidates the Network under the Variable Interest Entity model in accordance with ASC Topic 810, Consolidation (“ASC 810”). Historically, all of the net losses incurred by the Network has been allocated to loss attributable to non-controlling interests. Based on an analysis of the deficit funding agreement between P3 and the Network, P3 is obligated to fund losses incurred by the Network. Because P3 is contractually obligated to fund the losses, losses incurred by the Network should not be allocated to non-controlling interests.

Based on management’s evaluation, it was concluded that the Company’s accounting for non-controlling interests related to the Network is not attributed in the manner contemplated by ASC 810. As a result, the Company is reclassifying the loss attributable to non-controlling interest related to the Network to loss attributable to controlling interests on the Consolidated Balance Sheets, Consolidated Statements of Operations, and the Consolidated Statements of Changes in Stockholders’/Members’ Equity for the periods described above.

The Company’s accounting for the loss in controlling interests instead of non-controlling interests has no impact on the Company’s current or previously reported cash position, revenue, operating expenses or total operating, investing or financing cash flows.

Preferred Returns

P3’s capital structure consists of Class A Units, which represent commitments from the Company’s private equity sponsors, and Class D Units, which represents an additional investment from a private equity sponsor. Both the Class A and Class D Units have voting rights and, accrue a preferred return in the amount of 8.0% per annum.

Historically, all of the accrued returns have been incorrectly recognized as interest expense on P3’s Statements of Operations and as equity on P3’s Balance Sheets. Based on the analysis of the Class A and Class D Units, the preferred returns should not be accrued until they are legally declared. As a result, the Company’s historical recording of preferred returns in equity and interest expense has been removed as no recognition is necessary until legally declared.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Units

Historically, the Class A Preferred Units issued by P3 have been accounted for as permanent equity. Since the Class A Preferred Units are redeemable upon the occurrence of a Sale of the Company via the liquidation and distribution preferences that returns invested capital and the preferred return, management evaluated whether the occurrence of such an event is outside of the Company’s control. As the Class A preferred unit holders hold a majority vote, the redemption of Class A Preferred Units upon a Sale of the Company, irrespective of probability, is outside of the Company’s control.

Based on management’s evaluation, the Class A Preferred Units should be reclassified from permanent to mezzanine equity. Additionally, the Company entered into the Second Amended and Restated Limited Liability Company Agreement in 2019, which provided the holders of Class A units an 8% per annum preferred return. The Company determined that the amendment should be accounted for as a modification. Therefore, the Company recorded the incremental increase in fair value as an adjustment to the carrying value of Class A units with an offset to APIC equivalent and accumulated deficit.

Capitated Revenues

Medicare pays capitation using a “risk adjustment model”, which compensates providers based on the health status (acuity) of each individual patient (via a Risk Adjustment Factor, “RAF”). The Company’s policy is to recognize the variable RAF component of capitation revenues, to the extent that it is probable a significant reversal will not occur. At the December 31, 2020 balance sheet date the Company determined its estimates of the RAF components of certain capitation revenues were constrained and therefore not estimable, as it was not probable a significant reversal would not occur. The Company subsequently collected the RAF components of capitation payments prior to the issuance of the 2020 financial statements, effectively relieving the constraints which previously existed at the December 31, 2020 balance sheet date. Capitation revenues for 2020 are restated based on the results of management’s analysis of the RAF component of cash receipts collected prior to the issuance 2020 financial statements which were previously determined to not be estimable. The total amount of the RAF adjustment was $6,532,954.

There were two other errors related to capitated revenue, other patient service revenue, and medical expenses which were corrected in the restatement. Firstly, the Company has reclassified capitated revenue streams attributable to the Network. These capitated revenues were previously classified as “other patient service revenue” and then have been reclassified into “capitated revenue”. Secondly, the Company has eliminated intercompany revenue and expense related to transactions between Bacchus and P3-NV that should have been eliminated in consolidation. Prior to the restatement noted above regarding capitated revenue, this adjustment was a decrease to other patient service revenue and a decrease to medical expenses.

Disclosure Correction

The amounts reported as intercompany accrued interest for advances made to the Company’s consolidated VIE were incorrectly disclosed for the year ended December 31, 2020 and has been reduced (see Note 27). The disclosure of the condensed financial statement of the VIE have also been corrected for accrued interest and interest expense relating to the advance (see Note 28). There is no impact to the consolidated financial statements of the Company as result of this correction to the disclosures.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the restatement adjustments on each financial statement line item affected by the restatement as of the dates, and for the periods, indicated:

	As Previously	Network	Preferred Returns	Class A Units	Revenue
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	As Restated
Consolidated Balance Sheet as of December 31, 2020
Health Plan Settlement Receivable	$38,429,833	$—	$—	$—	$6,532,954	$44,962,787
Total Current Assets	84,347,633	—	—	—	6,532,954	90,880,587
Total Assets	99,902,252	—	—	—	6,532,954	106,435,206
Class A Units Subject to Possible Redemption	—	—	—	43,656,270	—	43,656,270
Class D Units Subject to Possible Redemption	51,608,900	—	(4,567,346)	—	—	47,041,554
Contributed Capital	41,764,270	—	—	(41,764,270)	—	—
Class A Preferred Returns	3,815,034	—	(3,815,034)	—	—	—
Accumulated Equity-Based Compensation	1,368,567	—	—	(921,092)	—	447,475
Retained Loss from Non-Controlling Interests	(18,187,381)	18,187,381	—	—	—	—
Accumulated Deficit (formerly Accumulated Loss from Controlling Interest)	(126,242,225)	(18,187,381)	8,382,381	(970,908)	6,532,954	(130,485,179)
Total Member’s Deficit	(97,661,735)	—	4,567,346	(43,656,270)	6,532,954	(130,217,705)
Total Liabilities, Mezzanine Equity & Members' Equity (Deficit)	99,902,252	—	—	—	6,532,954	106,435,206

Consolidated Statement of Operations for the Year Ended December 31, 2020
Capitated Revenue	$471,551,241	$—	$—	$—	$9,188,336	$480,739,577
Other Patient Service Revenue	13,990,050	—	—	—	(3,666,102)	10,323,948
Total Operating Revenue	485,541,291	—	—	—	5,522,234	491,063,525
Medical Expenses	485,513,143	—	—	—	(1,010,720)	484,502,423
Total Operating Expenses	520,661,923	—	—	—	(1,010,720)	519,651,203
Operating Loss	(35,120,632)	—	—	—	6,532,954	(28,587,678)
Interest Expense, net	(9,970,260)	—	7,437,080	—	—	(2,533,180)
Total Other Income (Expense)	(10,260,944)	—	7,437,080	—	—	(2,823,864)
Net Loss Attributable to Non-Controlling Interests	(4,307,071)	4,307,071	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(41,074,505)	(4,307,071)	7,437,080	—	6,532,954	(31,411,542)

Consolidated Statements of Changes in Members' Deficit for the Year Ended December 31, 2020
Preferred Return(s) at 8% (Class A + Class D Units)	$7,437,080	$—	$(7,437,080)	$—	$—	$—
Net Loss	(45,381,576)	—	7,437,080	—	6,532,954	(31,411,542)
Balance as of December 31, 2020	(97,661,735)	—	4,567,346	(43,656,270)	6,532,954	(130,217,705)

Consolidated Statements of Cash Flows for the Year Ended December 31 2020
Net Loss	$(45,381,576)	$—	$7,437,080	$—	$6,532,954	$(31,411,542)
Health Plan Settlements Receivable/Premiums Receivable	(20,974,286)	—	—	—	(6,532,954)	(27,507,240)
Class A and Class D Preferred Returns	7,437,080	—	(7,437,080)	—	—	—

Consolidated Balance Sheet as of December 31, 2019
Class A Units Subject to Possible Redemption	$—	$—	$—	$43,656,270	$—	$43,656,270
Class D Units Subject to Possible Redemption	47,556,622	—	(515,068)	—	—	47,041,554
Contributed Capital	41,764,270	—	—	(41,764,270)	—	—
Class A Preferred Returns	430,230	—	(430,230)	—	—	—
Accumulated Equity-Based Compensation	921,092	—	—	(921,092)	—	—
Retained Loss from Non-Controlling Interests	(13,880,310)	13,880,310	—	—	—	—
Accumulated Deficit (formerly Accumulated Loss from Controlling Interest)	(85,167,716)	(13,880,310)	945,297	(970,908)	—	(99,073,637)
Total Member’s Deficit	(55,932,434)	—	515,068	(43,656,271)	—	(99,073,637)

Consolidated Statement of Operations for the Year Ended December 31, 2019
Capitated Revenue	$138,727,943	$—	$—	$—	$604,764	$139,332,707
Other Patient Service Revenue	7,166,889	—	—	—	(1,017,484)	6,149,405
Total Operating Revenue	145,894,832	—	—	—	(412,720)	145,482,112
Medical Expenses	141,442,457	—	—	—	(412,720)	141,029,737
Total Operating Expenses	185,430,503	—	—	—	(412,720)	185,017,783
Interest Expense, net	(3,479,139)	—	945,297	—	—	$(2,533,842)
Total Other Income (Expense)	(3,381,184)	—	945,297	—	—	(2,435,887)
Net Loss Attributable to Non-Controlling Interests	(7,907,592)	7,907,592	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(35,009,263)	(7,907,592)	945,297	—	—	(41,971,558)

Consolidated Statements of Changes in Members' Deficit for the Year Ended December 31, 2019
Preferred Return(s) at 8% (Class A + Class D Units)	$945,298	$—	$(945,298)	$—	$—	$—
Net Loss	(42,916,855)	—	945,297	—	—	(41,971,558)
Conversion of Debt to Class A Units	3,764,025	—	—	(3,764,025)	—	—
Class A Units Issued	11,184,468	—	—	(11,184,468)	—	—
Redemption of Class A Units	(15,000,000)	—	—	15,000,000	—	—
Modification of Class A	—	—	—	(1,892,002)	—	(1,892,002)
Balance as of December 31, 2019	(55,932,434)	—	515,068	(43,656,271)	—	(99,073,637)

Consolidated Statements of Cash Flows for the Year Ended December 31 2019
Net Loss	$(42,916,855)	$—	$945,297	$—	$—	$(41,971,558)
Class A and Class D Preferred Returns	945,297	—	(945,297)	—	—	—

Consolidated Statements of Changes in Members' Deficit for the Year Ended December 31, 2018
Balance as of December 31, 2018	$(13,868,589)	$—	$—	$(41,815,530)	$—	$(55,684,119)

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restated unaudited interim financial information for the quarterly periods ended September 30, 2021, June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020 and March 31, 2020, is included in Note 30, “Quarterly Financial Information (Unaudited)”.

Note 3: Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had losses of $ 57,937,929 for the 2021 Successor Period (See Note 4), $ 146,399,938 for the 2021 Predecessor Period (See Note 4), and $ 31,411,542 for the year ended December 31, 2020. Such losses were primarily the result of costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.

As of December 31, 2021, and December 31, 2020, the Company had $140,477,586 and $36,261,104, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital, and the Company will need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

As a result of the Business Combinations, for accounting purposes, Foresight is the acquirer and P3 Health Group Holdings, LLC, which was renamed P3 Health Group, LLC (“P3 LLC”), is the accounting acquiree and predecessor. The financial statement presentation includes the financial statements of P3 LLC as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”) and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of P3 LLC. The Successor Period includes the Company’s results of operations and cash flows for the period December 1 through December 2, 2021.

As a result of the application of the acquisition method of accounting as of the Closing Date of the Business Combinations, the accompanying consolidated financial statements include a black line division that indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

The Company qualifies as an emerging growth company (“EGC”) and as such, has elected the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies. The accounting pronouncements pending adoption as described in Note 6 “Recent Accounting Pronouncements Not Yet Adopted” reflect effective dates for the Company as an EGC with the extended transition period.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company, and its subsidiaries, all of which are controlled by the Company through majority voting control and variable interest entities for which the Company is the primary beneficiary. As more fully described in Note 28 “Variable Interest Entities”, the Company is the primary beneficiary of the following physician practices (the “Network”):

●	Kahan, Wakefield, Abdou, PLLC (“KWA”)
●	Bacchus, Wakefield, Kahan, PC (“BACC”)
●	P3 Health Partners Professional Services, P.C.
●	P3 Medical Group, P.C.
●	P3 Health Partners California, P.C.

All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (“VIE” or “VIEs”)

Management analyzes whether the Company has any financial interests in VIEs. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. ASC 810, requires a reporting entity to consolidate a VIE when that reporting entity has a variable interest that provides it with a controlling financial interest in the VIE. The entity which consolidates a VIE is referred to as the primary beneficiary of the VIE. See Note 28 “Variable Interest Entities”.

Segment Reporting

The Company presents the financial statements by segment in accordance with Accounting Standard Codification Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability based on consolidated revenues and adjusted EBITDA, as described further in Note 25 “Segment Reporting.” The Company has one reportable segment.

Management’s Use of Estimates

Preparation of these consolidated financial statements and accompanying footnotes, in conformity with GAAP, requires Management to make estimates and assumptions that could affect amounts reported here. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. See Note 26 “Commitments and Contingencies” for further discussion on the impact of COVID-19.

The areas where significant estimates are used in these accompanying consolidated financial statements include revenue recognition, the liability for unpaid claims, unit-based compensation, premium deficiency reserves, fair value and impairment recognition of long-lived assets (including intangibles and goodwill), fair value of acquired assets and liabilities in business combinations, share-based compensation, fair value of liability classified instruments and judgments related to deferred income taxes. Actual results could differ from those estimates.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) per Share and Member Unit

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of Public Warrants, Private Placement Warrants, restricted shares and escrow shares. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The Company analyzed the calculation of net loss per member unit for Predecessor Periods and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per member unit information has not been presented for Predecessor Periods.

Cash and Restricted Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at banks. Accounts at each institution are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). In 2021 and 2020, the Company maintained its cash in bank deposit accounts that, at times, may have exceeded FDIC insured limits. Management does not expect any losses to occur on such accounts.

At December 31, 2021 and 2020, the Company had unrestricted cash of $140,477,586 and $36,261,104, respectively, deposited at banking institutions which are subject to the FDIC insured limit.

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Checking	$140,477,586	$36,261,104
Restricted	356,286	3,641,843
Total Cash Balances	$140,833,872	$39,902,947

Restricted Cash is that which is held for a specific purpose (such as payment of partner distributions and legal settlements) and is thus not available to the Company for immediate or general business use. Restricted Cash appears as a separate line item on the Company’s consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash on the balance sheet of the predecessor period at December 2, 2021, December 31, 2020, and December 31, 2019 that sum to the total of these items reported in the statement of cash flows.

	Predecessor
	December 2,	December 31,	December 31,
	2021	2020	2019
Checking	$5,300,842	$36,261,104	$32,592,496
Restricted	54,095	3,641,843	312,352
Total Cash Balances	$5,354,937	$39,902,947	$32,904,848

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition and Revenue Sources

The Company categorizes revenue based on various factors such as the nature of contracts and order to billing arrangements as follows:

	Successor		Predecessor
	December 3, 2021		January 1, 2021		Year Ended		Year Ended
	through December 31,		through December 2,		December 31,		December 31,
Revenue Type	2021	% of Total	2021	% of Total	2020	% of Total	2019	% of Total
Capitated Revenue	$57,224,539	97%	$567,735,297	98%	$480,739,577	98%	$139,332,707	96%
Other Patient Service Revenue:
Clinical Fees & Insurance Revenue	750,675	2%	4,318,074	1%	3,364,504	1%	3,312,107	2%
Shared Risk Revenue	180,558	0%	601,509	0%	1,111,466	0%	932,301	1%
Care Coordination / Management Fees	600,175	1%	5,880,397	1%	5,614,539	1%	1,893,553	1%
Incentive Fees	6,450	0%	67,141	0%	233,439	0%	11,444	0
Total Other Patient Service Revenue	1,537,858	3%	10,867,121	2%	10,323,948	2%	6,149,405	4%
Total Revenue	$58,762,397	100%	$578,602,418	100%	$491,063,525	100%	$145,482,112	100%

The following table depicts the health plans from which the Company has a concentration of revenue that is 10.0% or more:

	Successor		Predecessor
	December 3, 2021		January 1, 2021		Year Ended		Year Ended
	through December 31,		through December 2,		December 31,		December 31,
Plan Name	2021	% of Total	2021	% of Total	2020	% of Total	2019	% of Total
Health Plan A	$11,664,112	20%	$139,289,079	24%	$147,906,495	30%	$—	—
Health Plan B	12,757,714	22%	126,460,232	22%	112,384,330	23%	13,557,771	9%
Health Plan C	6,156,558	10%	71,061,602	12%	66,237,074	13%	27,788,287	19%
Health Plan D	10,337,160	18%	114,496,751	20%	62,683,829	13%	6,106,544	4%
Health Plan E	1,820,518	3%	22,249,245	4%	28,880,247	6%	39,265,322	27%
Health Plan F	2,446,094	4%	26,670,388	5%	24,521,349	5%	26,703,364	18%
Health Plan G	—	—%	264,006	—%	22,646,251	5%	20,157,166	14%
All Other	13,580,241	23%	78,111,115	13%	25,803,950	5%	11,903,658	9%
Total Revenue	$58,762,397	100%	$578,602,418	100%	$491,063,525	100%	$145,482,112	100%

Revenue Recognition

The Company follows the accounting requirements of ASC 606, Revenue from Contracts with Customers (“ASC 606”), to recognize revenue. The core principle of ASC 606 is that an entity’s performance obligation is

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

complete, and revenue is earned, upon the transfer of a promise to deliver services to customers commensurate with consideration to which it would expect to be received in exchange for the actual delivery of those services. The terms of the contract and all relevant facts and circumstances should be considered when applying this guidance. This includes application of a practical expedient (a “portfolio approach”) to contracts with similar characteristics and circumstances. The Company used the portfolio approach to account for any ASC 606 transition adjustments for revenue from its Medicare Advantage contracted health plans.

The principles of ASC 606 are generally applied using the following five steps:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance requires disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The Company initially applied the standard on January 1, 2019, using the modified retrospective adoption method, and elected to apply the modified retrospective method only to contracts that were not completed as of this date. Additionally, the Company utilized the portfolio approach to group contracts together with similar characteristics for the adoption analysis.

Capitated Revenue

The Company contracts with health plans using an at-risk (shared savings) model. Under the at-risk model, the Company is responsible for the cost of all covered services provided to members assigned by the health plans to the Company in exchange for a fixed premium payment, which generally is a percentage of the payment (“POP”) based on health plans’ premiums received from CMS. Through this capitation arrangement, the Company stands ready to provide assigned Medicare Advantage beneficiaries all their medical care via the Company’s directly employed and affiliated physician/specialist network.

The premiums health plans receive are determined via a competitive bidding process with CMS and are based on the costs of care in local markets and the average utilization of services by patients enrolled. Medicare pays capitation using a “risk adjustment model”, which compensates providers based on the health status (acuity) of each individual patient. Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled. The Company generally estimates transaction prices using the most likely methodology. Amounts are only included in the transaction price to the extent any significant uncertainty of reversal on cumulative revenue will not occur and is, furthermore, resolved. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors.

Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g. month) and is recognized net of projected acuity adjustments and performance incentives or penalties as Management cannot reasonably estimate the ultimate PMPM payment of those contracts. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity. In 2019, the Company recorded $150,681 of additional revenue related to prior year

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

premium risk adjustments. There were no premium risk adjustments recorded in 2021 and 2020 as related to prior years. As the period between the time of service and time of payment is typically one year or less, Management elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company’s contracts with health plans may include core functions and services for managing assigned patients’ medical care. The combination of those services is offered as one “single solution” (“bundle”). Capitation contracts have a single performance obligation that is a stand ready obligation to perform healthcare services to the population of enrolled members and constitutes a series for the provision of managed healthcare services for the term of the contract, which is deemed to be one month since the mix of patients-customers can change month over month The Company does not offer nor price each individual function as a standalone a la carte service to health plans. However, the addition or exclusion of certain services may be negotiated and reflected in each health plan’s specific total POP.

At December 31, 2021, 2020 and 2019, the Company had POP contracts in effect with 17 health plans (across 4 states), 12 health plans (across 4 states) and 7 health plans (across 2 states), respectively.

Each month, in accordance with contractual obligations (for non-delegated health plans; e.g. those for which the Company has not been delegated for claims processing), each plan funds a medical claims payment reserve equal to a defined percentage of premium attributable to members assigned to the Company. In turn, the Company administers and funds medical claims for contractually covered services, for assigned health plan members, from that health plan’s reserve. On a quarterly or monthly basis, health plans conduct a settlement of the reserve to determine any surplus or deficit amount. The reconciliation and distribution of the reserve occur within 120-days following the end of each quarter. An annual settlement reconciliation and distribution from all funds occurs within twenty-one months following each year-end.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, health plan receivables and health plan settlement payables, by health plan, by year, were as follows:

	Health Plan Receivables
	Successor	Predecessor
	December 31,	December 31,
Health Plan Name	2021	2020
Health Plan A	$4,695,712	$5,732,221
Health Plan B	15,473,828	15,316,696
Health Plan C	1,380,752	7,332,687
Health Plan D	6,651,586	6,863,270
Health Plan E	2,439,046	2,194,209
Health Plan F	2,925,751	3,222,247
Health Plan G	239,375	2,735,562
Health Plan H	2,185,619	878,866
Health Plan I	1,134,750	17,908
Health Plan J	149,915	285,730
Health Plan K	2,705,147	4,569
Health Plan L	899,560	378,822
Health Plan M	1,747,116	—
Health Plan N	974,092	—
Health Plan O	666,291	—
Health Plan P	106,162	—
Health Plan Q	61,990	—
Health Plan R	3,578,682	—
Health Plan T	2,175,324	—
Health Plan U	60,306	—
Total Health Plan Receivables	$50,251,004	$44,962,787

	Health Plan Settlement Payables
	Successor	Predecessor
	December 31,	December 31,
Health Plan Name	2021	2020
Health Plan B	$11,700,274	$—
Health Plan C	—	1,928,414
Health Plan D	3,882,250	4,680,185
Health Plan F	6,085,425	6,125,681
Health Plan G	776,164	1,008,495
Health Plan I	(215,626)	—
Health Plan O	(39,151)	—
Health Plan U	226,209	—
Health Plan V	133,149	—
Total Health Plan Settlement Payables	$22,548,694	$13,742,775

At December 31, 2021 and 2020, Management has deemed the Company’s settlement receivables to be fully collectible from those health plans where the Company is not delegated for claims processing. Accordingly, a constraint on the variable consideration associated with settlement receivables was not necessary.

Other Patient Service Revenue(s) – Clinical Fees and Insurance Revenue

Clinic fees and insurance revenues relate to net patient fees received from various payers and direct patients (“self-payers”) under contracts in which the Company’s sole performance obligation is to provide healthcare services through the operation of medical clinics. The Company recognizes clinic fees and insurance revenue in the period in

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which services are provided. Under FFS payment arrangements, revenue is recognized on the date of service. The Company’s performance obligations are typically satisfied in the same day services are provided. All the Company’s contracts with its customers under these arrangements include a single performance obligation.

The Company’s contractual relationships with patients, in most cases, also involve third-party payers (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through state-sponsored health insurance exchanges). Transaction prices for services provided are dependent upon specific rules in place with third party payers – specifically, Medicare/Medicaid and pre-negotiated rates with managed care health plans and commercial insurance companies. Contractual arrangements with third parties typically include payments at amounts which are less than standard charges. These charges generally have predetermined rates for diagnostic service codes or discounted FFS rates. Management perpetually reviews the Company’s contractual estimation processes to consider and incorporate updates to laws, regulations and frequent changes in the managed care system. Contractual terms are negotiated and updated accordingly upon renewal.

The Company’s revenue is based upon the estimated amounts Management expects to receive from patients and third-party payers. Estimates of explicit price concessions under managed care and commercial insurance plans are tied to payment terms specified in related contractual agreements. Retroactively calculated explicit price concessions tied to reimbursement agreements with third-party payers are recognized on an estimated basis in the period related services are rendered and adjusted in future periods as final payments are received. Revenue related to uninsured patients, uninsured co-payments, and deductibles (for patients with healthcare coverage) may also be discounted. The Company records implicit price concessions (based on historical collection experience) related to uninsured accounts to recognize self-pay revenues at their most likely amounts to be collected.

The Company deems FFS revenue to be variable consideration and that its estimates of associated transaction prices will not result in a significant revenue reversal in the future.

Based on satisfaction of single performance obligations occurring on the dates of service, revenue is recognized as of the date services are provided. The Company, therefore, applies a portfolio approach to recognizing revenue from its FFS contracts.

Management has elected two of the available practical expedients provided for by ASC 606. First, the Company did not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, the Company expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.

Other Patient Service Revenue(s) – Shared Risk Revenue

P3 LLC (via one of its wholly owned subsidiaries – P3 Health Partners ACO, LLC “AzCC”) receives 30% of the shared risk savings from parties with whom it contracts under four separate arrangements. These arrangements are driven solely by medical cost containment year-over-year (“YoY”) expense reductions. This key performance indicator (“KPI”) is measured by the aggregate change in PMPY (per member, per year medical costs). If the sequential YoY PMPY aggregate change yields a reduction, the Company receives 30% of the associated total cost savings for that year. Conversely, if the sequential YoY PMPY aggregate change yields an increase in medical costs, no monies are due the Company that year. This KPI is compiled and reviewed on a calendar year basis. The Company recognizes shared risk revenue only upon the receipt of cash. Therefore, the likelihood of any significant revenue reversal in the future is low.

Other Patient Service Revenue(s) – Care Coordination Fees and Management Fees

The Company’s delegated health plans may also pay a Care Coordination Fee (“CCF”) or Management Fee to the Company. CCFs and Management Fees are intended to fund the costs of delegated services provided to certain health plans. CCFs are specifically identified and separated in each monthly capitation payment the Company receives from

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these parties. None of the Company’s other health plans bifurcate CCFs nor are any of them contractually required to do so.

The Company uses a portfolio approach to account for CCFs and Management Fees. Based on similarities of the terms of the care coordination and administrative services, Management believes that revenue recognized by utilizing the portfolio approach approximates that which it would have realized if an individual contract approach were applied.

Patient Fees Receivable

Substantially, all client fees and insurance receivables are due under FFS contracts with third party payors, such as commercial insurance companies (“Commercial”), government-sponsored healthcare programs (“Medicare/ Medicaid”) or directly from patients (“Self-Pay”). Management continuously monitors activities from payors (including patients) and records an estimated price concession based on specific contracts and actual historical collection patterns. Patient fees receivable, where a third-party payor is responsible for the amount due, are carried at amounts determined by the original charges for services provided less implicit and explicit price concessions. Price concessions represent amounts made for contractual adjustments (discounts). Patient fees receivable is included in Clinic Fees and Insurance Receivables in the Company’s consolidated balance sheets and are recorded net of contractual allowances.

Patient fees receivable are recorded at the invoiced amount, net of any expected contractual adjustments and implicit price concessions, and do not bear interest. The Company has agreements with third-party payors that provide for payments at amounts different from the established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Patient service revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Contractual adjustments arising under reimbursement arrangements with third- party payors are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Implicit price concessions are taken based on historical collection experience and reflect the estimated amounts the Company expects to collect.

Property and Equipment

Property and equipment is carried at acquisition cost, net of accumulated depreciation. Costs for repairs and maintenance of property and equipment, after such property and equipment has been placed in service, are expensed as incurred. Costs and related accumulated depreciation are eliminated when property and equipment is sold or otherwise disposed. Sales and disposals may result in asset- specific gains or losses. Any such gains or losses are included as a component of net income (loss). Management computes and records depreciation using the straight-line method. Lease terms range from one to ten years. The following table summarizes the estimated useful lives applicable to property and equipment:

Classification	Depreciation Cycle
Leasehold Improvements (Cycle: Lease Term)	1 to 10 Years
Furniture & Fixtures	7 Years
Computer Equipment	3 Years
Medical Equipment	7 Years
Software	3 Years
Software (Development in Process)	N/A

ASC 350-40, Internal Use Software, outlines how companies should capitalize or expense internal-use software, based on achieving two key objectives. The first objective includes ensuring that the Preliminary Project Stage has been completed and the second one being the type of work being completed within the Application Development Stage, which qualifies as a capitalizable activity.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computer software is considered for internal use when it is developed or purchased for the internal usage and needs of the organization only.

Beginning in 2018, the Company began the project build of its own proprietary technology to serve core functions of its business operations such as revenue and medical cost analysis, care management and various facets that promote impactful utilization. At December 31, 2021 and 2020, the Company has categorized $2,433,470 and $2,794,221, respectively to property and equipment for these software costs (specifically to work in progress).

The Company’s internally-developed technology has been and is continuing to be designed to standardize the availability of quality data used across the enterprise. The technology requires several components of external input from health plans served by the Company, its provider network and member-patient populations.

As internally developed technology is deemed “substantially complete”, it is placed into service and depreciated over three years. In 2021 and 2020, $2,087,022 and $534,931 of capitalized costs was placed into service. Any, and all, costs associated with internally developed technology, following deployment are expensed directly to the Company’s consolidated statements of operations, as incurred.

Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 8 “Fair Value Measurements and Hierarchy” for further discussion):

Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset or asset group is measured by comparing its carrying amount to the future undiscounted net cash flows the asset or asset group is expected to generate. If such assets are considered impaired (e.g. – future undiscounted cash flows are less than net book value), an impairment charge is recognized, measured by the difference between the carrying value and the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has not retired nor sold any property and equipment.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, Management tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for the goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided, the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded in 2021, 2020 and 2019. See Note 11 “Goodwill.”

Intangible Assets

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In determining the estimated useful lives of definite-lived intangibles, the Company considers the nature, competitive position, life cycle position and historical and expected future operating cash flows of each acquired asset, as well as its commitment to support these assets through continued investment and legal infringement protection.

The Company reviews intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the assets or a situation in which it is more likely than not that the Company will dispose of such assets. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds its fair value and the impaired asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the inception of the contract, the Company determines whether a contract is or contains a lease. For leases with terms greater than 12 months, the Company records the related operating or finance right of use asset and lease liability at the present value of lease payments over the lease term. The Company is generally not able to readily determine the implicit rate in the lease and therefore uses the determined incremental borrowing rate at lease commencement to compute the present value of lease payments. The incremental borrowing rate represents an estimate of the market interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. Renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, certain leases contain incentives, such as construction allowances from landlords. These incentives reduce the right-of-use asset related to the lease.

Some of the Company’s leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company does not currently have any finance leases. The Company’s lease agreements contain variable payments for common area maintenance and utilities. The Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in its lease portfolio.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

In accordance with ASC 805, Business Combinations, the price tendered in business acquisitions is allocated using the acquisition method of accounting among the identifiable tangible and intangible assets and assumed liabilities and non-controlling interests, all of which are based on estimates of corresponding fair value as of the acquisition date. Management applies valuation methods which are ultimately used in the Company’s purchase price allocations. Goodwill is recorded based on the difference between the fair value of consideration exchanged and the fair value of the net assets and liabilities assumed. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed, and the non-controlling interests obtained, limited to one year from the acquisition date) are recorded when identified.

Equity-Based Compensation

Unit-Based Compensation

Prior to the Business Combinations, P3 Health Group Holdings had granted unit-based awards to certain non-employee Board directors and officers of P3 Health Group Holdings, in the form of non-vested units (the “Incentive Units”). All awards of Incentive Units were equity-classified and measured on the fair value of the award on the date of grant. For equity awards that vest subject to the satisfaction of service-based conditions, compensation cost is measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the requisite service period, which varies by award. For equity awards that vest subject to the satisfaction of performance-based conditions, compensation cost is measured based on the grant date fair value. The Company evaluates the probability of achieving each performance-based condition at each reporting date and recognizes compensation cost when it is deemed probable that the performance-based condition will be met on an accelerated basis over the requisite service period, which varies by award. There have been no issuances of grant awards under the legacy P3 Health Group Holdings incentive program since the Business Combinations. Any future grants will be made under the 2021 Incentive Award Plan.

The Company accounts for forfeitures as they occur. As P3 LLC is a subsidiary of the Company, the Company consolidates compensation cost recognized by P3 LLC in its consolidated financial statements. Stock-based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

The Company estimates the fair value of equity grants using the Black-Sholes option pricing model. The assumptions used in estimating the fair value of these awards, such as expected term, expected dividend yield, volatility, and risk-free interest rate represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. Management’s estimates related to the likelihood of achieving performance conditions is not considered in the estimate of fair value. If actual results are not consistent with the Company’s assumptions and judgments used in making such estimates, the Company may be required to increase or decrease compensation cost, which could be material to the Company’s consolidated results of operations.

In connection with the Business Combinations, each Incentive Unit that was outstanding immediately prior to the effective time of the Business Combinations and that was vested (after taking into account any accelerated vesting that occurred in connection with the Business Combinations) was canceled and converted into the right to receive a portion of the merger consideration, which consisted of Common Units of P3 LLC and cash. Each outstanding Incentive Unit that was subject to time-based vesting but had not vested immediately prior to the effective time of the Business Combinations was converted into the right to receive a portion of the merger consideration, which merger consideration remained subject to the original vesting conditions. Each outstanding Incentive Unit that was subject to performance-vesting requirements that were not achieved in connection with the Business Combinations was forfeited without

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration. For each Common Unit held by a participant (whether vested or unvested), the participant also subscribed for a share of Class V Common Stock on a one-for-one basis.

Warrant Liability

The Company has public and private placement warrants classified as liabilities as well as warrants issued to a capital provider classified as equity. The Company classifies as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement). Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

The Company classifies as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company’s control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For equity-linked contracts that are classified as liabilities, the Company records the fair value of the equity-linked contracts at each balance sheet date and records the change in the statements of operations as a gain (loss) from change in fair value of warrant liability. The Company’s public warrant liability is valued using observable market prices for those public warrants. The Company’s private placement warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Company’s warrants issued to a capital provider are valued using a Black-Scholes-Merton pricing model based on observable market prices for public shares and warrants. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free rates.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The warrant liability relates to Class A Common Stock as of December 31, 2021 and outstanding warrants to purchase Class D Common Stock as of December 31, 2020. The warrant liabilities are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s consolidated statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss. The fair value of the warrants was estimated using an Option Pricing model (Black-Scholes-Merton).

The key inputs into the option pricing model as of December 31, 2021 were as follows:

Volatility	60.0%
Risk-Free Interest rate	1.26%
Exercise Price	$11.50
Expected Term	4.9	Years

Premium Deficiency Reserve (“PDR”)

Premium deficiency reserve liabilities are established when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. We assess if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. The Company grouped its Medicare Advantage

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

health plan contracts together as a “single group” as P3 operates in one line of business - Medicare Advantage. This single group represents one line of business, to which the Company serves a homogenous/Medicare Advantage population of members. Management further concluded that the costs to administer these contracts are based on centralized and shared service functions. As of December 31, 2021, the PDR liability was $37.8 million. There was no PDR liability as of December 31, 2020.

Healthcare Services Expense and Claims Payable (collectively, “Medical Expenses”)

The cost of healthcare services is recognized in the period services are provided. This also includes an estimate of the cost of services that have been incurred, but not yet reported (“IBNR”). Medical expenses also include costs for overseeing the quality of care and programs, which focus on patient wellness. Additionally, healthcare expenses can include, from time to time, remediation of certain claims that might result from periodic reviews conducted by various regulatory agencies.

IBNR is recorded as “Claims Payable” in the accompanying consolidated balance sheets. The IBNR liability was $101,958,324 and $56,934,400 as of December 31, 2021 and 2020, respectively.

Management estimates the Company’s IBNR by applying standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims are received (and paid), denied claims activity, expected medical cost inflation, seasonality patterns, and changes in membership mix. IBNR estimates are made on an accrual basis and adjusted in future periods as required. Any adjustments to prior period estimates are included in the current period. Such estimates are subject to the impact from changes in both the regulatory and economic environments. The Company’s claims payable represents Management’s best estimate of its liability for unpaid medical costs as of December 31, 2021 and 2020.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that they will not be realized. We consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under tax law, and results of recent operations.

We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions during the course of the year through a review of policies and procedures, reviews of customary and regular tax filings, and discussions with third party experts. This review can involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management’s expectations could have a material impact on our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties are included with the related tax liability.

See Note 17 “Income Taxes.”

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and Marketing Expenses

The Company uses advertising primarily to promote the health plans with whom it conducts business as well as its physician clinics throughout the geographic areas it serves. Advertising costs are charged directly to operations as incurred. Sales and Marketing Expenses totaled $364,127, $1,818,015, $1,502,634 and $801,685 in the Successor Period of 2021 and the Predecessor Periods of 2021, 2020 and 2019, respectively.

Redeemable Non-controlling Interests

Redeemable non-controlling interest includes the economic interest of P3 LLC Units not owned by the Company resulting from the Up-C structure as described in Note 1 “Company Operations”. These units have been classified as redeemable non-controlling interest in the Company due to a certain cash redemption feature that is considered outside of the control of the Company. Redeemable non-controlling interests are initially recorded at the transaction price, which is equal to their fair value, then remeasured at fair value at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable non-controlling interest’s share of net income or loss. See Note 24 “Redeemable Non-controlling Interests” for further discussion.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Recent Accounting Pronouncements Adopted

ASU 2017-04, Intangible – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”)

In the fourth quarter of 2021, the Company adopted ASU 2017-04 on a prospective basis. The primary provision of ASU 2017-04 was to simplify the subsequent measurement of goodwill whereby the test for impairment of goodwill consists of comparing the fair value of the reporting unit to the carrying value of the reporting unit. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; provided, the loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit. The income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss are considered.

See Note 11 “Goodwill” for a summary of the Company’s 2021 assessment of goodwill.

Note 6: Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2023. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt: Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call-Options (“ASU 2021-04”). ASU 2021-04 clarifies and reduces the diversity in the accounting for modifications or exchanges of freestanding equity-classified written call options (including warrants) that remain equity classified after modification or exchange and is effective beginning in the first quarter of 2022. The Company is evaluating the effect ASU 2021-04 will have on its financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates two of the three models in ASC 470-20 that require issuers to separately account for embedded conversion features and eliminates some of the requirements for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. It is effective for annual periods beginning after December 15, 2023, and interim periods therein. Early adoption is permitted in fiscal years beginning after December 15, 2020, but the Company must adopt the guidance as of the beginning of a fiscal year. The Company is evaluating the effect ASU 2020-06 will have on its financial statements and related disclosures.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption is not currently expected to have a material impact on the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model including (i) information about the nature of the transactions and the related accounting policy used to account for the transaction; (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2021-10 on its disclosures, which it does not currently expect to be material.

Note 7: Business Combinations

Foresight Business Combinations

On December 3, 2021, the Company entered into the Business Combinations described in Note 1 “Company Operations.” The Business Combinations represent a forward merger and is accounted for using the acquisition method of accounting under which P3 Health Group Holdings is treated as the acquired company for financial reporting purposes. This determination is based primarily on the following facts:

(i)	The Company is the sole managing member of P3 LLC subsequent to the consummation of the Business Combinations, and the managing member conducts, directs and exercises full control over all activities of P3 LLC. The non-managing members of P3 LLC do not have substantive kick-out or participating rights; and
(ii)	No one predecessor stakeholder of P3 had a controlling interest in P3 before or has a controlling interest in the combined company after the Business Combinations. The Business Combinations is not a transaction between entities under common control.

These factors support the conclusion that the Company acquired a controlling interest in P3 LLC and is the accounting acquirer. For accounting purposes, the accounting acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or voting interest model pursuant to ASC 810. If the acquiree is a variable interest entity, the primary beneficiary would be the accounting acquirer. The Company is the primary beneficiary of P3 LLC, which is a variable interest entity, since it has the power to direct the activities of P3 LLC that most significantly impact P3 LLC’s economic performance through its role as the sole managing member. Therefore, the Company is the accounting acquirer of P3 LLC and the Business Combinations should be accounted for using the acquisition method.

Under the acquisition method of accounting, Foresight’s assets and liabilities are recorded at carrying value and the assets and liabilities associated with P3 LLC are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The acquisition method of accounting is based on ASC Topic 805, Business Combinations (“ASC 805”) and uses the fair value concepts defined in ASC Topic 820, Fair Value Measurements (“ASC 820”). In general, ASC 805 requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date by the accounting acquirer, which was determined to be Foresight.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and sets forth a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to develop the fair value measurements. Fair value is defined in ASC 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal (or the most advantageous) market for the asset or liability. Fair value measurements for a non-financial asset assume the highest and best use by these market participants. Many of these fair value measurements can be highly subjective, and it is possible that other professionals applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

As a result of the Business Combinations, P3 LLC which represents substantially all of the economic activity of the Company became a subsidiary of the Company. Since the Company is the sole managing member of P3 LLC following the Business Combinations, the P3 LLC Units held by P3 Equityholders are classified as Redeemable Non-controlling Interests in the Company’s financial statements for financial reporting purposes. An allocation of net income or loss representing the percentage of ownership of P3 LLC not controlled by the Company will be attributed to the Redeemable Non-controlling Interests in the Company’s statement of operations.

Upon the completion of the Business Combinations, the Company entered into a Tax Receivable Agreement with certain of the P3 Equityholders and P3 LLC. The Tax Receivable Agreement provides for the payment to the P3 Equityholders of 85% of the income tax benefits, if any, that are actually realized. At the completion of the Business Combinations, the Company did not record a Tax Receivable Agreement liability related to the tax savings it would realize from the utilization of such tax benefits after concluding it is not probable that such a liability would be paid based on its estimates of future taxable income, consistent with the Company’s conclusion that it is not more-likely-than-not to realize its deferred tax assets. See Note 14 “Tax Receivable Agreement” for further information.

The following summarizes the purchase price consideration:

Successor
December 31,
2021
Foresight
Equity	$80,300,733
Fair Value of Non-controlling Interest	1,807,427,576
Stock Compensation Pre-combination Services	26,313,476
Cash Consideration	18,405,083
Payment of P3 Health Group Holdings, LLC’s Transaction Costs	19,151,752
Total Purchase Consideration	$1,951,598,620

The Company recorded the allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the Closing Date. The allocation reflects the fair value of assets and liabilities associated with the Company’s other acquisitions in 2021 Predecessor Period described below with the exception of Medcore Health Plan, Inc. and Omni IPA Medical Group, Inc., which occurred in the Successor Period.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate purchase price consideration for the P3 LLC acquisition has been allocated as follows:

Assets Acquired:
Cash	$5,300,842
Restricted Cash	54,095
Health Plan Settlement Receivables	47,733,033
Clinic Fees and Insurance Receivables, Net	426,064
Other Receivables	1,880,939
Prepaid Expenses and Other Current Assets	938,413
Property and Equipment, Net	7,875,234
Intangible Assets, Net:
Customer Relationships	684,000,000
Provider Network	3,700,000
Trademarks	147,700,000
Goodwill	1,278,452,778
Notes Receivable, Net	3,734,012
Right of Use Assets	6,870,279
Total Assets Acquired	2,188,665,689

Liabilities Assumed:
Accounts Payable and Accrued Expenses	25,819,091
Accrued Payroll	2,868,664
Health Plans Settlements Payable	25,007,542
Claims Payable	76,031,460
Premium Deficiency Reserve	11,559,067
Accrued Interest	9,268,846
Current Portion of Long-Term Debt	301,443
Lease Liability	6,210,956
Long-Term Debt, Net of Current Portion	80,000,000
Total Liabilities Assumed	237,067,069
Net Assets Acquired	$1,951,598,620

Goodwill represents the excess of the purchase price over the fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. $3.8 million of goodwill recognized in the Business Combinations is expected to be deductible for tax purposes. See Note 17 “Income Taxes.” The useful life of acquired definite lived intangible assets is 10 years.

Other Acquisitions

On December 31, and December 27, 2021, respectively, the Company acquired 100% of the outstanding equity of Medcore Health Plan, Inc. (“Medcore HP”) and the net assets of Omni IPA Medical Group, Inc. (“Omni”) (collectively the “Medcore Acquisition”). Medcore HP is a health plan licensed under the California Knox-Keen Health Care Service Plan Act of 1975, and Omni is an independent practice association located in California. Omni serves as Medcore HP’s contracted and fully delegated physician network providing medical services to Medcore HP’s patients and members. Because of the extensive inter-reliance of these two businesses, the Company accounted for the purchases as a single, combined business. The total purchase price of $40,013,321 includes $3,486,593 to be paid to the sellers upon resolution of the assumed claims payable, or IBNR, and risk adjustment factor. Due to the volatility of these items, the outcome cannot be currently estimated. Release of this payment, currently expected in the first quarter of 2023, is not

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to resolution of a substantive future contingent event and has therefore been included in the total consideration to be transferred. The cash payment, net of cash acquired and the $3,486,593 retained, was $15,677,205.

The Company also purchased three other medical practices during the Predecessor Period of 2021 for a total net cash purchase price of $4,989,000. As referenced above, the assets acquired and liabilities assumed in these acquisitions was included in the purchase consideration and allocation for the Business Combinations.

Goodwill represents the excess of the purchase price over the fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. $8.1 million of goodwill recognized in the Business Combinations is expected to be deductible for tax purposes.

The aggregate purchase price consideration of the other acquisitions in 2021 has been allocated as follows:

	Successor	Predecessor
	Period	Period
Assets Acquired:
Cash	$20,547,337	$3,000
Restricted Cash	302,187	—
Health Plan Settlement Receivables	5,754,006	—
Clinic Fees and Insurance Receivables, Net	141,186	—
Other Receivables	726,378	—
Prepaid Expenses and Other Current Assets	1,189,575	—
Property and Equipment, Net	113,436	5,896
Intangible Assets, Net:
Customer Relationships	—	2,045,604
Payor Contracts	4,700,271	—
Provider Network	1,100,000	—
Trademarks	900,000	—
Medical Licenses	700,000	—
Goodwill	31,297,438	2,934,500
Total Assets Acquired	67,471,814	4,989,000
Liabilities Assumed:
Accounts Payable and Accrued Expenses	150,196	—
Accrued Payroll	277,074	—
Health Plans Settlements Payable	133,149	—
Claims Payable	26,898,074	—
Total Liabilities Assumed	27,458,493	—
Net Assets Acquired	$40,013,321	$4,989,000

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combinations, and the Medcore Acquisition had occurred on January 1, 2020. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Total Operating Revenue	$793,447,211	$615,487,335
Net Loss	$(259,282,984)	$(198,926,617)
Net Loss Attributable to Non-controlling Interest	$(214,167,745)	$(164,313,386)
Net Loss Attributable to Controlling Interest	$(45,115,239)	$(34,613,231)

The proforma financial information presented above has been derived from the historical consolidated financial statements of the Company, the Company’s Predecessor Periods and the Company’s Successor Period. The Successor and Predecessor Periods for the year ended December 31, 2021 have been combined.

The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, accelerated vesting of equity compensation, debt discount amortization and income attributable to non-controlling interest holders.

The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the P3 Health Group Holdings, LLC acquisition, assuming the acquisition had occurred on January 1, 2020, including the following:

1)	Transaction costs of approximately $39.4 million are assumed to have occurred on January 1, 2020 and are recognized as if incurred on January 1, 2020.
2)	The acceleration of certain stock-based awards of $2.4 million are assumed to have occurred on January 1, 2020 and are recognized as if incurred on January 1, 2020.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Fair Value Measurements and Hierarchy

See Note 4 “Significant Accounting Policies” for a summary of the Company’s policies relating to fair value measurements.

The following table presents the carrying amounts of the Company’s financial instruments at December 31, 2021 and 2020:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Financial Assets:
Cash	$140,477,586	$36,261,104
Restricted Cash	$356,286	$3,641,843
Clinics Fees and Insurance Receivables, Net	$1,090,104	$675,954
Other Receivables	$726,903	$146,117
Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,730,683	$11,793,125
Liability for Warrants	$11,382,826	$6,316,605

The book value of cash, clinic fees and insurance receivables, net, other receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity and high liquidity of these instruments. Liabilities for private placement warrants are measured at fair value using Level 3 inputs.

The key Level 3 inputs into the option pricing model as of December 31, 2020 related to the Class D warrants to purchase Class D Shares were as follows:

Volatility	65.0%
Risk-Free Interest rate	0.10%
Exercise Price	$4.68
Expected Term	1.1	Years

The key Level 3 inputs into the option pricing model as of December 31, 2021 relating to the Private Placement Warrants to purchase Class A Common Stock were as follows:

Volatility	60.0%
Risk-Free Interest rate	1.26%
Exercise Price	$11.50
Expected Term	4.9	Years

Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, and an increase in the remaining term of the warrants would each result in a directionally similar change in the estimated fair value of the Company’s warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock and, as such, there is no change in the estimated fair value of the warrant liabilities due to the dividend assumption.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Successor	Predecessor
	December 3, 2021
	through		Year
	December 31,	January 1, 2021	Ended
	2021	through	December
	(Private	December 2, 2021	31, 2020
	Placement	(Class D	(Class D
	Warrants)	Warrants)	Warrants)
Beginning Balance	$793,650	$6,316,605	$ N/A
Issuance of Class D Warrants	—	—	6,316,605
Mark-to-Market Adjustment for Stock Warrants	(291,374)	7,664,869	—
Ending Balance	$502,276	$13,981,474	$6,316,605

Note 9: Patient Fees Receivable

Patient fees receivable is included in Clinic Fees and Insurance Receivables in the Company’s consolidated balance sheets and consisted of the following categories for each of the years ending December 31, presented below:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Total Receivables: Gross	$2,641,182	$1,041,300
Less: Contractual Allowances	(1,968,750)	(791,837)
Receivables Net of Contractual Allowances	$672,432	$249,463
Commercial	$362,851	$85,504
Medicare / Medicaid	280,265	116,220
Self Pay	29,316	47,739
Receivables Net of Contractual Allowances	$672,432	$249,463

Note 10: Property and Equipment

The Company’s property and equipment balances as of December 31 consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Leasehold Improvements	$1,537,091	$1,392,688
Furniture & Fixtures	1,108,184	1,150,789
Computer Equipment & Software	2,700,617	1,947,894
Medical Equipment	414,100	457,822
Software (Development in Process)	2,433,470	2,794,221
Other	36,788	—
	8,230,250	7,743,414
Less: Accumulated Depreciation	(182,321)	(1,592,827)
Property and Equipment, Net	$8,047,929	$6,150,587

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Goodwill

The following tables provide changes in goodwill for the periods indicated.

Predecessor
Balance at December 31, 2019	$741,128
Acquisitions	130,000
Balance at December 31, 2020	871,128
Acquisitions	2,934,500
Balance at December 2, 2021	$3,805,628

Successor
Balance at December 3, 2021[1]	$1,278,452,778
Acquisitions	31,297,438
Balance at December 31, 2021	$1,309,750,216
1)	Represents the opening balance of goodwill as of December 3, 2021 due to the Business Combination

Goodwill recorded in the Predecessor Period of 2021 was associated with the acquisition of three medical practices. The opening balance of goodwill at December 3, 2021 reflects the Business Combinations. Goodwill recorded in the Successor Period of 2021 was associated with the Medcore Acquisition. See Note 7 “Business Combinations.”

Based on Management’s qualitative analysis, no goodwill impairment charges were recorded in the Successor Period of 2021 and the Predecessor Periods of 2021, 2020 and 2019.

Due to the decrease in the share price over the second quarter of 2022, the Company will record a goodwill impairment of $851.5 million as of June 30, 2022. The amount was not recorded at December 31, 2021 or March 31, 2022 as the decline in the share price was considered temporary under the ASC 350 guidance as of those dates.

Note 12: Intangible Assets

The follow tables provide changes in intangible assets for the periods indicated.

	Predecessor
	Customer
	Relationships	Total
Balance at December 31, 2020	$—	$—
Acquisitions	2,045,604	2,045,604
Amortization	(34,396)	(34,396)
Balance at December 2, 2021	$2,011,208	$2,011,208

	Successor
	Customer		Payor	Provider	Medical
	Relationships	Trademarks	Contracts	Network	Licenses	Total
Balance at December 3, 2021 [1]	$684,000,000	$147,700,000	$—	$3,700,000	$—	$835,400,000
Acquisitions	—	900,000	4,700,271	1,100,000	700,000	7,400,271
Amortization	(5,700,000)	(1,230,833)	—	(30,833)	—	(6,961,666)
Balance at December 31, 2021	$678,300,000	$147,369,167	$4,700,271	$4,769,167	$700,000	$835,838,605
1)	Represents the opening balance of intangibles as of December 3, 2021 due to the Business Combination

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer relationships recorded in the Predecessor Period of 2021 were associated with the acquisition of two medical practices. The opening balance of intangible assets at December 3, 2021 reflects the Business Combinations. Intangible assets recorded in the Successor Period of 2021 was associated with the Medcore Acquisition. See Note 7 “Business Combinations.”

Amortization of intangible assets is anticipated to be approximately $84.6 million in 2022 and 2023 and $84.1 million for each of the years 2024 through 2026. The weighted average remaining useful life of definite lived intangible assets is as below:

	Customer		Payor	Provider
	Relationships	Trademarks	Contracts	Network
Weighted average remaining useful life	9.9 years	9.9 years	10 years	9.9 years

Note 13: Notes Receivable, Net

The Company entered into five Promissory Notes (the “Notes”) with three family medical practices (the “Practices”) to fund their working capital needs. The Company simultaneously entered into separate Provider Agreements with each Practice related to four of these five Notes. Each Provider Agreement establishes a preferred, predetermined reimbursement rate for services rendered to the Company’s members and requires that Practice to furnish healthcare services to the Company’s members. The Provider Agreements mature in concert with each practice’s loan. In accordance with each of these four Notes, so long as the corresponding Provider Agreement is in effect on the maturity date of each Note and has not been terminated by the borrower for any reason, the Company will forgive the entire principal, plus accrued interest due on the date of maturity. Likewise, if the Company terminates the Provider Agreement prior to maturity without cause, all principal plus accrued interest due from the borrower will be forgiven. Upon early termination of the Provider Agreement by borrower, all principal and accrued interest will become immediately payable and due the Company. Related to potential forgiveness, the Company records a valuation allowance on a straight-line basis following the early termination date through the date of maturity, due to the probable likelihood of needing to forgive the notes at maturity, with a full valuation allowance set at the time of maturity.

At December 31, 2021 and 2020, the Company has recorded notes receivable of $3,590,715 and $3,804,662, including accrued interest receivable of $885,243 and $572,382, and net of valuation allowances of $526,808 and $195,967, respectively. The Notes carry maturity dates ranging from December 31, 2021 through December 31, 2028 with interest rates ranging from 5.0% to 10.0%. Two of the Notes are included in Other Receivables in the Company’s consolidated balance sheet due to their short-term maturity dates of December 31, 2021. The Company forgave two of its notes receivable from one provider group on their maturity date of December 31, 2021. The combined principal and interest forgiven were $286,600 and $71,762, respectively, both of which were fully reserved.

Note 14: Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) with selling equity holders of P3 LLC that requires the Company to pay 85% of the tax savings that are realized as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combinations, (ii) increases in the tax basis in P3 LLC’s assets as a result of the sale and exchange of the P3 LLC units for the Company’s Class A Common Stock and cash, and (iii) the Company’s utilization of certain tax attributes and of certain other tax benefits, including those attributable to payments under the TRA. The Company will retain the benefit of the remaining 15% of these cash savings.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payment obligation under the TRA is an obligation of the Company and not of P3 LLC. The payments that we will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but we expect the cash tax savings we will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

As of December 31, 2021, the Company did not record a TRA liability related to the tax savings it would realize from the utilization of such deferred tax assets because it is not probable that such a liability would be paid based on its estimates of future taxable income, consistent with the Company’s conclusion that it is not more-likely-than-not to realize its deferred tax assets.

Note 15: Claims Payable

Claims payable includes claims reported as of the balance sheet date, including estimates for IBNR, due to third parties for health care services provided to members. IBNR was $101,958,324 and $56,934,400 at December 31, 2021 and 2020, respectively. Activity in the liability for claims payable and healthcare expenses for the Periods indicated, was as follows:

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended
	through December 31,	through December 2,	December 31,
	2021	2021	2020
Claims Unpaid, Beginning of Period	$76,031,460	$56,934,400	$19,859,348
Incurred, Related to:
Current Period	55,148,939	525,366,213	418,103,177
Prior Period(s)	174,408	3,313,744	—
Total Incurred	55,323,347	528,679,957	418,103,177
Paid, Related to:
Current Period	53,366,035	453,940,969	361,512,059
Prior Period(s)	2,928,522	55,641,928	19,516,066
Total Paid	56,294,557	509,582,897	381,028,125
Claims Unpaid Assumed in Acquisitions	26,898,074	—	—
Claims Unpaid, End of Period	$101,958,324	$76,031,460	$56,934,400

Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members.

Note 16: Debt

Long-Term Debt

On November 19, 2020, the Company entered a Term Loan and Security Agreement (the “Facility”) with a commercial lender (“LTD-D”). The Facility was amended on December 21, 2021. The Facility provided funding up to $100,000,000, of which $65,000,000 has been drawn as of December 31, 2021. Of the $65,000,000 drawn, $61,058,281 was received (net of $3,941,719 in financing costs). Upon closing of the Business Combinations on December 3, 2021, the unamortized financing costs were written off and the debt was recorded at fair value. The Facility may be used to pay certain indebtedness of the Company and for general working capital needs. Accrued interest was $2,259,588 and $186,666 at December 31, 2021 and 2020, respectively. The Facility includes certain restrictive covenants, including restrictions on the payment of cash dividends. Repayment of principal of all amounts drawn are due at maturity. The Company’s access to additional borrowings under the Facility ended upon termination of the commitment period on February 28, 2022.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was required to meet a borrowing base milestone by demonstrating to the lenders that revenue for any three consecutive month period (ending after the Facility’s closing date, but on or prior to December 31, 2021) was greater than or equal to $125.0 million. Additionally, the Company must remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. Starting in 2021, and on an annual basis thereafter, the Company must post a minimum amount of annual revenue equal to, or greater than $395.0 million; increasing to $460.0 million in 2022; $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025. Also, the Company is subject to certain restrictions that include indebtedness and liens.

As of December 31, 2021, the Company was not in compliance with its Term Loan covenants related to issuance of the 2021 financial statements with an audit opinion free of a “going concern” qualification or timely filing of the 2021 financial statements. The Term Loan lenders granted (i) a waiver of the covenant under the Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022. We were in compliance with all other covenants under the Facility as of December 31, 2021. However, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Facility or the lenders of any future indebtedness we may incur will grant us any such waiver or forbearance in the future.

The Facility’s expected maturity date is December 31, 2025. This maturity date may be accelerated as a remedy under the certain default provisions in the agreement or in the event a mandatory prepayment trigger occurs. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2021. Management may elect to pay the full 12.0% per annum in cash or 8.0% per annum interest in cash with the remaining 4.0% per annum being added to principal as “paid in kind” (“PIK”) for a period of three years (or twelve payments). The PIK is subject to acceleration in the event certain occurrences in the Facility’s agreement are triggered. The Facility’s lenders also received ten-year warrants to purchase 858,351 shares of Series D Preferred Units at $4.68 per share. These warrants have been recorded as a liability in the Company’s consolidated balance sheets at fair market value and are marked to market on a quarterly basis until exercised. A discount was recorded on the debt issued for the same amount and written off upon closing of the Business Combinations.

The Security Agreement provides the lenders collateral in 100% of the Company’s pledged stock, its subsidiaries (including tangible and intangible personal property) and bank accounts.

On June 7, 2020, the Company repurchased 200,000 Class C (Time-based) Units, at $0.90 per Unit from a former Executive through issuance of a long-term note (“LTD-E”). This repurchase was recognized in the Company’s consolidated balance sheets as a reduction to Members’ Deficit in the amount of $180,000 and a corresponding increase in long-term debt. LTD-E bears interest of 3.25% and fixed monthly payments of $7,757 through date of maturity (June 7, 2022).

In 2019, the Company received bridge loans (“LTD-A”) from some of its existing investors totaling $16,164,914. The bridge loans accrued interest at 12% and were scheduled to mature on November 12, 2019. All but one was repaid with proceeds raised from the issuance of Class D Units. The remaining and outstanding bridge loan balance was $1,516,598, plus accrued interest of $112,712, at December 31, 2019. This remaining and outstanding balance, plus accrued interest was fully paid in 2020.

In 2019, the Company executed a share repurchase agreement with one of its investors (“LTD-C”), which was subsequently amended on November 19, 2020. The agreement, as amended stipulated $15.0 million originally contributed by the investor would be repaid by the earlier of June 30, 2026 or a change in control transaction. As part of this repurchase agreement, the investor exchanged its owned units back for a $15.0 million note receivable from the Company - thus, no longer holding its former equity position. The note carries interest of 11.0% per year. Its principal balance, accrued interest and an exit fee of $600,000 is due at maturity. Accrued interest was $6,511,477 and $3,865,740 at December 31, 2021 and 2020, respectively. The total principal balance is included in Long-Term Debt on the Company’s consolidated balance sheets at December 31, 2021 and 2020.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables roll forward the long-term debt balances presented in the Company’s consolidated balance sheets:

	Predecessor
	LTD-A	LTD-C	LTD-D	LTD-E	Totals
Balance at December 31, 2019	$1,516,598	$15,000,000	$—	$—	$16,516,598
Issued in 2020	—	—	40,000,000	180,000	40,180,000
Principal Payments in 2020	(1,516,598)	—	—	(43,911)	(1,560,509)
Balance at December 31, 2020	—	15,000,000	40,000,000	136,089	55,136,089
Issued in 2021	—	—	25,000,000	—	25,000,000
Principal Payments in 2021	—	—	—	(82,563)	(82,563)
Balance at December 2, 2021	$—	$15,000,000	$65,000,000	$53,526	$80,053,526

	Successor
	LTD-A	LTD-C	LTD-D	LTD-E	Totals
Balance at December 3, 2021[1]	$—	$15,000,000	$65,000,000	$53,526	$80,053,526
Issued in 2021	—	—	—	—	—
Principal Payments in 2021	—	—	—	(7,425)	(7,425)
Balance at December 31, 2021	$—	$15,000,000	$65,000,000	$46,101	$80,046,101
1)	Represents the opening balance of goodwill as of December 3, 2021 due to the Business Combination

As of December 31, 2021 for the years presented below, the Company’s annual, minimum payments due under debt obligations are as follows:

		Interest		Total Cash
	Principal	PIK	Cash Interest	Payments *
2022	$46,101	$5,225,890	$5,479,398	$5,525,499
2023	—	5,624,513	5,675,461	5,675,461
2024	—	6,061,814	5,882,309	5,882,309
2025	65,000,000	6,274,526	19,518,225	84,518,225
2026	15,000,000	1,851,284	20,054,451	35,054,451
Total	$80,046,101	$25,038,027	$56,609,844	$136,655,945
*	Total Cash Payments consist of principal and cash interest.

Long-term debt was comprised of the following at December 31, 2021 and 2020:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Total Principal	$80,046,101	$55,136,089
Less: Current Portion of Long-Term Debt	(46,101)	(89,988)
Less: Loan Origination Fees	—	(3,566,718)
Add: Accumulated Amortization of Loan Origination Fees	—	80,237
Less: Discount for Issuance of Class D Warrants	—	(6,316,605)
Add: Accumulated Amortization of Discount	—	144,971
Long Term Debt	$80,000,000	$45,387,986

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Debt

In 2021, the Company entered into short term financing agreements totaling $3,683,100 for the funding of certain insurance policies. The terms of the agreements ranged from nine to ten months and the weighted average annual interest rate was 2.6%. Remaining scheduled principal payments as of December 31, 2021 are as follows:

First quarter 2022	$1,178,344
Second quarter 2022	1,235,955
Third quarter 2022	1,164,262
Total	$3,578,561

Note 17: Income Taxes

As a result of the Business Combinations, substantially all the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interests in P3 LLC. P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to U.S. federal, state, and local income taxes. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members in accordance with the terms of the P3 LLC A&R LLC Agreement. Prior to the Business Combinations, the income and losses of P3 LLC were passed through to its members and nontaxable to P3 LLC.

The Company is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from P3 LLC based on the Company’s economic interest held in P3 LLC. While the Company consolidates P3 LLC for financial purposes as a VIE, the Company will not be taxed on the earnings attributed to the non-controlling interests. As a result, the income tax burden on the earnings taxed on the non-controlling interests is not reported by the Company in its financial statements.

Components of Loss Before Taxes

The components of net loss before the provision for income taxes were as follows:

	Successor	Predecessor
	December 3, 2021	January 1, 2021
	through December 31,	through December 2,
	2021	2021	2020	2019
Domestic	$(57,937,929)	$(146,399,938)	$(31,411,542)	$(41,971,558)
Foreign	—	—	—	—
Total	$(57,937,929)	$(146,399,938)	$(31,411,542)	$(41,971,558)

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Income Tax Expense

For the reasons described above, there was no provision for income taxes for the periods December 3, 2021, through December 31, 2021, January 1, 2021, through December 2, 2021, and the years ended December 31, 2020, and 2019. A reconciliation between the income tax provision computed by applying the statutory federal rate and the actual provision is as follows:

	Successor	Predecessor
	December 3, 2021	January 1, 2021
	through December 31,	through December 2,
	2021	2021	2020	2019
Tax at Federal statutory rate	$(12,166,545)	$(30,743,987)	$(6,596,424)	$(8,814,027)
State taxes, net of Federal Benefit	(98,755)	—	—	—
Allocable loss from investment in P3 LLC	1,550,420	—	—	—
SPAC warrants change in fair-value	(477,048)	—	—	—
Non-controlling interest and nontaxable income	8,359,391	30,743,987	6,596,424	8,814,027
Permanent book to tax differences	283	—	—	—
Change in valuation allowance	2,832,254	—	—	—
Total	$—	$—	$—	$—

Effective tax rate	—%	—%	—%	—%

Our tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from fair value changes in SPAC warrants.

Deferred Income Taxes

Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets and liabilities are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Deferred tax assets:
Investment in P3 LLC	$—	$—
Net operating loss carryforwards	6,921,601	—
Accrued liabilities	3,306,695	—
Section 163j Interest Limitation	1,232,477	—
Other deferred tax assets	3,970	—
Total deferred tax assets	11,464,743	—
Valuation allowance	(9,621,431)	—
Net deferred tax assets	1,843,312	—
Deferred tax liabilities:
Other deferred tax liabilities	(87,415)
Goodwill and identifiable intangible assets	(1,755,897)	—
Total deferred tax liabilities	(1,843,312)	—
Net deferred tax asset	$—	$—

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available evidence during the year ended December 31, 2021, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, we have recorded a valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. The valuation allowance recorded in 2021 was $9.6 million.

We have recognized no deferred taxes in connection with the Medcore Acquisition. Because Medcore does not file a consolidated corporate income tax return with the Company, the deferred tax assets of Medcore are separately assessed for realizability. Based on the weight of all available evidence, including cumulative losses in recent years, we believe that it is more likely than not that the tax benefits of the deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance against the tax benefits of the acquired deferred tax assets.

We have recognized no deferred taxes in connection with the Network VIEs. Because the Network VIEs do not file a consolidated corporate income tax return with the Company, the deferred tax assets are separately assessed for realizability. Based on the weight of all available evidence, including cumulative losses in recent years, we believe that it is more likely than not that the tax benefits of the deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance against the tax benefits of the related deferred tax assets.

The Company has not recognized a deferred tax liability in connection with its investment in P3 LLC due to the deferred tax liability recognition exception contained within ASC 740, in circumstances where book goodwill exceeds tax-deductible of goodwill.

As of December 31, 2021, we had net operating loss carryforwards of approximately $31.4 million for federal income tax purposes. Federal net operating losses have an unlimited carryforward period but utilization for a given tax year is limited to 80% of taxable income.

The federal and state net operating loss carryforwards may be subject to limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. We have yet to complete a Section 382 review to determine if our tax attributes will be limited in the future. However, our federal operating loss carryforwards have an unlimited carryforward life and therefore do not expire.

We will file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, federal and state tax authorities provide that the statutes of limitations remain open for three or four years from the tax year in which net operating losses or tax credits are utilized.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan Act”) was passed into law and amended portions of relevant tax laws. The American Rescue Plan Act did not have a significant impact on the provision for income taxes for the year ended December 31, 2021.

Tax Receivable Agreement

Pursuant to our election under Section 754 of the Internal Revenue Code (the “Code”), we expect to obtain an increase in our share of the tax basis in the net assets of P3 LLC when its units are redeemed or exchanged. We intend to treat any redemptions and exchanges of P3 LLC units as direct purchases of the units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent the tax basis is allocated to those capital assets.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Business Combinations, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of P3 LLC resulting from any redemptions or exchanges of P3 LLC, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.

The estimation of liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the Business Combinations, the potential future tax benefits are estimated to be $5.4 million, of which $4.6 million is estimated to be the associated TRA liability. However, due to the full valuation allowance recorded by the Company, which results in no tax benefits that are to be realized related to the amortization of the step-up, no TRA liability is recorded within the Company’s Consolidated Financial Statements.

As noted above, the Company has no recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2021.

As non-controlling interest holders exercise their right to exchange their units in P3 LLC, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of the Company’s Class A Common Stock at the time of the relevant redemption or exchange.

Note 18: Capitalization and Management Incentive Units

Successor Period

Class A Common Stock

The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share, of which 41,578,890 shares were issued and outstanding on December 31, 2021. Upon closing of the Foresight Business Combinations:

●	8,732,517 shares of Class A common stock were issued as part of the purchase consideration;
●	3,737,316 shares of Class A common stock (after redemptions) were no longer subject to redemption;
●	8,738,750 shares of Class A common stock held by the Founder Holders remained outstanding; and
●	20,370,307 shares of Class A common stock were issued in a private placement pursuant to subscription agreements entered into effective as of March 25, 2021 (the “PIPE Investment”).

Class V Common Stock

The Company is authorized to issue 205,000,000 shares of Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. The holders of Common Units of P3 Health Group, LLC subscribed for shares of Class V common stock on a one-for-one basis and may exchange their Common Units and Class V common stock together for Class A common stock on a one-for-one basis. All Class V common stock issued as of the Business Combinations date is subject to a 180 day lockup period. As of

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, there were 196,553,523 shares of Class V common stock issued and outstanding, and an additional 5,471,400 Class V shares which are restricted and subject to time-based vesting requirements related to the underlying incentive units further discussed in Note 19 “Share-Based Compensation”.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which zero shares were outstanding as of December 31, 2021.

P3 Health Group, LLC Common Units

In connection with the Business Combinations, all outstanding Class A Units, Class B Units, Class C Units and Class D Units of P3 Health Group Holdings, LLC were converted into the right to receive the merger consideration, which consisted of cash and newly-issued Common Units of P3 Health Group, LLC. The Common Units were issued in amounts determined in accordance with the agreement and plan of merger, dated as of May 25, 2021 (as amended), by and among Foresight, P3 Health Group Holdings and FAC Merger Sub LLC, and the then-existing limited liability company agreement of P3 Health Group Holdings, LLC. Each holder of Common Units was issued shares of Class V common stock on a one-for-one basis. At December 31, 2021, there were 243,603,813 Common Units outstanding at P3 LLC of which the Company held 41,578,890 Common units and non-controlling interests held the remaining 202,024,923 Common Units outstanding, 5,471,400 of which are restricted as discussed above.

Predecessor Period

Prior to the Business Combinations, P3 Health Group Holdings, LLC’s capital structure consists of Class A Units, which represent commitments from the Company’s private equity sponsors, Class B Units, which represent founders common equity, Class C Units, which represented Management Incentive Units, and Class D Units, which represents an additional investment from a private equity sponsor.

Class A Units

At December 31, 2019, the Company had received total funding commitments from its Class A Unit holders totaling $43.0 million. Class A Units had voting rights and, whether, or not declared or approved by the Board, the holders of Class A Units were entitled to a preferred return in the amount of 8.0%, per annum (beginning on November 19, 2019). At December 31, 2020 and 2019, there were 43,000,000 Class A Units authorized and outstanding. The Class A Units were subject to possible redemption rights and have been classified in mezzanine equity. At December 31, 2021, there were zero Class A Units authorized and outstanding. In connection with the Business Combinations, all outstanding Class A Units were converted into the right to receive the merger consideration described above.

Class B Units

Class B Units are those, that were issued to the Company’s Founders. At December 2, 2021 and December 31, 2020 and 2019, there were 19,701,492 Class B Units authorized. At December 31, 2021, there were zero Class B Units outstanding. At December 2, 2021 and December 31, 2020 and 2019, there were 19,701,492 Class B Units outstanding. Class B Units are subdivided among three tranches: Subclass B-1; Subclass B-2; and Subclass B-3. Each Subclass is described below:

●	Subclass B-1 (10,000,000 Units): Subclass B-1 Units were entirely service based (Time-based). 20% of Subclass B-1 Units vested each year beginning on April 20, 2018 and annually thereafter until April 20, 2022. Subclass B-1 Units very closely resemble Class C Time-based Profits Interest(s) Units.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Subclass B-2 (4,054,054): Subclass B-2 Units were entirely Performance-based. 100% of Subclass B-2 Units would vest immediately prior to and conditioned upon the occurrence of a Sale of the Company in which the Company’s EBITDA as of the date of such Sale of the Company is at least $20 million or net proceeds distributable among the Members from such Sale of the Company are at least $200 million.
●	Subclass B-3 (5,647,438): Subclass B-3 Units were entirely performance-based. 100% of Subclass B-3 Units would vest immediately prior to and conditioned upon the occurrence of a Sale of the Company in which the Company’s EBITDA as of the date of such Sale of the Company is at least $30 million or net proceeds distributable among the members from such Sale of the Company are at least $300 million.

Of this 19,701,492, there were 17,701,492, 6,000,000 and 4,000,000 Subclass B-1 Units vested as of December 2, 2021 and December 31, 2020 and 2019, respectively. Only vested units are presented in the consolidated statements of changes in members’ deficit. As of December 31, 2020, 4,000,000 Subclass B-1 Units remained unvested. In connection with the Business Combinations, all outstanding Class B Units were converted into the right to receive the merger consideration described above. See Note 19 “Share-Based Compensation.”

Class C Units

P3 Health Group Holdings, LLC maintained a Management Incentive Plan (the “Plan”), which provides for the grant of service-based and performance-based Class C Units to board managers and key employees. Subject to adjustment, a maximum aggregate of 6,845,297 Class C Units have been authorized for issuance under the Plan. Class C Units were governed by the terms of the Plan, the terms of the award agreement documenting the grant and the Limited Liability Company agreement of P3 Health Group Holdings, LLC (the “LLC Agreement”). Class C Units were intended to qualify as “Profits Interests” for Federal income tax purposes.

Service-based Class C Units generally vested, except as otherwise approved by P3 Health Group Holdings, LLC’s Board, over a period of four to five years, with ratable vesting each year following twelve months of continued employment or service with the balance vesting in equal annual installments over the remaining and required service period, provided the grantee continues to be employed by, or provide service to, P3 Health Group Holdings, LLC and be employed on the applicable vesting anniversary date.

Performance-based Class C Units would vest upon the Company’s attainment of certain Board-established milestones (thresholds). Board-established milestones were grant specific and set on the date of each Class C Unit grant.

P3 Health Group Holdings, LLC Board had the right to accelerate the vesting of any Class C incentive units granted under the Plan at such times and upon such terms and conditions as may be deemed advisable, for which any determination could be made on a grant-specific basis. As of December 2, 2021 and December 31, 2020, and 2019, the number of Class C Units issued were 5,235,833 (of which 1,962,500 were vested), 5,420,833 (of which, 1,302,083 were vested) and 4,070,833 (of which 1,058,333 were vested), respectively, and only the vested units are presented in the consolidated statements of changes in members’ deficit. In connection with the Business Combinations, all outstanding Class C Units were converted into the right to receive the merger consideration described above. See Note 19 “Share-Based Compensation.”

Class D Units Subject to Possible Redemption

On November 14, 2019, P3 Health Group Holdings, LLC received $50.0 million in funding from Hudson Vegas Investment, SPV, LLC, an investment vehicle of The Straus Group (“Straus”) per the unit purchase agreement executed between the parties. P3 Health Group Holdings, LLC issued Straus 16,130,034 of Class D Units. Class D Units have voting rights and, accrue a preferred return in the amount of 8.0%, per annum. Of the $50.0 million received from Straus, the Company utilized $16,752,354 to settle outstanding bridge loans, plus accrued interest and $2,958,446 to

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settle transaction closing costs related to Class D Units. These transaction closing costs were netted against the $50.0 million in proceeds raised.

There were 16,130,034 Class D Units authorized and outstanding as of December 31, 2020 and 2019.

Class D units contained a provision whereby at any time after November 4, 2024, the holders of Class D Units could exercise a right that would require the Company to redeem their outstanding units for cash, if certain conditions related to a sale of the Company are not met. Upon exercise of this right, the Company would be required to redeem all the then outstanding Class D units at a price equal to the amount of proceeds that otherwise would have been received in a sale transaction. In accordance ASC 480-10-S99, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require the associated equity instruments to be classified outside of permanent equity. As such, the Class D units have been presented outside of permanent equity. The Company has concluded it is not probable that the conditional redemption feature will be exercised, as significant uncertainties exist that indicate the redemption will not occur; therefore, Class D shares are recorded at initial fair value.

Prior to the Business Combinations, distributions to the unitholders of P3 Health Group Holdings, LLC were made according to the following priority:

●	First, to Class D Unitholders in proportion to their unreturned contribution amounts and until each Class D Member’s unreturned contribution amount is reduced to zero.
●	Second, to Class A Unitholders in proportion to their unreturned contribution amount and until each Class A Member’s unreturned contribution amount is reduced to zero.
●	Third, to Class A and Class D Unitholders in proportion to their respective unpaid preferred return balances have been reduced to zero; and
●	Thereafter, any remaining amounts to holders of all vested units, in proportion to their number of vested units.

In connection with the Business Combinations, all outstanding Class D Units were converted into the right to receive the merger consideration described above.

Note 19: Share-Based Compensation

Successor Company

Successor Awards

In connection with the Business Combinations, Foresight’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), in order to facilitate the grant of cash and equity incentives to employees, consultants, and directors of the Company and certain affiliates. The 2021 Plan became effective on December 3, 2021. As of December 31, 2021, the Successor Company did not issue any awards under the 2021 Plan, as the only shares outstanding at year-end are the unvested awards which were replaced with the Class V shares and

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Units. The following table sets forth a summary of Class V share-based compensation activity of the Successor Company:

	Weighted		Weighted
	Average		Average
	Grant-Date	Time Based	Grant-Date	Performance
	Fair Value	Units	Fair Value	Based Units
Outstanding and non-vested at December 3, 2021	$—	—	$—	—
Granted on December 3, 2021[1]	9.20	5,471,400	—	—
Granted during period	—	—	—	—
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Outstanding and non-vested at December 31, 2021	$9.20	5,471,400	$—	—

1 Represents predecessor profit interest awards which were replaced with Class V awards on the Merger Date.

Predecessor Company

Predecessor Awards

In 2017, the Predecessor Company adopted the Management Incentive Plan (the “Predecessor Equity Plan”). Under the Predecessor Equity Plan, the Predecessor Company granted awards in the form of profits interests to employees, officers, and directors or in the form of common equity to founders. The Predecessor Plan was administered by the Board of Directors which had full power and authority to select the participants to whom awards were granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award, and to determine the specific terms and conditions of each award, subject to the provisions of the Predecessor Equity Plan. Following the Business Combinations and the effectiveness of the 2021 Plan, the Predecessor Equity Plan terminated and no further awards will be made under the Predecessor Equity Plan.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class C Units

Under the Predecessor Equity Plan, 6,845,297 Class C units were authorized and 5,235,833 were issued to non-employee directors and officers as of December 2, 2021. Time-based Class C units generally vested over a period of four to five years if the grantee continues to be employed by, or provide services to, the Predecessor Company. The Class C units were equity-classified awards. Vesting of performance-based Class C units was based on the Predecessor Company’s achievement of specified performance hurdles, which were established by the Board of Directors and differ on an individual award-by-award basis. The performance hurdles were based on an achievement of specified returns, the range of which vary on an individual award-by-award basis, upon a change of control or an IPO. Since such a qualifying event was not probable of occurring until it is consummated, the Predecessor Company did not recognize any compensation cost related to performance-based Class C units until the Business Combinations were completed. The following tables set forth a summary of Class C profits interest activity of the Predecessor Company:

	Weighted		Weighted
	Average		Average
	Grant-Date	Time Based	Grant-Date	Performance
	Fair Value	Units	Fair Value	Based Units
Outstanding and non-vested at December 31, 2018	$0.16	1,550,000	$0.03	500,000
Granted	0.13	1,125,000	0.04	1,375,000
Vested	0.15	(633,333)	—	—
Cancelled/forfeited	0.14	(654,167)	0.07	(250,000)
Outstanding and non-vested at December 31, 2019	$0.13	1,387,500	0.04	1,625,000
Granted	0.49	600,000	0.04	950,000
Vested	0.30	(443,750)	—	—
Cancelled/forfeited	—	—	—	—
Outstanding and non-vested at December 31, 2020	$0.49	1,543,750	$0.04	2,575,000
Granted	4.74	985,000	0.38	60,000
Vested	1.12	(660,417)	—	—
Cancelled/forfeited	0.49	(280,000)	0.04	(950,000)
Outstanding and non-vested at December 2, 2021	$2.66	1,588,333	$0.04	1,685,000

Business Combination

On December 3, 2021, in connection with the Business Combinations, each Incentive Unit that was outstanding immediately prior to the effective time of the Business Combinations and that was vested (after taking into account any accelerated vesting that occurred in connection with the Business Combinations) was canceled and converted into the right to receive a portion of the merger consideration, which consisted of Common Units of P3 LLC and cash.

Each outstanding Incentive Unit that was subject to time-based vesting, but had not vested immediately prior to the effective time of the Business Combinations, was converted into the right to receive a portion of the merger consideration, which merger consideration remained subject to the original vesting conditions. Pursuant to action taken by the Board of Directors in connection with the closing of the Business Combinations, all of the time-vesting Incentive Units held by two executive officers that were not vested were accelerated such that all of the merger consideration received by these executive officers was not subject to any vesting restrictions, which resulted in an acceleration of compensation cost of $2,419,678 recognized by the Predecessor Company. In total, 5,471,400 Common Units were issued in respect of unvested time-based Incentive Units held by directors, executive officers or employees, which were paired with an equal number of unvested Class V shares and remained subject to the original vesting restrictions.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the performance-based Incentive Units issued to directors, executive officers and employees vested on December 3, 2021 to the extent a qualifying event was consummated and the applicable performance hurdles were achieved upon consummation of the Business Combinations, and were converted into the right to receive a portion of the merger consideration. To the extent not vested upon the consummation of the Business Combinations on December 3, 2021, each unvested performance-based Incentive Unit was forfeited without consideration. Each P3 LLC Unit received as merger consideration was paired with a share of Class V common stock issued in the Successor Company. The acquisition date fair value of the unvested profits interests attributable to post-combination services was $23,999,330 which will be expensed over the relevant vesting period by the Successor Company. The acquisition date fair value of the unvested profits interest attributable to pre-combination services was $26,313,476 and was included in consideration transferred in connection with the Business Combinations.

Valuation of Equity-Based Awards

The Black-Scholes-Merton option pricing model was used in both the Successor Period and Predecessor Period to value equity-based awards and determine the related compensation cost. The following table illustrates assumptions used to value all classes of awards granted for the periods indicated:

				FMV / Unit
Valuation	Volatility	RF Rate	Time	at Grant Date
03.31.2021	60%	0.06%	0.90	$4.74
12.31.2020	65%	0.10%	1.10	$0.49
06.11.2020	45%	0.19%	1.70	$0.15
11.04.2019	45%	1.60%	2.30	$0.13
12.31.2018	40%	2.46%	3.10	$0.15

The table above assumed the risk-free interest rate estimate was based on constant maturity, which is the theoretical value of a U.S. Treasury that is based on recent values of auctioned U.S. Treasuries. The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. We calculated the expected term primarily based upon the estimated time to a liquidation event. We used company-specific historical information, guideline company information, and implied volatility information to generate the volatility assumptions.

Compensation Expense

Compensation costs during the periods indicated below are as follows:

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended	Year Ended
	through December 31,	through December 2,	December 31,	December 31,
	2021	2021	2020	2019
Grant date fair value of profits interests - time-based	$23,999,330	$4,669,885	$317,958	$316,000
Profits interest compensation cost - time-based	$4,635,142	$3,524,277	$447,475	$474,042
Grant date fair value of profits interests - performance-based	$—	$103,000	$65,000	$15,000
Profits interest compensation cost - performance based	$—	$176,975	$—	$—

The Company accounts for forfeitures of awards as they occur. As of December 31, 2021, and December 31, 2020, there was $19,364,188 and $1,198,550, respectively, of unrecognized equity-based compensation cost. The cost related to the time-based awards is expected to be recognized over a weighted-average period of 0.48 years.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not recognize any tax benefits related to stock-based compensation for the Successor Period ended December 31, 2021, the Predecessor Period ended December 2, 2021, and the Predecessor years ended December 31, 2020 and 2019.

Note 20: Earnings (Loss) per Share

Loss per Share – Successor Period

The following table provides the computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented:

Successor
December 3, 2021
through December 31,
2021
Net Loss	$(57,937,929)
Loss Attributable to Non-controlling Interest	(47,856,729)
Net Loss Attributable to Class A Common Stockholders - Basic and Diluted EPS	$(10,081,200)

Weighted Average Class A Common Shares Outstanding - Basic and Diluted EPS	41,578,890

Loss per Share Attributable to Class A Common Shareholders - Basic and Diluted	$(0.24)

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive. The liability-classified Public and Private Warrants are out of the money and thus have no impact on diluted EPS. Additionally, the Company considered the potential conversion of the 196,553,523 shares Class V common stock as potentially dilutive securities. However, net loss has already been allocated to the non-controlling interests in P3 LLC who hold all of the Class V common stock. Therefore, the inclusion of the Class V common stock on an if-converted basis would not impact the diluted EPS calculation and these shares have been excluded from the table below.

Successor
December 3, 2021
through December 31,
2021
Public Warrants	10,541,667
Private Warrants	277,500
Restricted Shares	5,471,400
Total	16,290,567

Note 21: Premium Deficiency Reserve

We assess the profitability of our at-risk share savings arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of December 31, 2020 given the maturing of these health plans. Management concluded a PDR of $37,835,642 existed at December 31, 2021, which represented its estimate of probable contract losses expected to be generated by the Company’s health plans.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22: Leases

The Company leases real estate in the form of corporate office space and operating facilities. The Company additionally leases certain machinery in the form of office equipment. Generally, the term for real estate leases ranges from one to eight years at inception of the contract. Generally, the term for equipment leases is one to three years at inception of the contract. Some real estate leases include one to two options to renew that can extend the original term by five to ten years.

Operating lease costs are included within operating expenses on the consolidated statements of operations. The Company does not have any finance leases, short-term lease costs nor any sublease income.

	Successor	Predecessor
	December 3, 2021	January 1, 2021
	through December 31,	through December 2,
	2021	2021	2020	2019
Operating Lease Costs	$262,395	$2,294,555	$2,018,210	$1,592,665

Lease terms and discount rates consisted of the following at each of the periods presented below:

	Successor	Predecessor
	December 31,	December 31,
Year Ending December 31,	2021*	2020*
Weighted Average Remaining Lease Term (Years)	5.01	3.74
Weighted Average Discount Rate	11.1%	10.3%

*All Leases are Operating

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liability recognized on the consolidated balance sheets as of the dates presented.

Successor
December 31,
Year Ending December 31,	2021
2022	$2,882,304
2023	2,017,479
2024	1,804,823
2025	1,521,074
2026	976,170
Thereafter	1,927,098
Total Payments for Operating Leases	11,128,948
Less: Interest	(2,744,830)
Present Value of Operating Lease Liabilities	$8,384,118

The current portions of ROU liabilities of $2,087,235 and $2,174,095 are included in Accounts Payable and Accrued Expenses in the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flows and other information related to leases for each of the periods ending December 31:

	Successor	Predecessor
	December 3, 2021	January 1, 2021
	through December 31,	through December 2,
	2021	2021	2020
New Assets Obtained in Exchange for Operating Lease Liabilities	$314,242	$4,073,448	$882,029
Operating Cash Flows Paid for Operating Leases	255,403	2,255,905	1,843,281

Note 23: Retirement Plan

The Company maintains a retirement savings 401(k) Plan the “401(k) Plan” for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. At its discretion, the Company can make a matching contribution to the 401(k) Plan. The Company did not make any contributions to the 401(k) Plan in the Successor Period of 2021, and the Predecessor Periods of 2021, 2020 and 2019.

Note 24: Redeemable Non-Controlling Interests

Non-controlling interests represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the P3 LLC Common Units held directly by the shareholders other than the Company). The non-controlling interests represent approximately 83% ownership in P3 LLC as of December 3, 2021.

Generally, P3 LLC Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the limited liability agreement, to require P3 to redeem all or a portion of the Common Units held by such participant, together with a corresponding number of shares of Class V Common Stock, in exchange for Class A Common Stock or at the Company’s option, and subject to certain limitations, in cash. As the non-controlling interest holders have an approximately 83% voting interest in the Company through their Class V Common Stock and have appointed most of the initial members to the Board of Directors, the ability to elect cash settlement upon redemption is outside of the control of the Company.

The P3 LLC Common Units held by outside shareholders have been classified as redeemable non-controlling interest in the Company. The cash redemption feature is considered outside of the control of the Company for the reason described above. Therefore, in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the P3 LLC Units are classified as temporary equity in the Company’s consolidated balance sheet.

The redeemable non-controlling interest was initially measured at its fair value on December 3, 2021. Net income or loss is attributed to the redeemable non-controlling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable non-controlling interest is measured at its fair value (i.e., based on the Class A stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable non-controlling interest’s share of net income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income or loss. As of December 31, 2021, the fair value of redeemable non-controlling interest is lower than the initial value, as such, there was no remeasurement adjustment recorded.

In addition, pursuant to the Agreement and Plan of Merger, all non-controlling interest holders are subject to certain lock-up period and as a result, there was no exchange or redemption activity as of December 31, 2021.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25: Segment Reporting

The Company organizes its operations into one reportable segment. The Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews financial information and makes decisions about resource allocation based on the Company’s responsibility to deliver high quality primary medical care services to its patient population. For the periods presented, all the Company’s revenues were earned in the United States.

Likewise, all the Company’s long-lived assets were in the United States.

Note 26: Commitments and Contingencies

The Company is a party to various claims, legal and regulatory proceedings, lawsuits and administrative actions arising in the ordinary course of business and associated with the Business Combinations. The Company carries general and professional liability insurance coverage to mitigate the Company’s risk of potential loss in such cases. An accrual is established when a specific contingency is probable and estimable. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, net loss or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

In the fourth quarter of 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement. As of the date of the filing of this Annual Report on Form 10-K, the renegotiation was in process. The Company has determined it is probable that resolution of this discrepancy will result in an additional payment to the health plan of approximately $10.6 million. This contingent liability is reflected in the Company’s financial statements presented in this Annual Report on Form 10-K. In the Predecessor Period of 2021, the Company recorded a $3.6 million reduction in operating revenue and a $7.0 million charge to operating expense to account for amounts not previously recorded.

Uncertainties

The healthcare industry is subject to numerous laws and regulations of Federal, state, and local governments. These laws and regulations include, but are not limited to, matters of licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare / Medicaid Fraud, Waste and Abuse Prevention. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of Fraud, Waste and Abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties as well as significant repayment for patient services billed.

Management believes the Company is compliant with Fraud, Waste and Abuse regulations as well as other applicable government laws. While no regulatory inquiries have been made, compliance with such laws and regulations is subject to government review and interpretation, as well as other regulatory actions which might be unknown at this time.

Healthcare reform legislation at both the Federal and state levels continues to evolve. Changes continue to impact existing and future laws and rules. Such changes may impact the manner in which the Company conducts business, restrict the Company’s revenue growth in certain eligibility categories, slow down revenue growth rates for certain eligibility categories, increase certain medical, administrative and capital costs, and expose the Company to increased risk of loss or further liabilities. As a result, the Company’s consolidated financial position could be impacted by such changes.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated COVID-19 a global pandemic. The rapid spread of COVID-19 around the world and throughout the U.S. has altered the behavior of businesses and people, with significant negative effects on Federal, state, and local economies, the duration of which continues to remain unknown. Various mandates were implemented by Federal, state, and local governments in response to the pandemic, which caused many people to remain at home along with forced closure of or limitations on certain businesses. This included suspension of elective procedures by healthcare facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to an increase in reported COVID-19 cases. COVID-19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the Company’s patients.

The COVID-19 pandemic did not have a material impact on the Company’s revenues as of year ended December 31, 2021. Nearly 97% of the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. Based on claims paid to date, direct costs associated with COVID-19 claims was approximately $67.4 million for the period March 1, 2020 through December 31, 2021. Management instituted multiple safety measures for the Company’s employees including a work-from-home policy and access to free vaccinations and personal protective equipment.

The full extent to which COVID-19 will directly or indirectly impact the Company, its future results of operations and financial condition will depend on factors which are highly uncertain and cannot be accurately predicted. This includes new and emerging information from the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on the Company’s markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government- imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, Management cannot estimate the length or severity of the impact of the pandemic on the Company’s business. Furthermore, because of the Company’s business model, the full impact of COVID-19 may not be fully reflected in the Company’s results of operations and overall financial condition until future periods. However, Management will continue to closely evaluate and monitor the nature and extent of these potential impacts to the Company’s business, results of operations and liquidity.

Note 27: Related Parties

Intercompany Transactions

BACC entered an agreement (“Services Agreement”) with P3-NV, collectively the “Parties”, under which P3-NV provides BACC with certain management, administrative, and other non-medical support services in connection with BACC’s medical practice.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries have “Deficit Funding Agreements” with the Network, whereby the Company or its subsidiaries provide loans (“Advances”) from time to time principally for the purpose of working capital support. Interest accrues monthly on each Advance from the date of disbursement. Net Advances made to the Network and accrued interest expense were as follows:

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended
	through December 31,	through December 2,	December 31, 2020
	2021	2021	(As Restated)
Balance at Beginning of Period	$23,639,987	$19,354,258	$14,400,045
Advanced During Period	470,165	2,862,350	3,772,573
Interest Accrued During period	679	1,423,379	1,181,640
Balance at End of Period	$24,110,831	$23,639,987	$19,354,258

Advances, in most cases, have been constructively made by P3 Health Group Holdings, LLC on P3-NV’s behalf, and were therefore deemed Advances made by P3-NV. P3-NV’s Advances to BACC include all years prior, for which balances have, historically, not been settled periodically between the Parties and, thus have carried forward one year to the next. All transactions related to these Services and Deficit Funding Agreements (including accrued interest) have been eliminated in consolidation.

There were no advances transacted between P3-NV and KWA during 2021 or 2020.

Atrio Health Plans

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended	Year Ended
	through December 31,	through December 2,	December 31,	December 31,
	2021	2021	2020	2019
Revenue Earned from Capitation	$11,483,345	$142,904,723	$146,469,571	$—
Management Fees	180,768	2,022,076	2,230,984	—
Claims Paid	14,684,345	146,216,160	148,905,784	—

Atrio Health Plans was established in 2004 and has since grown to serve Medicare beneficiaries in numerous counties throughout Oregon. Atrio works closely with local providers to improve healthcare outcomes of the population(s) served. In 2019, Chicago Pacific Founders (“CPF”) made an equity investment in Atrio. CPF is also a principal holder of shares of Class V common stock and Common Units of P3 LLC. Beginning in 2020, the Company has a Full-Risk capitation agreement in place with Atrio whereby the Company is delegated to perform services on behalf of Atrio’s members assigned to the Company. These delegated services include but are not limited to provider network credentialing, patient authorizations and medical management (care management, quality management and utilization management).

Note 28: Variable Interest Entities

The Company prepares its consolidated financial statements in accordance with ASC 810 which provides for the consolidation of VIEs of which an entity is the primary beneficiary.

In connection with the Business Combinations further described in Note 1, the Company became the sole managing member of P3 LLC. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. As a result, P3 LLC is considered a VIE. As the sole managing member, the Company has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits and accordingly is considered the primary beneficiary. Since P3 LLC represents substantially all the assets and liabilities of the Company, the numbers and language below refer to only VIEs held at the P3 LLC level.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, P3 LLC is the primary beneficiary of the Network.

P3, LLC entered Stock Transfer Restriction Agreements with the Practice Shareholders of the Network. The Stock Transfer Restriction Agreements, by way of a call option, unequivocally permit P3 LLC to appoint Successor Physicians if a Practice Shareholder vacates their ownership position.

Pursuant to ASC 810 both the “power of control” and “economics” criteria were reviewed for VIE consideration. P3 LLC’s ability to appoint Successor Physicians to the Network demonstrates “power of control”. Also, there are Deficit Funding Agreements in place between P3 LLC and the Network. The Deficit Funding Agreement between P3 LLC and the members of the Network states that P3 LLC will advance funds, as needed, to support working capital needs to the extent operating expenses exceed gross revenue. These funding arrangements further illustrate and fulfill the economic criteria for VIE consolidation.

Practice Shareholders, who are employees of the Company, retain equity ownership in the Network, which represents nominal non-controlling interests. The non-controlling interests do not participate in the profit or loss of the Network, however.

P3 LLC, directly or indirectly via its wholly-owned subsidiaries, may not use or access any net assets of these VIEs to settle its obligations or the obligations of its wholly-owned subsidiaries. Additionally, the creditors of the VIE do not have recourse to the credit of the Company.

The following tables provide a summary of the VIE’s assets, liabilities and operating performance.

	Successor	Predecessor
		2020
	2021	(As Restated)
ASSETS
Cash	$7,570,247	$183,836
Client Fees and Insurance Receivable, net	60,815	335,358
Prepaid Expenses and Other Current Assets	406,372	285,363
Property and Equipment, net	36,416	22,309
Investment in Other P3 Entities	6,000,000	—
TOTAL ASSETS	$14,073,850	$826,866
LIABILITIES AND MEMBERS’ DEFICIT
Accounts Payable and Accrued Expenses	$4,804,704	$686,680
Accrued Payroll	1,303,615	1,019,940
Due to Consolidated Entities of P3	24,110,831	19,354,259
TOTAL LIABILITIES	30,219,150	21,060,879
MEMBERS’ DEFICIT	(16,145,300)	(20,234,013)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$14,073,850	$826,866

	Successor	Predecessor
	December 3, 2021	January 1, 2021	Year Ended	Year Ended
	through December 31,	through December 2,	December 31, 2020	December 31, 2019
	2021	2021	(As Restated)	(As Restated)
Revenue	$843,747	$7,580,124	$7,611,427	$4,389,688
Expenses	1,202,951	12,293,365	13,100,138	13,035,788
Net Loss	$(359,204)	$(4,713,241)	$(5,488,711)	$(8,646,100)

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 29: Warrants

As of December 31, 2020, there were 858,351 Class D warrants outstanding for the predecessor entity. In conjunction with the Term Loan issued November 19, 2020, the predecessor entity issued 858,351 10-year warrants to purchase shares of Series D Preferred Units at $4.68 per share. The warrants were recorded as a liability on the consolidated balance sheet with a balance of $6,316,605 as of December 31, 2020. During the year ended December 31, 2020, no change in the fair value of the warrant liability was recognized in the consolidated statements of operations (See note 8 “Fair Value Measurements and Hierarchy” for further information). During 2021, 858,351 warrants were exercised on a cashless basis, with an exercise price of $4.68 per share as part of the Business Combinations. There were no Class D Warrants outstanding as of December 31, 2021.

As of December 31, 2021, there were an aggregate of 10,819,167 warrants outstanding, which include the Public Warrants and Private Placement Warrants. Each warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants became exercisable 30 days after the completion of the Business Combinations. The Public Warrants will expire five years after the completion of the Business Combinations. The Company has the right to redeem the Public Warrants when the price per Class A ordinary share equals or exceeds $18.00 for 20 days within a 30-day trading period. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are subject to certain transfer restrictions, are not redeemable by the Company if they are held by Sponsors and are exercisable on a cashless basis.

The Public Warrants and Private Placement Warrants are recorded as a liability on the consolidated balance sheets with a balance of $11,382,826 as of December 31, 2021. A gain of $2,271,659 was recognized in the Successor Period of 2021, and a loss of $7,664,869 was recognized in the Predecessor Period of 2021 from the change in fair value of the warrant liability in the consolidated statements of operations. During 2021, zero Public Warrants and Private Placement Warrants were exercised.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 30: Restatement of Quarterly Financial Information (Unaudited)

We have restated herein our previously issued unaudited condensed consolidated financial statements for each interim period within the fiscal years ended December 31, 2021 and December 31, 2020. See Note 2 “Restatement of Previously Issued Financial Statements” for additional information.

	As Previously	Network	Preferred Returns	Class A Units	Revenue
	Reported	Adjustments	Adjustments	Adjustment	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of September 30, 2021 (Unaudited)
Class A Units Subject to Possible Redemption	$—	$—	$—	$43,656,270	$—	$43,656,270
Class D Units Subject to Possible Redemption	54,936,716	—	(7,895,162)	—	—	47,041,554
Contributed Capital	41,764,270	—	—	(41,764,270)	—	—
Class A Preferred Returns	6,594,660	—	(6,594,660)	—	—	—
Accumulated Equity-Based Compensation	2,747,960	—	—	(921,092)	—	1,826,868
Retained Loss from Non-Controlling Interests	(26,231,059)	26,231,059	—	—	—	—
Accumulated Deficit (formerly Accumulated Loss from Controlling Interest)	(203,942,517)	(26,231,059)	14,489,765	(970,908)	—	(216,654,719)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2021 (Unaudited)
Capitated Revenue	$447,137,121	$—	$—	$—	$(3,539,071)	$443,598,050
Other Patient Service Revenue	12,366,111	—	—	—	(3,893,823)	8,472,288
Total Operating Revenue	459,503,232	—	—	—	(7,432,894)	452,070,338
Medical Expenses	459,233,085	—	—	—	(899,940)	458,333,145
Total Operating Expenses	520,053,309	—	—	—	(899,940)	519,153,369
Operating Loss	(60,550,077)	—	—	—	(6,532,954)	(67,083,031)
Interest Expense, net	(13,130,628)	—	6,107,441	—	—	(7,023,187)
Total Other Expenses	(25,193,893)	—	6,107,441	—	—	(19,086,452)
Net Loss Attributable to Non-Controlling Interests	(8,043,678)	8,043,678	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(77,700,292)	(8,043,678)	6,107,441	—	(6,532,954)	(86,169,483)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2021 (Unaudited)
Capitated Revenue	$152,276,992	$—	$—	$—	796,003	$153,072,995
Other Patient Service Revenue	4,243,263	—	—	—	(1,130,303)	3,112,960
Total Operating Revenue	156,520,255	—	—	—	(334,300)	156,185,955
Medical Expenses	161,662,423	—	—	—	(334,300)	161,328,123
Total Operating Expenses	184,643,797	—	—	—	(334,300)	184,309,497
Interest Expense, net	(4,643,254)	—	2,114,063	—	—	(2,529,191)
Total Other Expenses	(6,044,940)	—	2,114,063	—	—	(3,930,877)
Net Loss Attributable to Non-Controlling Interests	(2,801,965)	2,801,965	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(31,366,517)	(2,801,965)	2,114,063	—	—	(32,054,419)

Condensed Consolidated Statement of Changes in Members' Deficit for the Nine Months Ended September 30, 2021
Preferred Return at 8% for Class A Units	$2,779,619	$—	$(2,779,619)	$—	—	$—
Net Loss	(85,743,970)	—	6,107,441	—	(6,532,954)	(86,169,483)
Balance as of September 30, 2021	(179,246,686)	—	7,895,167	(43,656,331)	—	(215,007,850)

Condensed Consolidated Statement of Changes in Members' Deficit for the Three Months Ended September 30, 2021
Preferred Return at 8% for Class A Units	$962,163	$—	$(962,163)	$—	—	$—
Net Loss	(34,168,482)	—	2,114,063	—	—	(32,054,419)
Balance as of September 30, 2021	(179,246,686)	—	7,895,167	(43,656,331)	—	(215,007,850)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021
Net Loss	$(85,743,970)	$—	$6,107,441	$—	(6,532,954)	$(86,169,483)
Health Plan Settlements Receivable/Premiums Receivable	(7,417,477)	—	—	—	6,532,954	(884,523)
Class A and Class D Preferred Returns	6,107,441	—	(6,107,441)	—	—	—

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously	Network	Preferred Returns	Class A Units	Revenue
	Reported	Adjustments	Adjustments	Adjustments	Adjustment	As Restated
Condensed Consolidated Balance Sheet as of June 30, 2021 (Unaudited)
Class A Units Subject to Possible Redemption	$—	$—	$—	$43,656,270	$—	$43,656,270
Class D Units Subject to Possible Redemption	53,784,760	—	(6,743,207)	—	—	47,041,553
Contributed Capital	41,764,270	—	—	(41,764,270)	—	—
Class A Preferred Returns	5,632,496	—	(5,632,496)	—	—	—
Accumulated Equity-Based Compensation	2,392,875	—	—	(921,092)	—	1,471,783
Retained Loss from Non-Controlling Interests	(23,429,094)	23,429,094	—	—	—	—
Accumulated Deficit (formerly Accumulated Loss from Controlling Interest)	(172,576,003)	(23,429,094)	12,375,705	(970,908)	—	(184,600,300)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Capitated Revenue	$294,860,130	$—	$—	$—	$(4,335,073)	$290,525,057
Other Patient Service Revenue	8,122,849	—	—	—	(2,763,520)	5,359,329
Total Operating Revenue	302,982,979	—	—	—	(7,098,593)	295,884,386
Medical Expenses	297,570,662	—	—	—	(565,640)	297,005,022
Total Operating Expenses	335,409,517	—	—	—	(565,640)	334,843,877
Operating Loss	(32,426,538)	—	—	—	(6,532,953)	(38,959,491)
Interest Expense, net	(8,487,374)	—	3,993,325	—	—	(4,494,049)
Total Other Expenses	(19,148,953)	—	3,993,325	—	—	(15,155,628)
Net Loss Attributable to Non-Controlling Interests	(5,241,713)	5,241,713	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(46,333,778)	(5,241,713)	3,993,325	—	(6,532,953)	(54,115,119)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Capitated Revenue	$147,159,665	$—	$—	$—	$(5,598,799)	$141,560,866
Other Patient Service Revenue	4,258,933	—	—	—	(1,233,356)	3,025,577
Total Operating Revenue	151,418,598	—	—	—	(6,832,155)	144,586,443
Medical Expenses	150,679,717	—	—	—	(299,200)	150,380,517
Total Operating Expenses	170,856,707	—	—	—	(299,200)	170,557,507
Operating Loss	(19,438,108)	—	—	—	(6,532,955)	(25,971,063)
Interest Expense, net	(4,406,240)	—	2,036,476	—	—	(2,369,764)
Total Other Expenses	(5,529,823)	—	2,036,476	—	—	(3,493,347)
Net Loss Attributable to Non-Controlling Interests	(1,959,421)	1,959,421	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(23,008,510)	(1,959,421)	2,036,476	—	(6,532,955)	(29,464,410)

Condensed Consolidated Statement of Changes in Members' Deficit for the Six Months Ended June 30, 2021
Preferred Return at 8% for Class A Units	$1,817,564	$—	$(1,817,564)	$—	—	$—
Net Loss	(51,575,491)	—	3,993,325	—	(6,532,953)	(54,115,119)
Balance as of June 30,2021	(146,395,455)	—	6,743,106	(43,656,170)	—	(183,308,519)

Condensed Consolidated Statement of Changes in Members' Deficit for the Three Months Ended June 30, 2021
Preferred Return at 8% for Class A Units	$926,852	$—	$(926,852)	$—	—	$—
Net Loss	(24,967,931)	—	2,036,476	—	(6,532,955)	(29,464,410)
Balance as of June 30,2021	(146,395,455)	—	6,743,106	(43,656,170)	—	(183,308,519)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2021
Net Loss	$(51,575,491)	$—	$3,993,325	$—	(6,532,953)	$(54,115,119)
Health Plan Settlements Receivable/Premiums Receivable	(5,320,861)	—	—	—	6,532,953	1,212,092
Class A and Class D Preferred Returns	3,993,325	—	(3,993,325)	—	—	—

*Rounding may cause variances

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously	Network	Preferred Returns	Class A Units	Revenue
	Reported	Adjustment	Adjustment	Adjustments	Adjustment	As Restated

Condensed Consolidated Balance Sheet as of March 31, 2021 (Unaudited)
Health Plan Settlement Receivables	$3,687,918	$—	$—	$—	$6,532,954	$10,220,872
Total Current Assets	78,762,484	—	—	—	6,532,954	85,295,438
Total Assets	94,189,692	—	—	—	6,532,954	100,722,646
Class A Units Subject to Possible Redemption	—	—	—	43,656,270	—	43,656,270
Class D Units Subject to Possible Redemption	52,675,137	—	(5,633,583)	—	—	47,041,554
Contributed Capital	41,764,270	—	—	(41,764,270)	—	—
Class A Preferred Returns	4,705,644	—	(4,705,644)	—	—	—
Accumulated Equity-Based Compensation	1,829,084	—	—	(921,092)	—	907,992
Retained Loss from Non-Controlling Interests	(21,469,673)	21,469,673	—	—	—	—
Accumulated Deficit (formerly Accumulated Loss from Controlling Interest)	(149,567,493)	(21,469,673)	10,339,227	(970,908)	6,532,954	(155,135,893)
Total Liabilities, Mezzanine Equity & Members' Equity (Deficit)	94,189,692	—	—	—	6,532,954	100,722,646

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Capitated Revenue	$147,700,465	$—	$—	$—	$1,263,725	$148,964,190
Other Patient Service Revenue	3,863,915	—	—	—	(1,530,165)	2,333,750
Total Operating Revenue	151,564,380	—	—	—	(266,440)	151,297,940
Medical Expenses	146,890,945	—	—	—	(266,440)	146,624,505
Total Operating Expenses	164,552,810	—	—	—	(266,440)	164,286,370
Interest Expense, net	(4,081,134)	—	1,956,848	—	—	(2,124,286)
Total Other Expenses	(13,619,130)	—	1,956,848	—	—	(11,662,282)
Net Loss Attributable to Non-Controlling Interests	(3,282,292)	3,282,292	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(23,325,268)	(3,282,292)	1,956,848	—	—	(24,650,712)

Condensed Consolidated Statements of Changes in Members' Deficit for the 3 Months Ended March 31, 2021
Preferred Return at 8% for Class A Units	$890,612	$—	$(890,612)	$—	—	$—
Net Loss	(26,607,560)	—	1,956,848	—	—	(24,650,712)
Balance as of March 31,2021	(122,918,168)	—	5,633,581	(43,656,269)	6,532,954	(154,407,902)

Condensed Consolidated Statements of Cash Flows for the 3 Months Ended March 31, 2021
Net Loss	$(26,607,560)	$—	$1,956,848	—	—	$(24,650,712)
Class A and Class D Preferred Returns	1,956,848	—	(1,956,848)	—	—	—

*Rounding may cause variances

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously	Network	Preferred Returns	Class A Units	Capitated Revenue
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	As Restated

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2020 (Unaudited)
Capitated Revenue	$351,018,290	$—	$—	$—	$1,630,111	$352,648,401
Other Patient Service Revenue	9,645,990	—	—	—	(2,230,451)	7,415,539
Total Operating Revenue	360,664,280	—	—	—	(600,340)	360,063,940
Medical Expenses	348,258,272	—	—	—	(600,340)	347,657,932
Total Operating Expenses	384,971,257	—	—	—	(600,340)	384,370,917
Interest Expense, net	(6,877,619)	—	5,577,812	—	—	(1,299,807)
Total Other Expenses	(6,877,619)	—	5,577,812	—	—	(1,299,807)
Net Loss Attributable to Non-Controlling Interests	(3,449,955)	3,449,955	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(27,734,641)	(3,449,955)	5,577,812	—	—	(25,606,784)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2020 (Unaudited)
Capitated Revenue	$124,461,275	$—	$—	$—	$721,351	$125,182,626
Other Patient Service Revenue	4,379,716	—	—	—	(1,018,851)	3,360,865
Total Operating Revenue	128,840,991	—	—	—	(297,500)	128,543,491
Medical Expenses	127,015,976	—	—	—	(297,500)	126,718,476
Total Operating Expenses	142,355,570	—	—	—	(297,500)	142,058,070
Interest Expense, net	(2,316,579)	—	1,859,270	—	—	(457,309)
Total Other Expenses	(2,316,579)	—	1,859,270	—	—	(457,309)
Net Income Attributable to Non-Controlling Interests	875,560	(875,560)	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(16,706,718)	875,560	1,859,270	—	—	(13,971,888)

Condensed Consolidated Statements of Changes in Members' Deficit for the 9 Months Ended September 30, 2020
Preferred Return at 8% for Class A Units	$2,534,853	$—	$(2,534,853)	$—	$—	$—
Net Loss	(31,184,596)	—	5,577,812	—	—	(25,606,784)
Balance as of September 30, 2020	(84,110,848)	—	3,558,027	(43,656,271)	—	(124,209,092)

Condensed Consolidated Statements of Changes in Members' Deficit for the 3 Months Ended September 30, 2020
Preferred Return at 8% for Class A Units	$840,805	$—	$(840,805)	$—	$—	$—
Net Loss	(15,831,158)	—	1,859,270	—	—	(13,971,888)
Balance as of September 30, 2020	(84,110,848)	—	3,558,027	(43,656,271)	—	(124,209,092)

Condensed Consolidated Statements of Cash Flows for the 9 Months Ended September 30, 2020
Net Loss	$(31,184,596)	$—	$5,577,812	$—	$—	$(25,606,784)
Class A and Class D Preferred Returns	5,577,812	—	(5,577,812)	—	—	—

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously	Network	Preferred Returns	Class A Units	Captital Revenue
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	As Restated

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2020 (Unaudited)
Capitated Revenue	$226,557,015	$—	$—	$—	$908,759	$227,465,774
Other Patient Service Revenue	5,266,273	—	—	—	(1,211,599)	4,054,674
Total Operating Revenue	231,823,288	—	—	—	(302,840)	231,520,448
Medical Expenses	221,242,295	—	—	—	(302,840)	220,939,455
Total Operating Expenses	242,615,687	—	—	—	(302,840)	242,312,847
Interest Expense, net	(4,561,039)	—	3,718,542	—	—	(842,497)
Total Other Expenses	(4,561,039)	—	3,718,542	—	—	(842,497)
Net Loss Attributable to Non-Controlling Interests	(4,325,515)	4,325,515	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(11,027,923)	(4,325,515)	3,718,542	—	—	(11,634,896)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2020 (Unaudited)
Capitated Revenue	$114,042,681	$—	$—	$—	$472,742	$114,515,423
Other Patient Service Revenue	2,821,811	—	—	—	(624,782)	2,197,029
Total Operating Revenue	116,864,492	—	—	—	(152,040)	116,712,452
Medical Expenses	105,777,973	—	—	—	(152,040)	105,625,933
Total Operating Expenses	121,527,179	—	—	—	(152,040)	121,375,139
Interest Expense, net	(2,249,977)	—	1,859,271	—	—	(390,706)
Total Other Expenses	(2,299,977)	—	1,859,271	—	—	(440,706)
Net Loss Attributable to Non-Controlling Interests	(2,774,562)	2,774,562	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(4,188,102)	(2,774,562)	1,859,271	—	—	(5,103,393)

Condensed Consolidated Statements of Changes in Members' Deficit for the 6 Months Ended June 30, 2020
Preferred Return at 8% for Class A Units	$1,694,048	$—	$(1,694,048)	$—	$—	$—
Net Loss	(15,353,438)	—	3,718,542	—	—	(11,634,896)
Balance as of June 30, 2020	(69,173,164)	—	2,539,562	(43,656,272)	—	(110,289,874)

Condensed Consolidated Statements of Changes in Members' Deficit for the 3 Months Ended June 30, 2020
Preferred Return at 8% for Class A Units	$847,048	$—	$(847,048)	$—	$—	$—
Net Loss	(6,962,664)	—	1,859,271	—	—	(5,103,393)
Balance as of June 30, 2020	(69,173,164)	—	2,539,562	(43,656,272)	—	(110,289,874)

Condensed Consolidated Statements of Cash Flows for the 6 Months Ended June 30, 2020
Net Loss	$(15,353,438)	$—	$3,718,542	$—	$—	$(11,634,896)
Class A and Class D Preferred Returns	3,718,542	—	(3,718,542)	—	—	—

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously	Network	Preferred Returns	Class A Units	Capitated Revenue
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	As Restated

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020 (Unaudited)
Capitated Revenue	$112,514,334	$—	$—	$—	$436,017	$112,950,351
Other Patient Service Revenue	2,444,462	—	—	—	(586,817)	1,857,645
Total Operating Revenue	114,958,796	—	—	—	(150,800)	114,807,996
Medical Expenses	115,464,322	—	—	—	(150,800)	115,313,522
Total Operating Expenses	121,088,507	—	—	—	(150,800)	120,937,707
Interest Expense, net	(2,261,063)	—	1,859,271	—	—	(401,792)
Total Other Expenses	(2,261,063)	—	1,859,271	—	—	(401,792)
Net Loss Attributable to Non-Controlling Interests	(1,550,953)	1,550,953	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(6,839,821)	(1,550,953)	1,859,271	—	—	(6,531,503)

Condensed Consolidated Statements of Changes in Members' Deficit for the 3 Months Ended March 31, 2020
Preferred Return at 8% for Class A Units	$846,999	$—	$(846,999)	$—	$—	$—
Net Loss	(8,390,774)	—	1,859,271	—	—	(6,531,503)
Balance as of March 31, 2020	(63,212,106)	—	1,527,340	(43,656,272)	—	(105,341,038)

Condensed Consolidated Statements of Cash Flows for the 3 Months Ended March 31, 2020
Net Loss	$(8,390,774)	$—	$1,859,271	$—	$—	$(6,531,503)
Class A and Class D Preferred Returns	1,859,271	—	(1,859,271)	—	—	—

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 31: Subsequent Events

Events Subsequent to the July 2, 2021 Issuance of the December 31, 2020 Financial Statements (Unaudited)

Subsequent to the July 2, 2021 issuance of the December 31, 2020 consolidated financial statements, events or conditions occurred that led to the conclusion that substantial doubt exists about the Company’s ability to continue as a going concern as further described in Note 3.

Transaction Bonus Agreements

As disclosed in the Form 8-K filed on May 18, 2022, the Company’s Board of Directors approved entering into employment agreements and transaction bonus agreements with the Company’s Chief Executive Officer and Chief Medical Officer. The transaction bonus agreements provide for aggregate payments by the Company of $10,000,000 in 2022, which will be charged to operating expense in 2022.

Nasdaq Notification

On May 18, 2022, the Company received a notification from the listing qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that as a result of the Company’s untimely filing of the its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “First Quarter Form 10-Q”), the Company was not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial

On July 19, 2022, Nasdaq granted us a grace period of up to 180 calendar days from the due date of the 2021 Form 10-K, or until September 27, 2022, in which to regain compliance with the Listing Rule. On August 17, 2022, we received a deficiency notice from Nasdaq as a result of the delay in filing its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Second Quarter Form 10-Q”), indicating that any additional Nasdaq exception to allow the Company to regain compliance with all delinquent filings, including the Second Quarter Form 10-Q, would be limited to September 27, 2022. Because the Company did not file the 2021 Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q with the SEC before September 27, 2022, Nasdaq notified the Company on September 28, 2022, that the Nasdaq Listing Qualifications Department has initiated a process to delist the Company’s securities from Nasdaq as a result of the Company not being in compliance with the Listing Rule. On October 5, 2022, the Company appealed Nasdaq’s delisting determination by requesting a hearing before the Nasdaq Hearing Panel (the “Panel”), which request automatically stays the suspension of the Company’s securities for a period of 15 days from the date of the request. The Nasdaq Staff granted the Company’s request for a hearing, which is scheduled for November 3, 2022, and the Company’s request to extend the stay of any trading suspension pending the hearing and the issuance of a final Panel decision.

There can be no assurance that our appeal will be successful.

Goodwill

Due to the decrease in the share price over the second quarter of 2022, the Company will record a goodwill impairment of $851.5 million as of June 30, 2022. The amount was not recorded at December 31, 2021 or March 31, 2022 as the decline in the share price was considered temporary under the ASC 350 guidance as of those dates.