Form 10-Q
period 2022-03-31
P3 Health Partners Inc.
filed 2022-10-21
CIK 1832511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

(702) 910-3950

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Class A Common Stock, par value $0.0001 as of October 14, 2022, was 41,578,890. The number of outstanding shares of the Registrant’s Class V Common Stock, par value $0.0001 as of October 14, 2022, was 202,024,923.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) for the quarterly period ended March 31, 2022, may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Form 10-Q entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	our management has performed an analysis of our ability to preserve an adequate level of liquidity for a period extending twelve months and has identified substantial doubt about our ability to continue as a going concern. As a result of this analysis, we may look to add additional capital or may delay or scale back growth as needed, to generate liquidity and positive cash flow as soon as possible;
●	our ability to recognize the anticipated benefits of the Business Combinations (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the Business Combinations;
●	changes in applicable laws or regulations;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors, including economic instability and inflationary conditions;
●	the possibility that we may never achieve or maintain profitability;
●	the difficulty in evaluating our future prospects, as well as risks and challenges, due to the new and rapidly evolving business and market and our limited operating history;
●	the possibility that we may need to raise additional capital to fund our existing operations, develop and commercialize new services or expand our operations;
●	possible difficulty managing growth and expanding operations;
●	the continuing impact of the COVID-19 pandemic on operations, which may materially and adversely affect our business and financial results;
●	our ability to retain qualified personnel;
●	our ability to successfully execute on growth strategies, including identifying and developing successful new geographies, physician partners, payors and patients, and accurately estimating the size, revenue or medical expense amounts of target geographies;
●	delays and uncertainties in the timing and process of reimbursements by third-party payors and individuals, including any changes or reductions in Medicare reimbursement rates or rules;

●	the termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
●	reductions in the quality ratings of the health plans we serve;
●	the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively;
●	spending changes in the healthcare industry;
●	we, our affiliated professional entities and other physician partners may become subject to medical liability claims;
●	a failure in our information technology systems;
●	security breaches, loss of data or other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information, expose us to liability and our reputation may be harmed and we could lose revenue, clients and members;
●	any future litigation against us could be costly and time-consuming to defend;
●	failure to adhere to all of the complex government laws and regulations that apply to our business could result in fines or penalties, being required to make changes to our operations or experiencing adverse publicity;
●	failure to establish and maintain effective internal control over financial reporting and remediate identified material weaknesses;
●	failure to comply with the continued listing standards of Nasdaq;
●	the possibility that our arrangements with affiliated professional entities and other physician partners is found to constitute improper rendering of medical services or fee splitting under applicable state laws;
●	the possibility that we face inspections, reviews, audits and investigations under federal and state government programs and contracts;
●	the impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown;
●	the transition from volume to value-based reimbursement models may have a material adverse effect on our operations;
●	the risks and uncertainties identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Form 10-Q; and
●	the risks and uncertainties described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART IFINANCIAL INFORMATION

Item 1.Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Successor
	As of March 31, 2022	As of December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$110,345,801	$140,477,586
Restricted Cash	356,242	356,286
Health Plan Receivables	94,587,702	50,251,004
Clinic Fees and Insurance Receivables, Net	767,396	1,090,104
Other Receivables	587,833	726,903
Prepaid Expenses and Other Current Assets	6,743,525	6,959,067
TOTAL CURRENT ASSETS	213,388,499	199,860,950
LONG-TERM ASSETS:
Property and Equipment	9,085,895	8,230,250
Less: Accumulated Depreciation	(757,158)	(182,321)
Property and Equipment, Net	8,328,737	8,047,929
Goodwill	1,309,750,216	1,309,750,216
Intangible Assets, Net	814,677,323	835,838,605
Notes Receivable, Net	3,561,508	3,590,715
Right of Use Asset	6,933,928	7,020,045
TOTAL LONG-TERM ASSETS	2,143,251,712	2,164,247,510
TOTAL ASSETS (1)	$2,356,640,211	$2,364,108,460
LIABILITIES, MEZZANINE EQUITY and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$21,726,910	$17,730,683
Accrued Payroll	7,686,205	6,304,362
Health Plans Settlements Payable	18,640,013	22,548,694
Claims Payable	137,407,952	101,958,324
Premium Deficiency Reserve	36,511,129	37,835,642
Accrued Interest	10,011,573	8,771,065
Current Portion of Long-Term Debt	23,144	46,101
Short-Term Debt	2,394,079	3,578,561
TOTAL CURRENT LIABILITIES	234,401,005	198,773,432
LONG-TERM LIABILITIES:
Right of Use Liability	6,327,733	6,296,883
Warrant Liabilities	17,244,101	11,382,826
Contingent Consideration	3,577,417	3,486,593
Long-Term Debt	80,000,000	80,000,000
TOTAL LONG-TERM LIABILITIES	107,149,251	101,166,302
TOTAL LIABILITIES (1)	341,550,256	299,939,734
COMMITMENTS AND CONTINGENCIES (NOTE 23)
MEZZANINE EQUITY
Redeemable Non-Controlling Interest	1,752,115,963	1,790,617,285
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 41,578,890 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	4,158	4,158
Class V Common Stock, $.0001 par value; 205,000,000 shares authorized; 197,103,405 shares and 196,553,523 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	19,710	19,655
Additional Paid in Capital	312,945,752	312,945,752
Accumulated Deficit	(49,995,628)	(39,418,124)
TOTAL STOCKHOLDERS’ EQUITY	262,973,992	273,551,441
TOTAL LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY	$2,356,640,211	$2,364,108,460
(1)	The Company's condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities ("VIEs"). As discussed in Note 25: Variable Interest Entities, P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and numbers below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC's VIEs totaling $9.2 million and $8.1 million as of March 31, 2022, and December 31, 2021, respectively, and total liabilities of the P3 LLC's consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $7.8 million and $6.1 million as of March 31, 2022, and December 31, 2021, respectively. These VIE assets and liabilities do not include $6.0 million of investment in affiliates as of March 31, 2022, and December 31, 2021, and $25.5 million and $24.1 million of amounts due to affiliates as of March 31, 2022, and December 31, 2021, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets. See Note 25 "Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
		(As Restated)
OPERATING REVENUE:
Capitated Revenue	$269,684,815	$148,964,190
Other Patient Service Revenue	3,859,519	2,333,750
TOTAL OPERATING REVENUE	273,544,334	151,297,940
OPERATING EXPENSES:
Medical Expenses	265,820,802	146,624,505
Premium Deficiency Reserve	(1,324,513)	2,000,000
Corporate, General and Administrative Expenses	38,599,412	15,059,076
Sales and Marketing Expenses	864,530	270,241
Amortization of Intangibles	21,161,282	—
Depreciation	590,549	332,548
TOTAL OPERATING EXPENSES	325,712,062	164,286,370
OPERATING LOSS	(52,167,728)	(12,988,430)
OTHER INCOME (EXPENSES):
Interest Expense, net	(2,761,250)	(2,124,286)
Mark-to-Market of Stock Warrants	(5,861,276)	(9,537,996)
TOTAL OTHER INCOME (EXPENSE)	(8,622,526)	(11,662,282)
LOSS BEFORE INCOME TAXES	(60,790,254)	(24,650,712)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	(60,790,254)	(24,650,712)
LESS NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(50,212,750)	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(10,577,504)	$(24,650,712)
NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.25)	N/A1

See accompanying notes to condensed consolidated financial statements.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(UNAUDITED)

Predecessor
	Class A		Class D		Class B‑1		Class C
									Redemption of	Accumulated	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Profit Interest	Deficit	Deficit
MEMBERS' DEFICIT, DECEMBER 31, 2020 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	6,000,000	$380,000	1,302,083	$67,474	$(180,000)	$(130,485,179)	$(130,217,705)
Class C Unit Based Compensation	—	—	—	—	—	—	333,750	460,515	—	—	460,515
Net Loss	—	—	—	—	—	—	—	—	—	(24,650,712)	(24,650,712)
MEMBERS’ DEFICIT, MARCH 31, 2021 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	6,000,000	$380,000	1,635,833	$527,989	$(180,000)	$(155,135,891)	$(154,407,902)

Successor
						Additional Paid in
	Redeemable Noncontrolling	Class A Common Stock		Class V Common Stock		Capital	Accumulated Deficit	Total Stockholders’ Equity
	Interests	Shares	Amount	Shares	Amount	Amount	Amount	Amount
STOCKHOLDERS’ EQUITY (DEFICIT), December 31, 2021	$1,790,617,285	41,578,890	$4,158	196,553,523	$19,655	$312,945,752	$(39,418,124)	$273,551,441
Vesting of stock compensation awards	—	—	—	549,822	55	—	—	55
Stock compensation	11,711,428	—	—	—	—	—	—	—
Net Loss	(50,212,750)	—	—	—	—	—	(10,577,504)	(10,577,504)
STOCKHOLDERS’ EQUITY (DEFICIT), March 31, 2022	$1,752,115,963	41,578,890	$4,158	197,103,345	$19,710	$312,945,752	$(49,995,628)	$262,973,992

See Accompanying Notes to Condensed Consolidated Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
		(As Restated)
Cash Flows from Operating Activities
Net Loss	$(60,790,254)	$(24,650,712)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	590,549	332,548
Amortization of Intangibles	21,161,282
Stock-Based Compensation	11,711,428	460,515
Amortization of Discount from Issuance of Debt	—	310,653
Mark-to-Market Adjustment of Stock Warrants	5,861,276	9,537,996
Amortization of Debt Origination Fees	—	171,936
Premium Deficiency Reserve	(1,324,513)	2,000,000
Non-Cash Interest Expense	90,824	—
Changes in Assets and Liabilities:
Accounts Receivable	805,178	(46,822)
Health Plan Receivables / Premiums	(44,336,698)	(8,235,713)
Other Current Assets	215,542	(5,931)
Net Change in ROU Assets and Liabilities	58,423	9,014
Accounts Payable	4,018,630	85,555
Accrued Payroll	1,381,843	710,148
Accrued Interest	1,240,508	874,850
Health Plan Payables / Premiums	(3,908,681)	1,988,897
Claims Payable	35,449,628	3,335,346
Net Cash used in Operating Activities	(27,775,035)	(13,121,720)
Cash Flows from Investing activities
Purchase of Property and Equipment	(877,165)	(656,177)
Increase in Notes Receivable, Net	(272,190)	(73,495)
Net Cash used in Investing Activities	(1,149,355)	(729,672)
Cash Flows from Financing activities
Repayment of Short-Term and Long-Term Debt	(1,207,439)	(22,224)
Net Cash used in Financing Activities	(1,207,439)	(22,224)
Net Change in Cash and Restricted Cash	(30,131,829)	(13,873,616)
Cash and Restricted Cash, Beginning of Period	140,833,872	39,902,947
Cash and Restricted Cash, End of Period	$110,702,043	$26,029,331

See accompanying notes to condensed consolidated financial statements.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Organization and Basis of Presentation

Description of Business and Business Combination

P3 Health Partners Inc. (the “Company” or “P3”) is a patient-centered and physician-led population health management company and the successor to P3 Health Group Holdings, LLC

P3 Health Group Holdings, LLC and Subsidiaries was founded on April 12, 2017, and began commercial operations on April 20, 2017, to provide population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under Medicare Advantage programs. Medicare Advantage programs are insurance products created solely for Medicare beneficiaries. Insurance plans contract directly with the Centers for Medicare and Medicaid Services (“CMS”) to offer Medicare beneficiaries benefits that replace traditional Medicare Fee for Service (“FFS”) coverage.

On December 3, 2021, (the “Closing Date”), the Company consummated the transactions pursuant to which, among other things, P3 Health Group Holdings, LLC merged with and into FAC Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Foresight Acquisition Corp. (“Foresight” or “Merger Sub”) (the “P3 Merger”), with Merger Sub as the surviving company, which was renamed P3 Health Group, LLC (“P3 LLC”), and FAC-A Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight, FAC-B Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight (together with FAC-A Merger Sub Corp., the “Merger Corps”) merged with and into CPF P3 Blocker-A, LLC, a Delaware limited liability company, CPF P3 Blocker-B, LLC a Delaware limited liability company (together with CPF P3 Blocker-A, LLC, the “Blockers”), with the Blockers as the surviving entities and wholly-owned subsidiaries of Foresight (collectively, the “Business Combinations”). Upon completion of the Business Combinations (the “Closing”), the Company and P3 LLC were organized in an “Up-C” structure in which all of the P3 LLC operating subsidiaries are held directly or indirectly by P3 LLC, and the Company directly owned approximately 17.1% of P3 LLC and became the sole manager of P3 LLC. Following Closing, substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interest in P3 LLC. In connection with the closing of the transactions, the Company changed its name from Foresight Acquisition Corp. to P3 Health Partners Inc.

The Company’s contracts with health plans are based on an at-risk shared savings model. Under this model, the Company is financially responsible for the cost of all contractually covered services provided to members assigned to the Company by health plans in exchange for a fixed monthly “capitation” payment, which is generally a percentage of the payment health plans receive from CMS. Under this arrangement, Medicare beneficiaries generally receive all their healthcare coverage through the Company’s network of employed and affiliated physicians and specialists (except for emergency situations).

The services provided to health plans’ members vary by contract. These may include utilization management, care management, disease education, and maintenance of a quality improvement and quality management program for members assigned to the Company. Effective January 1, 2019, the Company is also responsible for the credentialing of Company providers, processing and payment of claims and the establishment of a provider network for certain health plans. At March 31, 2022, and December 31, 2021, the Company had agreements with twenty and seventeen health plans, respectively.

The Company has Management Services Agreements (“MSAs”) and deficit funding agreements with Kahan, Wakefield, Abdou, PLLC and Bacchus, Wakefield, Kahan, PC, P3 Health Partners Professional Services P.C., P3 Medical Group, P.C. and P3 Health Partners California, P.C. (collectively, the “Network”). As more fully described in Note 25 “Variable Interest Entities”, the entities in the Network are variable interest entities and the Company is the primary beneficiary of the Network. The MSAs provide that the Company or its subsidiaries will furnish administrative personnel, office supplies and equipment, general business services, contract negotiation and billing and collection services to the Network. Fees for these services are the excess of the Network’s revenue over expenses. Per the deficit funding agreements, the Company or its subsidiaries are obligated to lend amounts to the Network to the extent expenses exceed revenues. The loan will bear interest at prime plus 2%.

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our 2021 Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in our 2021 Form 10-K. There have been no significant changes to our accounting policies and estimates during the three months ended March 31, 2022, from those previously disclosed in the 2021 Form 10-K.

As a result of the Business Combinations, for accounting purposes, Foresight is the acquirer and P3 Health Group Holdings, LLC is the accounting acquiree and predecessor. The financial statement presentation includes the financial statements of P3 Health Group Holdings, LLC as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”) and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of P3 Health Group Holdings, LLC.

As a result of the application of the acquisition method of accounting as of the Closing Date of the Business Combinations, the accompanying unaudited condensed consolidated financial statements include a black line division that indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

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

Restatement of Prior Year Amounts

As discussed in the Company’s 2021 consolidated financial statements included in the 2021 Form 10-K, the Company restated the previously issued unaudited condensed consolidated financial statements for each interim period within the fiscal years ended December 31, 2021, and December 31, 2020.

Note 2: Restatement of Previously Issued Financial Statements

The Company has restated the condensed consolidated financial statements for the three months ended March 31, 2021.

Network

Since 2017, P3 Health Group Holdings and P3 Health Partners, LLC (collectively with P3 Health Partners, Inc., "P3") have entered into a collective of arrangements with the Network whereby P3 consolidates the Network under the Variable Interest Entity model in accordance with ASC Topic 810, Consolidation (“ASC 810”). Historically, all of the net losses incurred by the Network has been allocated to loss attributable to non-controlling interests. Based on an analysis of the deficit funding agreement between P3 and the Network, P3 is obligated to fund losses incurred by the Network. Because P3 is contractually obligated to fund the losses, losses incurred by the Network should not be allocated to non-controlling interests.

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

The Company's accounting for the loss in controlling interests instead of non-controlling interests has no impact on the Company's current or previously reported cash position, revenue, operating expenses or total operating, investing or financing cash flows.

Preferred Returns

P3's capital structure consists of Class A Units, which represent commitments from the Company’s private equity sponsors, and Class D Units, which represents an additional investment from a private equity sponsor. Both the Class A and Class D Units have voting rights and, accrue a preferred return in the amount of 8.0% per annum.

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

Capitated Revenues

Medicare pays capitation using a “risk adjustment model”, which compensates providers based on the health status (acuity) of each individual patient (via a Risk Adjustment Factor, “RAF”). The Company’s policy is to recognize the variable RAF component of capitation revenues, to the extent that it is probable a significant reversal will not occur.  At the December 31, 2020 balance sheet date the Company determined its estimates of the RAF components of certain capitation revenues were constrained and therefore not estimable, as it was not probable a significant reversal would not occur.  The Company subsequently collected the RAF components of capitation payments prior to the issuance of the 2020 financial statements, effectively relieving the constraints which previously existed at the December 31, 2020 balance sheet date. As a result, capitation revenues for 2020 were restated based on the results of management’s analysis of the RAF component of cash receipts collected prior to the issuance 2020 financial statements which were previously determined to not be estimable. The revenue now recognized in 2020 was previously recognized in June of 2021. The total amount of the RAF adjustment was $6,532,954.

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

Disclosure Correction

The disclosure of the condensed financial statement of the Company’s consolidated VIE has been corrected for accrued interest and interest expense relating to the advances made to the VIE for the period ended March 31, 2021 (see Note 25).  There is no impact to the condensed consolidated financial statements of the Company of this correction to the disclosures.

The following tables summarize the restatement adjustments on each financial statement line item affected by the restatement as of the dates, and for the periods, indicated:

	As Previously	Network	Preferred Returns	Class A Units	Revenue
	Reported	Adjustment	Adjustment	Adjustments	Adjustment	As Restated
Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Capitated Revenue	$147,700,465	$—	$—	$—	$1,263,725	$148,964,190
Other Patient Service Revenue	3,863,915	—	—	—	(1,530,165)	2,333,750
Total Operating Revenue	151,564,380	—	—	—	(266,440)	151,297,940
Medical Expenses	146,890,945	—	—	—	(266,440)	146,624,505
Total Operating Expenses	164,552,810	—	—	—	(266,440)	164,286,370
Interest Expense, net	(4,081,134)	—	1,956,848	—	—	(2,124,286)
Total Other Expenses	(13,619,130)	—	1,956,848	—	—	(11,662,282)
Net Loss Attributable to Non-Controlling Interests	(3,282,292)	3,282,292	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(23,325,268)	(3,282,292)	1,956,848	—	—	(24,650,712)
Condensed Consolidated Statements of Changes in Members’ Deficit for the 3 Months Ended March 31, 2021
Preferred Return at 8% for Class A Units	$890,612	$—	$(890,612)	$—	—	$—
Net Loss	(26,607,560)	—	1,956,848	—	—	(24,650,712)
Balance as of March 31,2021	(122,918,168)	—	5,633,581	(43,656,269)	6,532,954	(154,407,902)

Condensed Consolidated Statements of Cash Flows for the 3 Months Ended March 31, 2021
Net Loss	$(26,607,560)	$—	$1,956,848	—	—	$(24,650,712)
Class A and Class D Preferred Returns	1,956,848	—	(1,956,848)	—	—	—
Consolidated Statements of Changes in Members’ Deficit for the Year Ended December 31, 2020
Balance as of December 31, 2020	$(97,661,735)	$—	$4,567,346	$(43,656,270)	$6,532,954	$(130,217,705)

*Rounding may cause variances

Note 3: Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had losses of $60,790,254 for the three-month periods ended March 31, 2022, and $24,650,712 for the three-month periods ended March 31, 2021. Such losses were primarily the result of costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.

As of March 31, 2022, and December 31, 2021, the Company had $110,345,801 and $140,477,586, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital, and the Company will need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company, and its subsidiaries, all of which are controlled by the Company through majority voting control, and variable interest entities for which the Company is the primary beneficiary. As more fully described in Note 25 “Variable Interest Entities”, the Company is the primary beneficiary of the following physician practices (“Network”):

Kahan, Wakefield, Abdou, PLLC (“KWA”)

Bacchus, Wakefield, Kahan, PC (“BACC”)

P3 Health Partners Professional Services PC

P3 Medical Group, P.C.

P3 Health Partners California, P.C.

All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (“VIE” or “VIEs”)

Management analyzes whether the Company has any financial interests in VIEs. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), requires a reporting entity to consolidate a VIE when that reporting entity has a variable interest that provides it with a controlling financial interest in the VIE. The entity which consolidates a VIE is referred to as the primary beneficiary of the VIE. See Note 25 “Variable Interest Entities”.

Segment Reporting

The Company presents the financial statements by segment in accordance with Accounting Standard Codification Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability based on consolidated revenues and adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company has one reportable segment.

Management’s Use of Estimates

Preparation of these condensed consolidated financial statements and accompanying footnotes, in conformity with U.S. GAAP, requires Management to make estimates and assumptions that could affect amounts reported here. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID 19. See Note 23 “Commitments and Contingencies” for further discussion on the impact of COVID-19.

The areas where significant estimates are used in these accompanying condensed consolidated financial statements include revenue recognition, the liability for unpaid claims, unit-based and share-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived assets (including intangible assets and goodwill), fair value of acquired assets and liabilities in Business Combinations, fair value of liability classified instruments and judgments related to deferred income taxes. Actual results could differ from those estimates.

Earnings (Loss) per Share and Member Unit

Basic and diluted net loss per share attributable to common stockholders in the Successor Period is presented in conformity with the two-class method required for participating securities.

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

The Company analyzed the calculation of net loss per member unit for the Predecessor Period and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per member unit information has not been presented for the Predecessor Period.

Cash and Restricted Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at banks. Accounts at each institution are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2022, and December 31, 2021, the Company maintained its cash in bank deposit accounts that, at times, may have exceeded FDIC insured limits. Management does not expect any losses to occur on such accounts.

At March 31, 2022, and December 31, 2021, the Company had unrestricted cash of $110,345,801 and $140,477,586, respectively, deposited at banking institutions which are subject to the FDIC insured limit.

	Successor
	March 31, 2022	December 31, 2021
Checking	$110,345,801	$140,477,586
Restricted	356,242	356,286
Total Cash Balances	$110,702,043	$140,833,872

Restricted Cash is that which is held for a specific purpose (such as payment of partner distributions and legal settlements) and is thus not available to the Company for immediate or general business use. Restricted Cash appears as a separate line item on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash reported on the condensed consolidated balance sheet at March 31, 2021, that sum to the total of this item reported in the condensed consolidated statement of cash flows.

Predecessor
March 31, 2021
Unrestricted	$22,341,413
Restricted	3,687,918
Total Cash Balances	$26,029,331

Revenue Recognition and Revenue Sources

The Company categorizes revenue based on various factors such as the nature of contracts and order to billing arrangements as follows:

	Successor		Predecessor
			Three Months
	Three Months		Ended
	Ended		March 31, 2021
Revenue Type	March 31, 2022	% of Total	(As Restated)	% of Total
Capitated Revenue	$269,684,815	98.6%	$148,964,190	98.5%
Other Patient Service Revenue:
Clinical Fees & Insurance Revenue	1,882,254	0.7%	821,762	0.5%
Care Coordination / Management Fees	1,921,105	0.7%	1,503,353	1.0%
Incentive Fees	56,160	0.0%	8,635	0.0%
Total Other Patient Service Revenue	3,859,519	1.4%	2,333,750	1.5%
Total Revenue	$273,544,334	100.0%	$151,297,940	100.0%

The following table depicts the health plans from which the Company has a concentration of revenue that is 10.0% or more:

	Successor		Predecessor
	Three Months		Three Months
	Ended		Ended
Plan Name	March 31, 2022	% of Total	March 31, 2021	% of Total
Health Plan C	$55,321,176	20.2%	$19,280,237	12.7%
Health Plan B	48,019,382	17.6%	33,952,002	22.5%
Health Plan A	45,238,065	16.5%	43,254,924	28.6%
Health Plan D	36,862,961	13.5%	27,694,259	18.3%
All Other	88,102,750	32.2%	27,116,518	17.9%
Total Revenue	$273,544,334	100.0%	$151,297,940	100.0%

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity’s performance obligation is complete, and revenue is earned, upon the transfer of a promise to deliver services to customers commensurate with consideration to which it would expect to be received in exchange for the actual delivery of those services. The terms of the contract and all relevant facts and circumstances should be considered when applying this guidance. This includes application of a practical expedient (a “portfolio approach”) to contracts with similar characteristics and circumstances. Specific revenue streams are described in more detail below.

Capitated Revenue

The Company contracts with health plans using an at-risk (shared savings) model. Under the at-risk model, the Company is responsible for the cost of all covered services provided to members assigned by the health plans to the Company in exchange for a fixed premium payment, which generally is a percentage of the payment based on health plans’ premiums received from CMS. Through this capitation arrangement, the Company stands ready to provide assigned Medicare Advantage beneficiaries all their medical care via the Company’s directly employed and affiliated physician/specialist network.

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

Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g., month) and is recognized net of projected acuity adjustments and performance incentives or penalties as Management cannot reasonably estimate the ultimate PMPM payment of those contracts. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity. There were no premium risk adjustments recorded in 2021 or the first quarter of 2022 as related to prior years. As the period between the time of service and time of payment is typically one year or less, Management elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company’s contracts with health plans may include core functions and services for managing assigned patients’ medical care. The combination of those services is offered as one “single solution” (“bundle”). Capitation contracts have a single performance obligation that is a stand ready obligation to perform healthcare services to the population of enrolled members and constitutes a series for the provision of managed healthcare services for the term of the contract, which is deemed to be one month since the mix of patients-customers can change month over month. The Company does not offer nor price each individual function as a standalone a la carte service to health plans. However, the addition or exclusion of certain services may be negotiated and reflected in each health plan’s specific total percent of the premium (“POP”).

At March 31, 2022, and December 31, 2021, the Company had POP contracts in effect with 20 health plans (across 5 states) and 17 health plans (across 4 states), respectively.

Each month, in accordance with contractual obligations (for non-delegated health plans; e.g. – those for which the Company has not been delegated for claims processing), each plan funds a medical claims payment reserve equal to a defined percentage of premium attributable to members assigned to the Company. In turn, the Company administers and funds medical claims for contractually covered services, for assigned health plan members, from that health plan’s reserve. On a quarterly or monthly basis, health plans conduct a settlement of the reserve to determine any surplus or deficit amount. The reconciliation and distribution of the reserve occur within 120 days following the end of each quarter. An annual settlement reconciliation and distribution from all funds occurs within twenty-one months following each year-end.

At March 31, 2022, and December 31, 2021, health plan receivables and health plan settlement payables, by health plan, by year, were as follows:

	Health Plan Receivables
	Successor
	March 31, 2022	December 31, 2021
Health Plan A	$11,959,398	$4,695,712
Health Plan B	25,363,650	15,473,828
Health Plan C	21,171,875	1,380,752
Health Plan D	5,403,444	6,651,586
Health Plan E	1,925,609	2,439,046
Health Plan F	2,481,449	2,925,751
Health Plan G	4,810	239,375
Health Plan H	5,393,408	2,185,619
Health Plan I	1,195,066	1,134,750
Health Plan J	(76,957)	149,915
Health Plan K	3,458,907	2,705,147
Health Plan L	1,086,891	899,560
Health Plan M	3,079,579	1,747,116
Health Plan N	1,380,499	974,092
Health Plan O	2,799,215	666,291
Health Plan P	343,015	106,162
Health Plan Q	209,930	61,990
Health Plan R	4,008,617	3,578,682
Health Plan S	289,045	—
Health Plan T	2,606,401	2,175,324
Health Plan U	503,851	60,306
Total Health Plan Receivables	$94,587,702	$50,251,004

	Health Plan Settlement Payables
	Successor
	March 31, 2022	December 31, 2021
Health Plan A	$109,084	$—
Health Plan B	11,700,274	11,700,274
Health Plan D	—	3,882,250
Health Plan F	5,847,814	6,085,425
Health Plan G	835,623	776,164
Health Plan I	(166,562)	(215,626)
Health Plan O	(910)	(39,151)
Health Plan U	226,209	226,209
Health Plan V	88,481	133,149
Total Health Plan Settlement Payables	$18,640,013	$22,548,694

At March 31, 2022, and December 31, 2021, Management has deemed the Company’s settlement receivables to be fully collectible from those health plans where the Company is not delegated for claims processing. Accordingly, a constraint on the variable consideration associated with settlement receivables is not necessary.

Other Patient Service Revenue(s) – Clinical Fees and Insurance Revenue

Clinic fees and insurance revenues relate to net patient fees received from various payers and direct patients (“self-payers”) under contracts in which the Company’s sole performance obligation is to provide healthcare services through the operation of medical clinics. The Company recognizes clinic fees and insurance revenue in the period in which services are provided, on the date of service, under FFS payment arrangements, revenue is recognized on the date of service. The Company’s performance obligations are typically satisfied in the same day services are provided. All the Company’s contracts with its customers under these arrangements include a single performance obligation.

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

Other Patient Service Revenue(s) – Shared Risk Revenue

P3 LLC (via one of its wholly owned subsidiaries – P3 Health Partners ACO, LLC “AzCC”) receives 30% of the shared risk savings from parties with whom it contracts under four separate arrangements. These arrangements are driven solely by medical cost containment year-over-year (“YoY”) expense reductions. This key performance indicator (“KPI”) is measured by the aggregate change in per member per year (“PMPY”) medical costs. If the sequential YoY PMPY aggregate change yields a reduction, the Company receives 30% of the associated total cost savings for that year. Conversely, if the sequential YoY PMPY aggregate change yields an increase in medical costs, no monies are due the Company that year. This KPI is compiled and reviewed on a calendar year basis. The Company recognizes shared risk revenue only upon the receipt of cash. Therefore, the likelihood of any significant revenue reversal in the future is non-existent.

Other Patient Service Revenue(s) – Care Coordination Fees and Management Fees

The Company’s delegated health plans may also pay a Care Coordination Fee (“CCF”) or Management Fee to the Company. CCFs and Management Fees are intended to fund the costs of delegated services provided to certain health plans. CCFs are specifically identified and separated in each monthly capitation payment the Company receives from these parties. None of the Company’s other health plans bifurcate CCFs nor are any of them contractually required to do so.

The Company uses a portfolio approach to account for CCFs and Management Fees. Based on similarities of the terms of the care coordination and administrative services, Management believes that revenue recognized by utilizing the portfolio approach approximates that which it would have realized if an individual contract approach were applied.

Patient Fees Receivable

Substantially, all client fees and insurance receivables are due under FFS contracts with third party payors, such as commercial insurance companies (“Commercial”), government-sponsored healthcare programs (“Medicare/ Medicaid”) or directly from patients (“Self-Pay”). Management continuously monitors activities from payors (including patients) and records an estimated price concession based on specific contracts and actual historical collection patterns. Patient fees receivable, where a third-party payor is responsible for the amount due, are carried at amounts determined by the original charges for services provided less implicit and explicit price concessions. Price concessions represent amounts made for contractual adjustments (discounts). Patient fees receivable is included in Clinic Fees and Insurance Receivables in the Company’s condensed consolidated balance sheets and are recorded net of contractual allowances.

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

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, Management tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided, the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded in the first quarter of 2022. See Note 11 “Goodwill.”

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

Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements (“ASC 820”). The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 8 “Fair Value Measurements and Hierarchy” for further discussion):

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

Note 5: Recent Accounting Pronouncements Adopted

ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. It is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the ASU in the first quarter of 2022 on a prospective basis. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”)

ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company adopted ASU 2014-04 in the first quarter of 2022 on a prospective basis. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

ASU 2021-10, Government Assistance (Topic 8352), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”)

In November 2021, the FASB issued ASU 2021-10. ASU 2021-10 requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model including (i) information about the nature of the transactions and the related accounting policy used to account for the transaction; (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company adopted the ASU prospectively on January 1, 2022. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

Note 6: Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016 13”). ASU 2016 13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for the Company beginning January 1, 2023. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. Adoption is not currently expected to have a material impact on the Company’s financial statements.

Note 7: Business Combinations

Foresight Business Combinations

On December 3, 2021, the Company entered into the Business Combinations described in Note 1 “Organization and Basis of Presentation.” The Business Combinations represent a forward merger and is accounted for using the acquisition method of accounting under which P3 Health Group Holdings, LLC is treated as the acquired company for financial reporting purposes. This determination is based primarily on the following facts:

(i)	The Company is the sole managing member of P3 LLC subsequent to the consummation of the Business Combinations, and the managing member conducts, directs and exercises full control over all activities of P3 LLC. The non-managing members of P3 LLC do not have substantive kick-out or participating rights; and

(ii)	No one predecessor stakeholder of P3 had a controlling interest in P3 before or has a controlling interest in the combined company after the Business Combination. The Business Combination is not a transaction between entities under common control.

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

Under the acquisition method of accounting, Foresight’s assets and liabilities are recorded at carrying value and the assets and liabilities associated with P3 LLC are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The acquisition method of accounting is based on ASC Topic 805, Business Combinations (“ASC 805”) and uses the fair value concepts defined in ASC 820. In general, ASC 805 requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date by the accounting acquirer, which was determined to be Foresight.

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

As a result of the Business Combinations, P3 LLC, which represents substantially all of the economic activity of the Company, is a subsidiary of the Company. Since the Company is the sole managing member of P3 LLC following the Business Combinations, the P3 LLC Units held by P3 Equityholders are classified as Redeemable Noncontrolling Interests in the Company’s financial statements for financial reporting purposes. An allocation of net income or loss representing the percentage of ownership of P3 LLC not controlled by the Company, will be attributed to the Redeemable Noncontrolling Interests in the Company’s statement of operations.

Upon the completion of the Business Combinations, the Company entered into a Tax Receivable Agreement (“TRA”) with certain of the P3 Equityholders and P3 LLC. The TRA provides for the payment to the P3 Equityholders of 85% of the income tax benefits, if any, that are actually realized. At the completion of the Business Combinations, the Company did not record a TRA liability related to the tax savings it would realize from the utilization of such tax benefits after concluding it is not probable that such a liability would be paid based on its estimates of future taxable income, consistent with the Company’s conclusion that it is not more-likely-than-not to realize its deferred tax assets. See Note 16 “Income Taxes” for further information.

The following summarizes the purchase price consideration:

Purchase Consideration	Amounts
Equity	$80,300,733
Fair Value of Noncontrolling Interest	1,807,427,576
Stock Compensation Pre-combination Services	26,313,476
Cash Consideration	18,405,083
Payment of P3 Health Group Holdings, LLC's Transaction Costs	19,151,752
Total Purchase Consideration	$1,951,598,620

The Company recorded the allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the Closing Date. The allocation reflects the fair value of assets and liabilities associated with the Company’s other acquisitions in 2021 which occurred in the Predecessor period described below with the exception of Medcore Health Plan, Inc. (“Medcore HP”) and Omni IPA Medical Group, Inc. (“Omni”), which occurred in the Successor Period.

The aggregate purchase price consideration for the P3 LLC acquisition has been allocated as follows:

Purchase Price Allocation	Amounts
Assets Acquired:
Cash	$5,300,842
Restricted Cash	54,095
Health Plan Settlement Receivables	47,733,033
Clinic Fees and Insurance Receivables, Net	426,064
Other Receivables	1,880,939
Prepaid Expenses and Other Current Assets	938,413
Property and Equipment, Net	7,875,234
Intangible Assets, Net:
Customer Relationships	684,000,000
Provider Network	3,700,000
Trademarks	147,700,000
Goodwill	1,278,452,778
Notes Receivable	3,734,012
Right of Use Assets	6,870,279
Total Assets Acquired	$2,188,665,689

Liabilities Assumed:
Accounts Payable and Accrued Expenses	$25,819,091
Accrued Payroll	2,868,664
Health Plans Settlements Payable	25,007,542
Claims Payable	76,031,460
Premium Deficiency Reserve	11,559,067
Accrued Interest	9,268,846
Current Portion of Long-Term Debt	301,443
Lease Liability	6,210,956
Long-Term Debt, Net of Current Portion	80,000,000
Total Liabilities Assumed	$237,067,069
Net Assets Acquired	$1,951,598,620

Goodwill represents the excess of the purchase price over the fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. $3.8 million of goodwill recognized in the Business Combinations is expected to be deductible for tax purposes. See Note 16 “Income Taxes”. The useful life of acquired definite lived intangible assets is 10 years.

Other Acquisitions

On December 27, and December 31, 2021, respectively, the Company acquired 100% of the outstanding equity of Medcore HP and the net assets of Omni (collectively the “Medcore Acquisition”). Medcore HP is a health plan licensed under the California Knox-Keen Health Care Service Plan Act of 1975, and Omni is an independent practice association located in California. Omni serves as Medcore HP’s contracted and fully delegated physician network providing medical services to Medcore HP’s patients and members. Because of the extensive inter-reliance of these two businesses, the Company accounted for the purchases as a single, combined business. The total purchase price of $40,013,321 includes $3,486,593 to be paid to the sellers upon resolution of the assumed claims payable, or the cost of services that have been incurred, but not yet reported (“IBNR”), and risk adjustment factor. Due to the volatility of these items, the outcome cannot be currently estimated. Release of this payment, currently expected in the first quarter of 2023, is not subject to resolution of a substantive future contingent event and has therefore been included in the total consideration to be transferred. The cash payment, net of cash acquired and the $3,486,593 retained, was $15,677,205.

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

The aggregate purchase price consideration of the other acquisitions in 2021 has been allocated as follows:

Purchase Price Allocation	Successor Period	Predecessor Period
Assets Acquired:
Cash	$20,547,337	$3,000
Restricted Cash	302,187	—
Health Plan Settlement Receivables	5,754,006	—
Clinic Fees and Insurance Receivables, Net	141,186	—
Other Receivables	726,378	—
Prepaid Expenses and Other Current Assets	1,189,575	—
Property and Equipment, Net	113,436	5,896
Intangible Assets, Net:		—
Customer Relationships	—	2,045,604
Pay or Contracts	4,700,271
Provider Network	1,100,000	—
Trademarks	900,000	—
Medical Licenses	700,000	—
Goodwill	31,297,438	2,934,500
Total Assets Acquired	$67,471,814	$4,989,000

Liabilities Assumed:
Accounts Payable and Accrued Expenses	$150,196	$—
Accrued Payroll	277,074	—
Health Plans Settlements Payable	133,149	—
Claims Payable	26,898,074	—
Total Liabilities Assumed	27,458,493	—
Net Assets Acquired	$40,013,321	$4,989,000

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents combined results of operations for the periods presented as if the acquisition of P3 Health Group Holdings, LLC and the Medcore Acquisition had occurred on January 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, accelerated vesting of equity compensation and income attributable to non-controlling interest holders.

Three Months Ended
March 31,
2021
(Unaudited)
Total Operating Revenue	$186,188,678
Net Profit	$(72,130,030)
Net Loss Attributable to Non-controlling Interest	$(59,579,405)
Net Loss Attributable to Controlling Interest	$(12,550,625)

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical condensed consolidated financial statements of the Company, the Company’s Predecessor Periods and the Company’s Successor Period.

The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the P3 Health Group Holdings, LLC acquisition, assuming the acquisition had occurred on January 1, 2021, including the following:

1)	Transaction costs of approximately $39.4 million are assumed to have occurred on January 1, 2021 and are recognized as if incurred on January 1, 2021.
2)	The acceleration of certain stock-based awards of $2.4 million are assumed to have occurred on January 1, 2021 and are recognized as if incurred on January 1, 2021.

Note 8: Fair Value Measurements and Hierarchy

See Note 4 “Significant Accounting Policies” for a summary of the Company’s policies relating to fair value measurements.

The following table presents the carrying amounts of the Company’s financial instruments at March 31, 2022, and December 31, 2021:

	Successor
	March 31, 2022	December 31, 2021
Financial assets:
Cash	$110,345,801	$140,477,586
Restricted cash	356,242	356,286
Clinics fees and insurance receivables, net	767,396	1,090,104
Other receivables	587,833	726,903
Financial liabilities:
Accounts payable and accrued expenses	21,726,910	17,730,683
Warrant liabilities	17,244,101	11,382,826

The book value of cash, clinic fees and insurance receivables, net, other receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity and high liquidity of these instruments. Liabilities for private placement warrants are measured at fair value using Level 3 inputs.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liability as of March 31, 2022,	$16,761,251	$—	482,850	$17,244,101
Warrant liability as of December 31, 2021	10,880,550	—	502,276	11,382,826

The key Level 3 inputs into the option pricing model as of March 31, 2022, relating to the Private Placement Warrants to purchase Class A Common Stock were as follows:

Volatility	60.00%
Risk-Free Interest rate	2.42%
Exercise Price	$11.50
Expected Term	4.7 Years

The key Level 3 inputs into the option pricing model as of December 31, 2021, relating to the Private Placement Warrants to purchase Class A Common Stock were as follows:

Volatility	60.00%
Risk-Free Interest rate	1.26%
Exercise Price	$11.50
Expected Term	4.9 Years

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

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning Balance of Private Warrant Liability	$502,276	$6,316,605
Mark-to-Market Adjustment for Stock Warrants	(19,426)	9,537,996
Ending Balance of Private Warrant Liability	$482,850	$15,854,601

Note 9: Patient Fees Receivable

Patient fees receivable is included in Clinic Fees and Insurance Receivables in the Company’s condensed consolidated balance sheets and consisted of the following categories for each of the periods ending March 31, 2022, and December 31, 2021, presented below:

	Successor
	March 31, 2022	December 31, 2021
Total Receivables: Gross	$2,669,300	$2,641,182
Less: Contractual Allowances	(2,157,418)	(1,968,750)
Receivables Net of Contractual Allowances	$511,882	$672,432

Note 10: Property and Equipment

The Company’s property and equipment balances as of March 31, 2022, and December 31, 2021, consisted of the following:

	Successor
	March 31, 2022	December 31, 2021
Leasehold Improvements	$1,570,477	$1,537,091
Furniture & Fixtures	1,118,182	1,108,184
Computer Equipment & Software	2,765,857	2,700,617
Medical Equipment	414,100	414,100
Software (Development in Process)	3,180,491	2,433,470
Other	36,788	36,788
	9,085,895	8,230,250
Less: Accumulated Depreciation	(757,158)	(182,321)
Property and Equipment, Net	$8,328,737	$8,047,929

Note 11: Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1,309,750,216 as of March 31, 2022, and December 31, 2021. The Company did not make any new acquisitions during the three months ended March 31, 2022.

Based on Management’s qualitative analysis, no goodwill impairment charges were recorded in the period ended March 31, 2022, and the Predecessor period ended March 31, 2021.

Due to the decrease in the share price over the second quarter of 2022, the Company will record a goodwill impairment of $851.5 million as of June 30, 2022. The amount was not recorded at March 31, 2022 as the decline in the share price was considered temporary under the ASC 350 guidance as of those dates.

Note 12: Intangible Assets

The follow tables provide changes in other intangible assets for the three months ended March 31, 2022.

	Customer			Provider	Medical
	Relationships	Trademarks	Payor Contracts	Network	Licenses	Total
Balance at December 31, 2021	$678,300,000	$147,369,167	$4,700,271	$4,769,167	$700,000	$835,838,605
Amortization	(17,118,774)	(3,805,000)	(117,508)	(120,000)	—	(21,161,282)
Balance at March 31, 2022	$661,181,226	$143,564,167	$4,582,763	$4,649,167	$700,000	$814,677,323

Amortization of intangible assets is anticipated to be approximately $84 million in each of the years 2022 through 2026. The weighted average remaining useful life of definite lived intangible assets is 9.7 years.

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

At March 31, 2022, and December 31, 2021, the Company has recorded notes receivable of $3,561,508 and $3,590,715, including accrued interest receivable of $967,176 and $885,243, and net of valuation allowances of $609,821 and $526,808, respectively. The Notes carry maturity dates ranging from December 31, 2021, through December 31, 2028, with interest rates ranging from 5.0% to 10.0%. The short-term components as of March 31, 2022, and December 31, 2021, of these Notes is included in Other Receivables in the Company’s condensed consolidated balance sheets.

Note 14: Claims Payable

Claims payable includes claims reported as of the balance sheet date, including estimates for IBNR, due to third parties for health care services provided to members. IBNR was $137,407,952 and $101,958,324 at March 31, 2022, and December 31, 2021,

respectively. Activity in the liability for claims payable and healthcare expenses for the three months ended March 31, 2022, was as follows:

Successor
Three Months Ended
March 31, 2022
Claims Unpaid, Beginning of Period	$101,958,324
Incurred, Related to:
Current Period	234,493,077
Prior Period(s)	3,331,742
Total Incurred	237,824,819
Paid, Related to:
Current Period	118,045,532
Prior Period(s)	84,329,659
Total Paid	202,375,191
Claims Unpaid Assumed in Acquisitions	—
Claims Unpaid, End of Period	$137,407,952

Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members.

Note 15: Long-Term Debt

On November 19, 2020, the Company entered a Term Loan and Security Agreement (the “Facility” or “Term Loan”) with a commercial lender (“LTD-D”). The Facility was amended on December 21, 2021. The Facility provided funding up to $100,000,000, of which $65,000,000 has been drawn as of March 31, 2022. Access to additional borrowings under the Facility ended upon termination of the commitment period on February 28, 2022. Of the $65,000,000 drawn, $61,058,281 was received (net of $3,941,719 in financing costs). Upon closing of the Business Combinations on December 3, 2021, the unamortized financing costs were written off and the debt was recorded at fair value. The Facility may be used to pay certain indebtedness of the Company and for general working capital needs. Accrued interest was $2,932,184 and $2,259,588 at March 31, 2022, and December 31, 2021, respectively. The Facility includes certain restrictive covenants, including restrictions on the payment of cash dividends. Repayment of principal of all amounts drawn are due at maturity.

The Company was required to meet a borrowing base milestone by demonstrating to the lenders that revenue for any three consecutive month period (ending after the Facility’s closing date, but on or prior to December 31, 2021) were greater than or equal to $125.0 million. Additionally, the Company must remain in compliance with financial covenants including minimum liquidity of $5.0 million and annual minimum revenue levels. Beginning in 2021, and on an annual basis thereafter, the Company must post minimum annual revenue equal to or greater than $395.0 million; increasing to $460.0 million in 2022; $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025 and thereafter. Also, the Company is subject to certain restrictions that include indebtedness and liens. As of December 31, 2021, the Company was not in compliance with its Term Loan covenants related to issuance of the 2021 financial statements with an audit opinion free of a “going concern” qualification or timely filing of the 2021 financial statements. The Term Loan lenders granted (i) a waiver of the covenant under the Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022. We were in compliance with all other covenants under the Facility as of December 31, 2021.  However, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Facility or the lenders of any future indebtedness we may incur will grant us any such waiver or forbearance in the future.

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

In 2019, the Company executed a share repurchase agreement with one of its investors (“LTD-C”) which was subsequently amended on November 19, 2020. The agreement, as amended stipulated $15.0 million originally contributed by the investor would be repaid by the earlier of June 30, 2026, or a change in control transaction. As part of this repurchase agreement, the investor exchanged its owned units back for a $15.0 million note receivable from the Company – thus, no longer holding its former equity position. The note carries interest of 11.0% per year. The principal balance accrued interest and an exit fee of $600,000 is due at maturity. Accrued interest was $7,079,389 and $6,511,477 at March 31, 2022, and December 31, 2021, respectively. The total principal balance is included in Long-Term Debt on the Company’s consolidated balance sheets at March 31, 2022, and December 31, 2021.

The following tables roll forward the long-term debt balances, including current portion, presented in the Company’s condensed consolidated balance sheets:

Successor	LTD-A	LTD-C	LTD-D	LTD-E	Total
Balance at December 31, 2021	$—	$15,000,000	$65,000,000	$46,101	$80,046,101
Issued in 2022	—	—	—	—	—
Principal Payments in 2022	—	—	—	(22,957)	(22,957)
Balance at March 31, 2022	$—	$15,000,000	$65,000,000	$23,144	$80,023,144

As of March 31, 2022, for the periods presented below, the Company’s minimum payments due under debt obligations were as follows:

		Interest		Total Cash
	Principal	PIK	Cash Interest	Payments*
April 1, 2022, to December 31, 2022	$23,144	$3,954,949	$4,161,790	$4,184,934
2023	—	5,624,513	5,675,461	5,675,461
2024	—	6,061,814	5,882,309	5,882,309
2025	65,000,000	6,274,526	19,518,225	84,518,225
2026	15,000,000	1,851,284	20,054,451	35,054,451
Total	$80,023,144	$23,767,086	$55,292,236	$135,315,380

*Total Payments Cash and Non-Cash (PIK)

Long-term debt was comprised of the following at March 31, 2022, and December 31, 2021:

	Successor
	March 31, 2022	December 31, 2021
Total Principal	$80,023,144	$80,046,101
Less: Current Portion of Long-Term Debt	(23,144)	(46,101)
Long Term Debt	$80,000,000	$80,000,000

Short-Term Debt

In 2021, the Company entered into short-term financing agreements totaling $3,683,100 for the funding of certain insurance policies. The terms of the agreements ranged from nine to ten months and the weighted average annual interest rate was 2.6%. Remaining scheduled principal payments as of March 31, 2022, are as follows:

Second quarter 2022	$1,235,955
Third quarter 2022	1,158,124
Total	$2,394,079

Note 16: Income Taxes

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

The Company is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from P3 LLC based on the Company’s economic interest held in P3 LLC. While the Company consolidates P3 LLC for financial purposes, the Company will not be taxed on the earnings attributed to the non-controlling interests. As a result, the income tax burden on the earnings taxed on the non-controlling interests is not reported by the Company in its financial statements.

To calculate the interim tax provision, at the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgements including, but not limited to, the expected operating income for the year, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.

No income tax expenses were incurred for the three months ended March 31, 2022, and 2021, respectively. The Company continues to be in a net operating loss and deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company’s effective tax rate for the three-months ended March 31, 2022, and 2021 was 0.00%. There was no uncertain tax provision nor contingencies as of March 31, 2022, and December 31, 2021.

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

The Company entered into a TRA with selling equity holders of P3 LLC that require the Company to pay 85% of the tax savings that are realized as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combinations, (ii) increases in the tax basis in P3 LLC’s assets as a result of the sale and exchange of the P3 LLC units for the Company’s Class A Common Stock and cash, and (iii) the Company’s utilization of certain tax attributes and of certain other tax benefits, including those attributable to payments under the TRA. The Company will retain the benefit of the remaining 15% of these cash savings.

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

As of March 31, 2022, and December 31, 2021, the Company did not record a TRA liability related to the tax savings it would realize from the utilization of such deferred tax assets because it is not probable that such a liability would be paid based on its estimates of future taxable income, consistent with the Company’s conclusion that it is not more-likely-than-not to realize its deferred tax assets.

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

Note 17: Capitalization and Management Incentive Units

Successor Period

Class A Common Stock

The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share, of which 41,578,890 shares were issued and outstanding on March 31, 2022, and December 31, 2021, respectively. As discussed in the Note 7 “Business Combinations”, upon closing of the Foresight Business Combinations:

●	8,732,517 shares of Class A common stock were issued as part of the purchase consideration;
●	3,737,316 shares of Class A common stock (after redemptions) were no longer subject to redemption;
●	8,738,750 shares of Class A common stock were issued in a private placement to the Founder Holders; and
●	20,370,307 Class A common shares were issued in a private placement pursuant to subscription agreements entered into effective as of March 25, 2021 (the “PIPE Investment”).

Class V Common Stock

The Company is authorized to issue 205,000,000 shares of Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. The holders of Common Units of P3 LLC subscribed for shares of Class V common stock on a one-for-one basis and may exchange their Common Units and Class V common stock together for Class A common stock on a one-for-one basis. All Class V common stock issued as of the Business Combinations date is subject to a 180-day lockup period. As of March 31, 2022, and December 31, 2021, there were 197,103,405 and 196,553,523 shares of Class V common stock issued and outstanding, respectively, and an additional 4,921,578 and 5,471,400 Class V shares which are restricted and subject to time-based vesting requirements related to the underlying incentive units on March 31, 2022, and December 31, 2021, respectively, as further discussed in Note 18.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which zero shares were outstanding as of March 31, 2022, and December 31, 2021.

P3 Health Group, LLC Common Units

In connection with the Business Combinations, all outstanding Class A Units, Class B Units, Class C Units and Class D Units of P3 Health Group Holdings, LLC were converted into the right to receive the merger consideration, which consisted of cash and newly-issued Common Units of P3 LLC. The Common Units were issued in amounts determined in accordance with the Merger Agreement and the then-existing limited liability company agreement of P3 Health Group Holdings, LLC. Each holder of Common Units was issued shares of Class V common stock on a one-for-one basis. At March 31, 2022, and December 31, 2021, there were 243,603,813 common units outstanding at P3 LLC of which the Company held 41,578,890 Common Units and non-controlling interests held the remaining 202,024,923 Common Units outstanding, 4,921,578 and 5,471,400 of which are restricted as discussed above, respectively.

Predecessor Period

Prior to the Business Combinations, P3 Health Group Holdings, LLC’s capital structure consists of Class A Units, which represented commitments from the Company’s private equity sponsors; Class B Units, which represented founders common equity; Class C Units, which represented Management Incentive Units; and Class D Units, which represented an additional investment from a private equity sponsor. Class A and D Units are presented outside of permanent equity in accordance with ASC 480 due to the existence of a redemption provision that is not solely within the control of the P3 Health Group Holdings, LLC.

At December 31, 2020, and March 31, 2021, there were 43,000,000 Class A Units authorized and outstanding; 6,000,000 Class B Units authorized and outstanding; 1,302,083 and 1,635,833 Class C Units authorized and outstanding, respectively; 16,130,034 Class D Units authorized and outstanding. In connection with the Business Combinations, all outstanding Class A, B, C and D Units were converted into the right to receive the merger consideration described above.

Note 18: Share-Based Compensation

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

	Weighted		Weighted
	Average		Average
	Grant-Date	Time Based	Grant-Date	Performance
	Fair Value	Units	Fair Value	Based Units
Outstanding and non-vested at December 31, 2021	$9.20	5,471,400	$—	—
Granted during period	—	—	—	—
Vested	9.20	549,822	—	—
Cancelled/forfeited	—	—	—	—
Outstanding and non-vested at March 31, 2022	$9.20	4,921,578	$—	—

Profit interest awards were issued as part of the Business Combination. Time-based units vest ratably over periods of between one month and two years, so long as the optionee stays employed. The time-based units have a weighted average remaining time to vest of 0.25 years at March 31, 2022.

Stock-Based Compensation Expense

The Company recorded $11,711,428 of stock-based compensation cost for the three months ended March 31, 2022, which is classified in Corporate, General and Administrative Expenses. As of March 31, 2022, there was $12,886,535 of unrecognized equity-based compensation cost. The Company did not recognize any tax benefits related to stock-based compensation for the three months ended March 31, 2022. The Company accounts for forfeitures of awards as they occur.

Stock Options

The following table summarizes time-based stock option activities for the three months ended March 31, 2022:

Weighted
Average
	Number of	Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Outstanding and non-vested at December 31, 2021	—	—	—
Granted	2,034,279	6.43	2.99
Vested	—	—	—
Cancelled/forfeited	—	—	—
Outstanding and non-vested at March 31, 2022	2,034,279	6.43	2.99

The majority of the stock options issued during the period follow a time-based vesting schedule. Most stock options vest ratably over a period between two and five years, so long as the optionee continues to provide services to the Company. Stock options are exercisable into shares of Class V Common Stock. In addition to the time-based units, the Company granted 100,000 performance-based option units to an employee during the period with a strike price of $5.02. The vesting criteria for these units has not yet been achieved, therefore no expense has been recorded in relation to these units.

Note 19: Earnings (Loss) per Share

Loss per Share – Successor Period

The computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented:

Successor
Three Months Ended
March 31, 2022
Net loss	$(60,790,254)
Loss attributable to Non-controlling interest	(50,212,750)
Net loss attributed to Class A common stockholders	(10,577,504)

Weighted average Class A common shares outstanding - basic and diluted EPS	41,578,890
Loss per share attributable to Class A common shareholders - Basic and diluted	(0.25)

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive. The liability-classified Public and Private Warrants are out of the money and thus have no impact on diluted EPS. Additionally, the Company considered the potential conversion of 197,103,405 shares of the Class V common stock as potentially dilutive securities. However, net loss has already been allocated to the non-controlling interests in P3 LLC who hold all of the Class V common stock. Therefore, the inclusion of the Class V common stock on an if-converted basis would not impact the diluted EPS calculation and these shares have been excluded from the table below.

Successor
Three Months Ended
March 31, 2022
Public Warrants	10,541,667
Private Warrants	277,500
Restricted Shares	4,921,578
Options	2,134,279
17,875,024

Note 20: Premium Deficiency Reserve

We assess the profitability of our at-risk share savings arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a PDR is recognized. No PDR was recorded as of December 31, 2020, given the maturing of these health plans. Management concluded a PDR of $36,511,129 and $37,835,642 existed at March 31, 2022, and December 31, 2021, respectively, which represented its estimate of probable contract losses expected to be generated by the Company’s contracts with its health plan partners.

Note 21: Leases

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

The Company entered one new operating lease in the three months ended March 31, 2022.

Lease costs are included within operating expenses on the condensed consolidated statements of operations. The Company does not have any short-term lease costs, nor any sublease income.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Lease costs	$736,535	$488,312

Lease terms and discount rates consisted of the following at each of the periods presented below:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted average remaining lease term (years)	4.96	3.69
Weighted average discount rate	11.22%	10.30%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating and finance lease liabilities recognized on the condensed consolidated balance sheets as of the dates presented.

March 31, 2022
April 1, 2022, to December 31, 2022	$2,028,692
2023	2,121,248
2024	1,911,705
2025	1,631,163
2026	1,089,562
Thereafter	2,240,230
Total Payments for Leases	11,022,600
Less: Interest	(2,666,176)
Present Value of Lease Liabilities	$8,356,424

The current portions of ROU liabilities of $2,028,691 and $2,087,235 are included in Accounts Payable and Accrued Expenses in the Company’s condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, respectively.

Note 22: Redeemable Non-Controlling Interests

Non-controlling interests represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the P3 LLC Common Units held directly by the shareholders other than the Company). The non-controlling interests represent an approximately 83% ownership in P3 LLC as of March 31, 2022.

Generally, P3 LLC Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the limited liability agreement, to require P3 to redeem all or a portion of the Common Units held by such participant, together with a corresponding number of shares of Class V Common Stock, in exchange for Class A Common Stock or at the Company’s option, and subject to certain limitations, in cash. As the noncontrolling interest holders have approximately an 83% voting interest in P3 LLC through their Class V Common Stock and can appoint most of the initial members to the Board of Directors, the ability to elect cash settlement upon redemption is outside of the control of the Company.

The P3 LLC Common Units held by outside shareholders have been classified as redeemable noncontrolling interest in the Company. The cash redemption feature is considered outside of the control of the Company for the reason described above. Therefore, in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the P3 LLC Units are classified as temporary equity in the Company’s condensed consolidated balance sheet.

The redeemable noncontrolling interest was initially measured at its fair value on December 3, 2021. Net income or loss is attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable noncontrolling interest’s share of net income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income or loss. As of March 31, 2022, and December 31, 2021, the fair value of redeemable noncontrolling interest is lower than the initial value, as such, there was no remeasurement adjustment recorded.

In addition, pursuant to the Agreement and Plan of Merger, all non-controlling interest holders are subject to certain lock-up period and as a result, there was no exchange or redemption activity as of March 31, 2022, and December 31, 2021.

Note 23: Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements primarily related to leases. For additional discussion on leases, see Note 21 “Leases” to our condensed consolidated financial statements.

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

In 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement. As of the date of issuance of this Form 10-Q, the renegotiation was in process. The Company has determined it is probable that resolution of this discrepancy will result in an additional payment to the health plan of approximately $10.6 million. This contingent liability was reflected in the Company’s financial statements presented in the 2021 Form 10-K. In the fourth quarter of 2021 during the Predecessor Period, the Company recorded a $3.6 million reduction in operating revenue and a $7.0 million charge to operating expense to account for amounts not previously recorded.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated COVID 19 a global pandemic. The rapid spread of COVID 19 around the world and throughout the U.S. has altered the behavior of businesses and people, with significant negative effects on Federal, state, and local economies, the duration of which continues to remain unknown. Various mandates were implemented by Federal, state, and local governments in response to the pandemic, which caused many people to remain at home along with forced closure of or limitations on certain businesses. This included suspension of elective procedures by healthcare facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to an increase in reported COVID 19 cases. COVID 19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the Company’s patients.

The COVID 19 pandemic did not have a material impact on the Company’s revenues as of the periods ended March 31, 2022, and December 31, 2021. Nearly 97% of the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. Based on claims paid to date, direct costs associated with COVID-19 claims was approximately $83 million for the period March 1, 2020, through March 31, 2022. Management instituted multiple safety measures for the Company’s employees including a work-from-home policy and access to free vaccinations and personal protective equipment.

The full extent to which COVID 19 will directly or indirectly impact the Company, its future results of operations and financial condition will depend on factors which are highly uncertain and cannot be accurately predicted. This includes new and emerging information from the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on the Company’s markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government- imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, Management cannot estimate the length or severity of the impact of the pandemic on the Company’s business. Furthermore, because of the Company’s business model, the full impact of COVID 19 may not be fully reflected in the Company’s results of operations and overall financial condition until future periods. However, Management will continue to closely evaluate and monitor the nature and extent of these potential impacts to the Company’s business, results of operations and liquidity.

Note 24: Related Parties

Intercompany Transactions

BACC entered an agreement (“Services Agreement”) with P3 NV, collectively the “Parties”, under which P3 NV provides BACC with certain management, administrative, and other non-medical support services in connection with BACC’s medical practice.

The Company and its subsidiaries have “Deficit Funding Agreements” with the Network, whereby the Company or its subsidiaries provide loans (“Advances”) from time to time principally for the purpose of working capital support.  Net Advances made to the Network and accrued interest expense were as follows:

Successor
March 31, 2022
Balance at Beginning of Period	$24,110,831
Advanced During Period	1,367,151
Interest Accrued During period	404,315
Balance at End of Period	$25,882,297

Advances, in most cases, have been constructively made by P3 Health Group Holdings, LLC on P3 NV’s behalf, and were therefore deemed Advances made by P3 NV. P3 NV’s Advances to BACC include all years prior, for which balances have, historically, not been settled periodically between the Parties and, thus have carried forward one year to the next. However, all transactions related to these Services and Deficit Funding Agreements (including accrued interest) have been eliminated in consolidation.

There were no advances transacted between P3 NV and KWA during the periods ended March 31, 2022, or December 31, 2021.

Atrio Health Plans

Successor
Three Months Ended
March 31, 2022
Revenue Earned from Capitation	$44,664,681
Management Fees	573,384
Claims Paid	47,258,348

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

Note 25: Variable Interest Entities

The Company prepares its consolidated financial statements in accordance with ASC 810, Consolidation, which provides for the consolidation of VIEs of which an entity is the primary beneficiary.

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

Pursuant to ASC 810, Consolidation, both the “power of control” and “economics” criteria were reviewed for VIE consideration. P3 LLC’s ability to appoint Successor Physicians the Network demonstrates “power of control”. Also, there are Deficit Funding Agreements in place between P3 LLC and the Network. The Deficit Funding Agreement between P3 LLC and the members of the Network states that P3 LLC will advance funds, as needed, to support working capital needs to the extent operating expenses exceed gross revenue. These funding arrangements further illustrate and fulfill the economic criteria for VIE consolidation.

Practice Shareholders, who are employees of the Company, retain equity ownership in the Network, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of the Network, however.

P3 LLC, directly or indirectly via its wholly-owned subsidiaries, may not use or access any net assets of these VIEs to settle its obligations or the obligations of its wholly-owned subsidiaries.

The following tables provide a summary of the VIE’s assets, liabilities and operating performance.

	Successor
ASSETS	March 31, 2022	December 31, 2021
Cash	$8,628,115	$7,570,247
Client Fees and Insurance Receivable, net	29,571	60,815
Prepaid Expenses and Other Current Assets	475,754	406,372
Property, Plant and Equipment, net	45,775	36,416
Investment in Other P3 Entities	6,000,000	6,000,000
TOTAL ASSETS	15,179,215	14,073,850
LIABILITIES AND MEMBERS’ DEFICIT
Accounts Payable and Accrued Expenses	6,225,689	4,804,704
Accrued Payroll	1,593,065	1,303,615
Due to Consolidated Entities of P3	25,511,795	24,110,831
TOTAL LIABILITIES	33,330,549	30,219,150
MEMBERS’ DEFICIT	(18,151,334)	(16,145,300)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$15,179,215	$14,073,850

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
		(As Restated)
Revenue	$12,913,545	$2,038,350
Expenses	14,919,480	5,320,642
Net Loss	$(2,005,935)	$(3,282,292)

Note 26: Warrants

As of December 31, 2020, there were 858,351 Class D warrants outstanding for the predecessor entity. In conjunction with the Term Loan issued November 19, 2020, the predecessor entity issued 858,351 10-year warrants to purchase shares of Series D Preferred Units at $4.68 per share. The warrants were recorded as a liability on the consolidated balance sheet with a balance of $6,316,605 as of December 31, 2020. During the year ended December 31, 2020, no change in the fair value of the warrant liability was recognized in the consolidated statements of operations. During 2021, 858,351 warrants were exercised on a cashless basis, with an exercise price of $4.68 per share as part of the Business Combination. There are no Class D Warrants outstanding as of March 31, 2022, and December 31, 2021.

As of March 31, 2022, and December 31, 2021, there were an aggregate of 10,819,167 warrants outstanding, which include the Public Warrants and Private Placement Warrants. Each warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants became exercisable 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combinations. The Company has the right to redeem the Public

Warrants when the price per Class A ordinary share equals or exceeds $18.00 for 20 days within a 30-day trading period. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are subject to certain transfer restrictions, are not redeemable by the Company if they are held by Sponsors, and are exercisable on a cashless basis.

The Public Warrants and Private Placement Warrants are recorded as a liability on the consolidated balance sheets with a balance of $17,244,101 and $11,382,826 as of March 31, 2022, and December 31, 2021. A loss of $5,861,276 and $9,537,996 was recognized in the period ended March 31, 2022, and the Predecessor Period ended March 31, 2021, respectively, from the change in fair value of the warrant liability in the consolidated statements of operations. During the period ended March 31, 2022, and the year ended December 31, 2021, zero Public Warrants and Private Placement Warrants were exercised.

Note 27: Subsequent Events

Transaction Bonus Agreements

On May 13, 2022, the Company’s board of directors approved entering into employment agreements and transaction bonus agreements with the Company’s Chief Executive Officer and Chief Medical Officer. The transaction bonus agreements provide for aggregate payments by the Company of $10,000,000 in 2022, which will be charged to operating expense in 2022.

Nasdaq Notification

On May 18, 2022, the Company received a notification from the listing qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that as a result of the Company’s untimely filing of the Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “First Quarter Form 10-Q”), the Company was not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Listing Rule”).

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

Goodwill

Due to the decrease in the share price over the second quarter of 2022, the Company will record a goodwill impairment of $851.5 million as of June 30, 2022. The amount was not recorded at March 31, 2022 as the decline in the share price was considered temporary under the ASC 350 guidance as of those dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes included in our 2021 Form 10-K and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements because of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements” and in Part II, Item 1A. Risk Factors and other factors set forth elsewhere in this Form 10-Q.

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

We have leveraged the expertise of our management team’s more than 20 years of experience in population health management, to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient-focused model, 2) physician-led model, and 3) our broad delegated model. Our model operates by entering into arrangements with payors providing for monthly payments to manage the total healthcare needs of members attributed to our primary care physicians. In tandem, we enter into arrangements directly with existing physician groups or independent physicians in the community to join our value-based care network. In our model, physicians are able to retain their independence and entrepreneurial spirit, while gaining access to the tools, teams and technologies that are key to success in a value-based care model, all while sharing in the savings from successfully improving the quality of patient care and reducing costs.

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

Our company was formed in 2017, and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,200 physicians, in 18 markets (counties) across 5 states in four full years of operations as of March 31,2022. Our platform has enabled us to grow our annual revenue by 94% from December 31, 2018, to December 31, 2021. As of March 31, 2022, our PCP network served approximately 100,000 at-risk Medicare Advantage members. We believe we have significant growth opportunities available to us across existing and new markets, with less than 1% of the 491,060 PCPs in the U.S. currently included in our physician network.

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

COVID-19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of P3’s patients. To ensure a coordinated response to the pandemic, we created a COVID-19 Task Force that is supported by team members from across the organization. Our company owned clinics remained open to those members with urgent needs, and we successfully pivoted to a telemedicine offering for routine care in order to protect and better serve our patients, providers, care teams and community. We continued to support our affiliate physician network with the tools, team and technology to provide care to the members we serve. Management did institute multiple safety measures for P3 employees including a work-from-home policy and access to free vaccinations and personal protective equipment. Deeply committed to our employees, we made a conscious decision not to furlough any of our employees, even if their function was disrupted by COVID-19. Due to our recurring contracted revenue model, the COVID-19 pandemic did not have a material impact on P3’s revenues during 2020, 2021 and the period ended March 31, 2022. Nearly 98% the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. P3 estimates that it incurred approximately $83 million of direct costs related to COVID-19 claims during the period from March 1, 2020, through March 31, 2022. We expect to incur additional COVID-19 related costs given the volume of positive cases and “breakthrough” cases (positive cases in vaccinated patients) present in our markets.

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

Business Combinations

On December 3, 2021, the Company consummated the transactions pursuant to which, among other things, P3 Health Group Holdings, LLC merged with and into FAC Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Foresight Acquisition Corp. (“Foresight” or “Merger Sub”), with Merger Sub as the surviving company, which was renamed P3 Health Group, LLC (“P3 LLC”), and Foresight, FAC-A Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight, FAC-B Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight (together with FAC-A Merger Sub Corp., the “Merger Corps”) merged with and into CPF P3 Blocker-A, LLC, a Delaware limited liability company, CPF P3 Blocker-B, LLC a Delaware limited liability company (together with CPF P3 Blocker-A, LLC, the “Blockers”), with the Blockers as the surviving entities and wholly-owned subsidiaries of Foresight (collectively, the “Business Combinations”).

As a result of the Business Combinations (see Note 7 “Business Combinations” to the accompanying condensed consolidated financial statements), the Company was deemed to be the acquirer for accounting purposes, and P3 Health Group Holdings, LLC, which is the business conducted prior to the closing of the Business Combinations, was deemed to be the acquiree and accounting predecessor (the “Predecessor”). The financial statement presentation includes the financial statements of P3 Health Group Holdings, LLC as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”) and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of P3 Health Group Holdings, LLC. The Business Combinations were accounted for as a business combination using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting as of the effective time of the Business Combinations, the financial statements for the Predecessor Period and for the Successor Period are presented on different bases. The historical financial information of the Company (the acquirer) has not been reflected in the Predecessor Period financial statements.

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

The strength of our affiliate physician model and its multiple avenues of growth is evident by our growth from 2018 to March 31, 2022.

At, March 31, 2022, the number of Medicare Advantage at-risk members on our platform was approximately 100,000 compared to approximately 56,900 members at March 31, 2021, representing a growth rate of 76% over this period. The chart and table below illustrates membership growth from 2019 to 2022:

	December 31,	December 31,	December 31,	March 31,
	2019	2020	2021	2022	CAGR
At-risk Medicare Advantage Members	19,700	50,600	67,000	100,000	106%
Year-over-year % change	89%	157%	32%	76%

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

When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we’re able to leverage the investments we previously made to have a faster impact on our expanded footprint. We have historically demonstrated success in effectively growing into new and adjacent markets. As of March 31, 2022, we operate in 18 markets, markets being counties, across five states. P3 is actively pursuing opportunities to expand operations to additional states in the Southwest and Midwest.

Growing Membership in Existing Markets

Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through March 31, 2022, P3 experienced a 98% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.

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

Effectively Managing Member Medical Expense

Our medical claims expense is our largest expense category, representing 77% of our total operating expenses for the three months ended March 31, 2022. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks. For example, in 2019 our Arizona members’ emergency department (“ED”) utilization was 36% lower than the local FFS benchmark and inpatient hospital admission rate was 35% lower than the local FFS benchmark.

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

Non-GAAP Financial Measures and Key Performance Metrics

We use certain non-GAAP financial measures to supplement our condensed consolidated financial statements, which are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These non-GAAP financial measures include Adjusted EBITDA. A non-GAAP financial measure is a numerical measure that departs from GAAP because it includes or excludes amounts that are required under GAAP. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-GAAP financial measures as used by P3 may not be comparable to similarly titled measures used by other companies. The presentation of non-GAAP financial measures provides additional information to investors regarding P3’s results of operations that P3’s management believes is useful for trending, analyzing and benchmarking the performance of P3’s business. See “Supplemental Unaudited Presentation of Consolidated Adjusted EBITDA,” below, for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

In addition to our GAAP and non-GAAP financial information, we monitor the following operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business:

	December 31,	December 31,	December 31,	March 31,
	2019	2020	2021	2022
At-risk members	19,700	50,600	67,000	100,000
Affiliate PCPs	1,000	1,500	2,100	2,200

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

Management determined the transaction price for these contracts is variable as it primarily includes PMPM fees, which can fluctuate throughout the course of the year based on the acuity of each individual enrollee. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g., month) and is recognized net of projected acuity adjustments and performance incentives or penalties as management can reasonably estimate the ultimate PMPM payment of those contracts. We recognize revenue in the month in which attributed members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity.

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

Operating expenses

Medical expenses. Medical expenses primarily include costs of all covered services provided to members by non-P3 employed providers. This also includes an estimate of the cost of services that have been incurred, but not yet reported (“IBNR”). IBNR is recorded as “Claims Payable” in the accompanying condensed consolidated balance sheets. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members. IBNR estimates are made on an accrual basis and adjusted in future periods as required. To the extent we revise our estimates of incurred but not reported claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance.

Corporate, general and administrative expenses. Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for our executive, technology infrastructure, operations, clinical and quality support, finance, legal, and human resources departments. In addition, general and administrative expenses include all corporate technology and occupancy costs.

Sales and marketing expenses. Sales and marketing expenses consist of costs related to patient and provider marketing and community outreach. These expenses capture all costs for both our local and enterprise sales and marketing efforts.

Depreciation and amortization expense. Depreciation expense is associated with our property and equipment. Depreciation includes expenses associated with leasehold improvements, computer equipment and software, furniture and fixtures and internally developed software. Amortization expense is associated with definite lived intangible assets, including trademarks and tradenames, customer contracts, provider network agreements and payor contracts.

Premium deficiency reserve. Premium deficiency reserves are recognized when there is a future probable loss on unearned capitated premiums after deducting estimated and expected claim costs and claim adjustment expenses and maintenance expenses. PDR represents the advance recognition of a probable future loss in the current period’s financial statements. If a PDR exists, the amount is recognized by recording an additional liability for the probable future deficiency on the current period’s condensed consolidated balance sheet with a corresponding non-cash charge to the condensed consolidated statement of operations.

Results of Operations

The Business Combination resulted in the presentation of the Company’s financial statements on different basis for the period January 1, 2022, through March 31, 2022; and the period January 1, 2021, through March 31, 2021. The Company has not provided pro forma statements of operations and cash flows for the periods ended March 31, 2022, and March 31, 2021.

The historical financial information of Foresight (a special purpose acquisition company “SPAC”) prior to the Business Combinations has not been included in the Predecessor financial statements as this information has been determined not to be useful to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into segregated trust accounts until a business combination occurs, at which point they are utilized to fund the business combination. The operations of a SPAC until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, the only activity reported in the Predecessor period was the operations of P3 LLC. Foresight’s historical financial information is excluded from the Predecessor financial information. Thus, the financial results of the Successor and Predecessor entities are expected to be largely consistent with the exception of certain financial statement line items impacted by the Business Combinations. Therefore, Management believes that a discussion of the financial results of the Successor Period of 2022 compared with the Predecessor Period of 2021 is reasonable.

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (dollars in thousands):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	March 31, 2022	% of Revenue	March 31, 2021	% of Revenue
	(Unaudited)		(Unaudited As
			Restated)
OPERATING REVENUE:
Capitated Revenue	$269,685	99%	$148,964	98%
Other Patient Service Revenue	3,859	1%	2,334	2%
TOTAL OPERATING REVENUE	273,544	100%	151,298	100%
OPERATING EXPENSES:
Medical Expenses	265,821	97%	146,625	97%
Premium Deficiency Reserve	(1,325)	0%	2,000	1%
Corporate, General and Administrative Expenses	38,599	14%	15,059	10%
Sales and Marketing Expenses	865	0%	270	0%
Depreciation and Amortization	21,752	8%	333	0%
TOTAL OPERATING EXPENSES	325,712	119%	164,287	108%
OPERATING LOSS	(52,168)	(19)%	(12,989)	(8)%
OTHER INCOME (EXPENSES):
Interest Expense, net	(2,761)	(1)%	(2,124)	(1)%
Mark-to-Market of Stock Warrants	(5,861)	(2)%	(9,538)	(6)%
TOTAL OTHER INCOME (EXPENSE)	(8,622)	(3)%	(11,662)	(7)%
LOSS BEFORE INCOME TAXES	(60,790)	(22)%	(24,651)	(15)%
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	(60,790)	(22)%	(24,651)	(15)%
LESS NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(50,213)	(18)%	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(10,577)	(4)%	$(24,651)	(15)%

Revenue

Capitated revenue was $269.7 million for the three months ended March 31, 2022, or an 81% increase compared to capitated revenue of $149.0 million for the three months ended March 31, 2021. This increase was driven primarily by a 77% increase in the total number of at-risk members from 56,900 at March 31, 2021, to 100,000 at March 31, 2022, as we increased the number of health plan contracts from fourteen to twenty-one and a 2% increase in capitation revenue rates, due to increased premiums from patients with a higher average level of acuity. Capitated revenue was approximately 99% of total revenue for the three months ended March 31, 2022.

Other patient service revenue was $3.9 million for the three months ended March 31, 2022, or a 65% increase compared to other patient service revenue of $2.3 million for the three months ended March 31, 2021. This increase was primarily driven by increased fees associated with care coordination services and additional fees earned at owned clinics. Other patient service revenue was approximately 1% of total revenue for the three months ended March 31, 2022.

Operating expenses

Medical Expenses

Medical expenses were $265.8 million for the three months ended March 31, 2022, or an 81% increase compared to medical expenses of $146.6 million for the three months ended March 31, 2021. The increase was primarily driven by a 77% increase in the total number of at-risk members year-over-year (“YoY”) and a 1% increase in the cost per patient.

Corporate, General and Administrative Expenses

Corporate, general and administrative expenses were  $38.6 million for the three months ended March 31, 2022, or a 166% increase compared to corporate, general and administrative expenses of $15.1 million for the three months ended March 31, 2021. The increase was primarily due to a $11.3 million increase in stock-based compensation expense, a $1.1 million increase in professional fees supporting our operations as a public company, a $3.5 million increase in salary related expenses as the average full time employee count increased from 387 for the three months ended March 31, 2021 to 461 (not including 48 employees from our acquisition of Medcore HP and Omni IPA Medical Group, Inc. in December 2021) for the three months ended March 31, 2022, and $1.5 million of incremental costs associated with Medcore’s operations.

Sales and Marketing Expenses

Sales and marketing expenses were $0.9 million for the three months ended March 31, 2022, or a 220% increase compared to sales and marketing expenses of $0.3 million for the three months ended March 31, 2021. The increase was driven by increases in community outreach spend and higher spending related to patient and provider marketing initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense was $21.8 million for the three months ended March 31, 2022,  compared to $0.3 million for the three months ended March 31, 2021. The increase was associated with definite lived intangible assets acquired in the Business Combinations in the fourth quarter of 2021, including trademarks and tradenames, customer contracts, provider network agreements and payor contracts.

Premium Deficiency Reserve (PDR)

Gain due to PDR adjustment was $1.3 million for the three months ended March 31, 2022, compared to $2.0 million loss due to PDR adjustment for the three months ended March 31, 2021. This decrease was based on management’s assessment of probable future capitated contract losses.

Other (Income)/Expense

Interest expense, net, was $2.8 million for the three months ended March 31, 2022, or a 30% increase compared to interest expense of $2.1 million for the three months ended March 31, 2021. The increase was primarily due to interest associated with the Company’s Term Loan Facility (defined below).

A loss of $5.9 million and $9.5 million was recorded for the three months ended March 31, 2022, and the three months ended March 31, 2021, respectively, for the change in the fair value on the revaluation of warrant liabilities associated with our public, private placement and forward purchase warrants.

Provision for Income Taxes

The provision for income taxes was zero in the three months ended March 31, 2022, and March 31, 2021. As a result of the Business Combinations, substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interest in P3 LLC. P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to U.S. federal, state and local income taxes. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members. Prior to the Business Combinations, the income and losses of oP3 LLC was passed through to its members and nontaxable to P3 LLC.

Net Loss

The net loss of $60.8 million in the three-month period ended March 31, 2022, compares with a net loss of $24.7 million in the three-month period ended March 31, 2021. The $36.1 million increase primarily reflects the $161.4 million increase in total operating expenses, partially offset by the $122.2 million increase in total operating revenue.

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

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to add back the effect of certain expenses, such as mark-to-market warrant expense, PDR, stock-based compensation expense and transaction expenses.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA using data derived from our unaudited consolidated financial statements for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
		(As Restated)
Net loss	$(60,790)	$(24,651)
Interest expense, net	2,761	2,124
Depreciation and amortization expense	21,752	333
Mark-to-market of stock warrants	5,861	9,538
Premium deficiency reserve	(1,325)	2,000
Transaction expense, Business Combinations	1,102	—
Stock-based compensation	11,711	461
Adjusted EBITDA loss	$(18,928)	$(10,195)

Liquidity and Capital Resources

General

To date, we have financed our operations principally through the Business Combination, private placements of our equity securities, payments from our payors and borrowings under the Term Loan Facility (defined below). We generate cash primarily from our contracts with payors. As of March 31, 2022, we had cash and restricted cash of $110.7 million.

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

Following the completion of the Business Combinations (the “Closing”) on December 3, 2021, substantially all of P3’s assets and operations are held and conducted by P3 LLC, the surviving company post-combination. The ability of P3 Health Partners Inc. to pay taxes, make payments under the Tax Receivable Agreement (defined below) and to pay dividends will depend on the financial results and cash flows of P3 LLC and the distributions received from P3 LLC. Deterioration in the financial condition, earnings or cash flow of P3 LLC for any reason could limit or impair P3 LLC’s ability to pay such distributions. Additionally, to the extent that P3 needs funds and P3 LLC is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or P3 LLC is otherwise unable to provide such funds, it could materially adversely affect the liquidity and financial condition of P3. It is anticipated that the distributions P3 will receive from P3 LLC may, in certain periods, exceed the actual tax liabilities and obligations to make payments under the Tax Receivable Agreement.

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

In connection with the Business Combinations, we entered into a Tax Receivable Agreement (“TRA”) with certain of the P3 Equityholders and P3 LLC that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of P3 LLC resulting from any redemptions or exchanges of P3 LLC, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.

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

As noted above, the Company has no recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of March 31, 2022, and December 31, 2021.

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

Liquidity

As of the date of this report, we believe that our cash, cash equivalents and restricted cash are not sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Quarterly Report. This evaluation of our cash resources available over the next twelve months does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or the many factors that determine the company’s capital requirements, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital.  Management continues to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Common Stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan.

As of the date of this report, we believe that our existing cash resources are not sufficient to support planned operations. The matters discussed above raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth summarized cash flows for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited As
		Restated)
Net cash used in operating activities	$(27,775)	$(13,122)
Net cash used in investing activities	(1,149)	(730)
Net cash used in financing activities	(1,208)	(22)
Net change in cash	(30,132)	(13,874)
Cash at beginning of period	140,834	39,903
Cash at end of period	$110,702	$26,029

As of March 31, 2022, our consolidated cash, cash equivalents and restricted cash was $110.7 million, an $84.7 million increase from our balance of $26.0 million as of March 31, 2021.

Net cash used in operating activities for the three months ended March 31, 2022, was $27.8 million, an increase of $14.7 million compared to net cash used in operating activities of $13.1 million for the three months ended March 31, 2021. Significant changes impacting net cash used in operating activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were as follows:

●	a $36.1 million increase in our net loss from $24.7 million for the three months ended March 31, 2021 to $60.8 million for the three months ended March 31, 2022, driven in part by a $38.1 million net increase in certain non-cash expenses including depreciation and amortization, stock-based compensation, mark-to-market adjustments for warrants and premium deficiency reserves and the performance in our capitated contracts and increased at-risk Medicare Advantage members, as described above;
●	an increase in our net health plan receivables for the three months ended March 31, 2022, of $44.3 million compared to an increase in our net health plan receivables for the three months ended March 31, 2021, of $8.2 million;
●	a decrease in our net health plan payables for the three months ended March 31, 2022, of $3.9 million compared to an increase in our net health plan payables for the three months ended March 31, 2021, of $2.0 million; and

●	offset by an increase in our claims payable for the three months March 31, 2022, of $35.4 million compared to an increase in our claims payable for the three months ended March 31, 2021, of $3.3 million;

Net cash used in investing activities for the three months ended March 31, 2022, was $1.1 million compared to $0.7 million for the three months ended March 31, 2021. The $0.4 million increase was driven by the increase in purchase of property, plant and equipment of $0.2 million and increase of net note receivable of $0.2 million.

Net cash used in financing activities for the three months ended March 31, 2022, was $1.2 million compared to $0.02 million for the three months ended March 31, 2021. The $1.2 million increase was primarily driven by the increase in repayment of short-term debt.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of unpaid claims, long-term debt on term loans, unsecured debt and operating leases for our facilities.

The following table summarizes our contractual obligations as of March 31, 2022 (in thousands):

	Payments due by Period
		Less than 1			More than 5
	Total	year	1‑3 years	3‑5 years	years
Unpaid Claims	$137,408	$137,408	$—	$—	$—
Short-term debt	2,394	2,394	—	—	—
Term loan	65,000	—	—	65,000	—
Unsecured debt	15,000	—	—	15,000	—
Lease obligation	8,356	3,146	2,689	1,451	1,070
Other	23	23	—	—	—
Total	$228,181	$142,971	$2,689	$81,451	$1,070

Unpaid claims

As of March 31, 2022, we estimated a balance of unpaid claims due to third parties for health care services provided to members, including estimates for incurred but not reported claims, of $137.4 million. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per members, changes in member mix or simply due to addition of new members.

Term Loan

On November 19, 2020, the Company entered a Term Loan and Security Agreement with CRG Servicing, LLC (the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”). The maturity date of the Term Loan Facility is December 31, 2025. As of March 31, 2022, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and the remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0 % per annum on a quarterly cycle (in arrears) beginning March 31, 2021. Commencing in March of 2021, we have elected to pay 8.0% with the remaining 4.0% being added to principal as “paid in kind (“PIK”) for a period of three years (or twelve payments), in lieu of the full 12.0% in cash.

Under the terms of the Term Loan Agreement, we must remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. In addition, the Term Loan Facility restricts our ability and the ability of our subsidiaries to, among other things, incur indebtedness and liens. Beginning in 2021, and on an annual basis thereafter, the Company must post a minimum amount of annual revenue equal to or greater than $395.0 million; increasing to $460.0 million in 2022; $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025 and thereafter. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. The Company was in compliance with all covenants at March 31, 2022, except for the condition disclosed in Note 15 “Long-term Debt”, where the Company was not in compliance with a covenant related to the issuance of the 2021 financial statements with an audit opinion free of a “going concern” qualification or timely filing of the 2021 financial statements. The Term Loan lenders granted (i) a waiver of the covenant under the Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022.

Unsecured Debt

As of March 31, 2022, we have a $15.0 million unsecured note with a former equity investor. The note carries interest of 11.0% per year. The principal balance plus accrued interest is due at maturity, which is the earlier of June 30, 2026, or a change in control transaction. The Transaction pertaining to P3’s merger with Foresight did not constitute a change in control. As of March 31, 2022, accrued interest totaled $7.1 million on this note.

For additional discussion of our unpaid claims, term loan, unsecured debt and operating and finance leases, see Note 3 “Going Concern and Liquidity”, Note 14 “Claims Payable”, Note 15 “Long-term Debt”, and Note 21 “Leases” in our condensed consolidated financial statements as of and for the period ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Accounting policies, including those requiring the application of significant judgement by management, are described in Note 4 “Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data, and “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There were no material changes to these policies and estimates as compared to those described in our 2021 Form 10-K.

Recent Accounting Pronouncements

See Item 1, Note 5 “Recent Accounting Pronouncements Adopted” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting standards issued and the anticipated effects on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes. As of March 31, 2022, there have been no material changes to our market risk assessment previously disclosed in our 2021 Form 10-K.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2022, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weaknesses in internal control over financial reporting identified in our 2021 Form 10-K for the year ended December 31, 2021, as further described below.

Material Weaknesses

In connection with the audit of our financial statements for the year ended December 31, 2021, and as previously reported, the restatement of the Company’s financial statements for the years ended December 31, 2020 and 2019 as more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to our consolidated financial statements in “Item 15. Exhibits and Financial Statement Schedules” of the Annual Report on the 2021 Form 10-K, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in internal control over financial reporting

Other than the actions to remediate the material weaknesses in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than the legal proceedings disclosed in Part I, Item 3., Legal Proceedings of our 2021 Form 10-K, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition. There have been no material changes or developments in our legal proceedings during the three months ended March 31, 2022, from those previously disclosed in Part I, Item 3., Legal Proceedings of our 2021 Form 10-K.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A., Risk Factors of our 2021 Form 10-K. You should carefully consider the risk factors discussed in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as a part of this report.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosures other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual statement of affairs as of the date they were made or at any other time.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight, P3 Health Group Holdings, LLC, FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight, Merger Sub and P3.	8-K	001-40033	2.1	11/22/2021
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp. (“Foresight”), FAC merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/3/2021
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/3/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/3/2021
3.2	Bylaws of the Company.	8-K	001-40033	3.2	12/3/2021
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					*
101.CAL	Inline XBEL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 20, 2022	P3 Health Partners Inc.

	By:	/s/ Eric A. Atkins
Eric A. Atkins
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)