Form 10-Q
period 2022-06-30
P3 Health Partners Inc.
filed 2022-10-21
CIK 1832511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(702) 910–3950

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) for the quarterly period ended June 30, 2022 may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

5

PART I            FINANCIAL INFORMATION

Item 1.Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2022	As of December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$63,145,379	$140,477,586
Restricted Cash	753,920	356,286
Health Plan Receivables, Net	99,806,410	50,251,004
Clinic Fees and Insurance Receivables, Net	1,931,291	1,090,104
Other Receivables	261,935	726,903
Prepaid Expenses and Other Current Assets	5,080,149	6,959,067
TOTAL CURRENT ASSETS	170,979,084	199,860,950
LONG-TERM ASSETS:
Property and Equipment	9,630,761	8,230,250
Less: Accumulated Depreciation	(1,337,796)	(182,321)
Property and Equipment, Net	8,292,965	8,047,929
Goodwill	458,294,462	1,309,750,216
Intangible Assets, Net	793,553,591	835,838,605
Notes Receivable, Net	3,579,220	3,590,715
Right of Use Asset	9,510,518	7,020,045
TOTAL LONG-TERM ASSETS	1,273,230,756	2,164,247,510
TOTAL ASSETS (1)	$1,444,209,840	$2,364,108,460
LIABILITIES, MEZZANINE EQUITY and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$20,693,070	$17,730,683
Accrued Payroll	3,263,338	6,304,362
Health Plans Settlements Payable	18,022,395	22,548,694
Claims Payable	139,322,367	101,958,324
Premium Deficiency Reserve	35,021,557	37,835,642
Accrued Interest	11,329,930	8,771,065
Current Portion of Long-Term Debt	—	46,101
Short-Term Debt	1,178,229	3,578,561
TOTAL CURRENT LIABILITIES	228,830,886	198,773,432
LONG-TERM LIABILITIES:
Right of Use Liability	10,575,753	6,296,883
Warrant Liabilities	5,429,009	11,382,826
Contingent Consideration	3,674,192	3,486,593
Long-Term Debt	80,000,000	80,000,000
TOTAL LONG-TERM LIABILITIES	99,678,954	101,166,302
TOTAL LIABILITIES (1)	328,509,840	299,939,734
COMMITMENTS AND CONTINGENCIES (NOTE 23)
MEZZANINE EQUITY
Redeemable Non-Controlling Interest	1,007,075,525	1,790,617,285
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 41,578,890 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4,158	4,158
Class V Common Stock, $.0001 par value; 205,000,000 shares authorized; 201,423,309 shares and 196,553,523 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	20,142	19,655
Additional Paid in Capital	312,945,752	312,945,752
Accumulated Deficit	(204,345,577)	(39,418,124)
TOTAL STOCKHOLDERS’ EQUITY	108,624,475	273,551,441
TOTAL LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY	$1,444,209,840	$2,364,108,460
(1)

The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 25: Variable Interest Entities, P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and numbers below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the P3 LLC’s VIEs totaling $9.2 million and $8.1 million as of June 30, 2022 and December 31, 2021, respectively, and total liabilities of the P# LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $7.8 million and $6.1 million as of June 30, 2022 and December 31, 2021, respectively. These VIE assets and liabilities do not include $6.0 million of investment in affiliates as of June 30, 2022 and December 31, 2021, and $28.6 million and $24.1 million of amounts due to affiliates as of June 30, 2022 and December 31, 2021, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets. See Note 25 “Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		(As Restated)		(As Restated)
OPERATING REVENUE:
Capitated Revenue	$267,102,466	$141,560,867	$536,787,281	$290,525,057
Other Patient Service Revenue	2,351,505	3,025,577	6,211,024	5,359,329
TOTAL OPERATING REVENUE	269,453,971	144,586,444	542,998,305	295,884,386
OPERATING EXPENSES:
Medical Expenses	267,448,368	150,380,517	533,269,170	297,005,022
Premium Deficiency Reserve	(1,489,571)	1,000,000	(2,814,084)	3,000,000
Corporate, General and Administrative Expenses	41,098,400	18,390,659	79,697,812	33,449,735
Sales and Marketing Expenses	1,408,096	356,501	2,272,626	626,742
Goodwill impairment	851,455,754	—	851,455,754	—
Depreciation and Amortization	21,720,081	429,830	43,471,912	762,378
TOTAL OPERATING EXPENSES	1,181,641,128	170,557,507	1,507,353,190	334,843,877
OPERATING LOSS	(912,187,157)	(25,971,063)	(964,354,885)	(38,959,491)
OTHER INCOME (EXPENSES):
Interest Expense, net	(2,733,875)	(2,369,764)	(5,495,125)	(4,494,049)
Mark-to-Market of Stock Warrants	11,815,093	(1,123,583)	5,953,817	(10,661,579)
TOTAL OTHER INCOME (EXPENSE)	9,081,218	(3,493,347)	458,692	(15,155,628)
LOSS BEFORE INCOME TAXES	(903,105,939)	(29,464,410)	(963,896,193)	(54,115,119)

PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	(903,105,939)	(29,464,410)	(963,896,193)	(54,115,119)
LESS NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(748,755,990)	—	(798,968,740)	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(154,349,949)	$(29,464,410)	$(164,927,453)	$(54,115,119)
NET LOSS PER SHARE (BASIC)	$(3.71)	N/A1	$(3.97)	N/A1
NET LOSS PER SHARE (DILUTED)	$(3.73)	N/A1	$(4.01)	N/A1

See accompanying notes to condensed consolidated financial statements.

1 The Company analyzed the calculation of net loss per member unit for predecessor periods prior to the Business Combinations and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per member unit information has not been presented for predecessor periods prior to the Business Combinations on December 3, 2021.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(UNAUDITED)

	Class A		Class D		Class B-1		Class C		Redemption of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Profit Interest	Accumulated Deficit	Total Members’ Deficit
MEMBERS' DEFICIT, DECEMBER 31, 2020 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	6,000,000	$380,000	1,302,083	$67,474	$(180,000)	$(130,485,179)	$(130,217,705)
Class C Unit Based Compensation	—	—	—	—	—	—	333,750	460,515	—	—	460,515
Net Loss	—	—	—	—	—	—	—	—	—	(24,650,712)	(24,650,712)
MEMBERS’ DEFICIT, MARCH 31, 2021 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	6,000,000	$380,000	1,635,833	$527,989	$(180,000)	$(155,135,891)	$(154,407,902)
Class B-1 and Class C Unit Based Compensation	—	—	—	—	2,000,000	380,000	140,000	183,792	—	—	563,792
Net Loss	—	—	—	—	—	—	—	—	—	(29,464,410)	(29,464,410)
MEMBERS’ DEFICIT, June 30, 2021 As Restated	43,000,000	$43,656,270	16,130,034	47,041,554	8,000,000	$760,000	1,775,833	$711,781	$(180,000)	$(184,600,301)	$(183,308,520)

	Successor
	Redeemable
	Noncontrolling	Class A Common Stock		Class V Common Stock		Additional	Accumulated	Total
	Interests	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Stockholders' Equity
STOCKHOLDERS' EQUITY (DEFICIT), December 31, 2021	$1,790,617,285	41,578,890	$4,158	196,553,523	$19,655	$312,945,752	$(39,418,124)	$273,551,441
Vesting of stock compensation awards	—	—	—	549,822	55	—	—	55
Stock compensation	11,711,427	—	—	—	—	—	—	—
Net Loss	(50,212,750)	—	—	—	—	—	(10,577,504)	(10,577,504)
STOCKHOLDERS' EQUITY (DEFICIT), March 31, 2022	$1,752,115,962	41,578,890	$4,158	197,103,345	$19,710	$312,945,752	$(49,995,628)	$262,973,992
Vesting of stock compensation awards	—	—	—	4,319,964	432	—	—	432
Stock compensation	3,715,553	—	—	—	—	—	—	—
Net Loss	(748,755,990)	—	—	—	—	—	(154,349,949)	(154,349,949)
STOCKHOLDERS' EQUITY (DEFICIT), June 30, 2022	$1,007,075,525	41,578,890	4,158	201,423,309	20,142	312,945,752	(204,345,577)	108,624,475

See Accompanying Notes to Condensed Consolidated Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
		(As Restated)
Cash Flows from Operating Activities
Net Loss	$(963,896,193)	$(54,115,119)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	43,471,912	762,378
Stock-Based Compensation	15,426,980	1,024,307
Goodwill impairment	851,455,754
Class A and Class D Preferred Returns	—	—
Amortization of Debt Origination Fees	—	349,324
Amortization of Discount from Issuance of Debt	—	621,305
Mark-to-Market Adjustment of Stock Warrants	(5,953,817)	10,661,579
Premium Deficiency Reserve	(2,814,084)	3,000,000
Changes in Assets and Liabilities:
Non-cash Interest Expense	187,599
Accounts Receivable	(376,219)	92,491
Health Plan Receivables / Premiums	(49,555,406)	1,212,093
Other Current Assets	1,890,414	(361,241)
Net Change in ROU Assets and Liabilities	3,556,272	75,337
Accounts Payable	1,163,574	(1,005,876)
Accrued Payroll	(3,041,024)	(2,648,873)
Accrued Interest	2,558,865	1,807,007
Health Plan Payables / Premiums	(4,526,299)	(1,342,803)
Claims Payable	37,364,043	5,736,206
Net Cash used in Operating Activities	(73,087,629)	(34,131,885)
Cash Flows from Investing activities
Purchase of Property, Plant and Equipment	(1,400,511)	(1,883,226)
Acquisitions	—	(82,000)
Increase in Notes Receivable, Net	—	226,808
Net Cash used in Investing Activities	(1,400,511)	(1,738,418)
Cash Flows from Financing activities
Issuance of Long-Term Debt	—	12,750,000
Repayment of Short-Term and Long-Term Debt	(2,446,433)	(44,629)
Loan Origination and Closing Fees	—	(191,250)
Net Cash used in (provided by) Financing Activities	(2,446,433)	12,514,121
Net Change in Cash and Restricted Cash	(76,934,573)	(23,356,182)
Cash and Restricted Cash, Beginning of Period	140,833,872	39,902,947
Cash and Restricted Cash, End of Period	$63,899,299	$16,546,765

See accompanying notes to condensed consolidated financial statements.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Organization and Basis of Presentation

Description of Business and Business Combination

P3 Health Partners Inc. (the “Company” or “P3”) is a patient-centered and physician-led population health management company and the successor to P3 Health Group Holdings, LLC

P3 Health Group Holdings, LLC and Subsidiaries was founded on April 12, 2017 and began commercial operations on April 20, 2017 to provide population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under Medicare Advantage programs. Medicare Advantage programs are insurance products created solely for Medicare beneficiaries. Insurance plans contract directly with the Centers for Medicare and Medicaid Services (“CMS”) to offer Medicare beneficiaries benefits that replace traditional Medicare Fee for Service (“FFS”) coverage.

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

The services provided to health plans’ members vary by contract. These may include utilization management, care management, disease education, and maintenance of a quality improvement and quality management program for members assigned to the Company. The Company is also responsible for the credentialing of Company providers, processing and payment of claims and the establishment of a provider network for certain health plans. At June 30, 2022 and December 31, 2021, the Company had agreements with twenty and seventeen health plans, respectively.

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in our 2021 Form 10-K. There have been no significant changes to our accounting policies and estimates during the six months ended June 30, 2022 from those previously disclosed in the 2021 Form 10-K.

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

Restatement of Prior Year Amounts

As discussed in the Company's 2021 consolidated financial statements included in the 2021 Form 10-K, the Company restated the previously issued unaudited condensed consolidated financial statements for each interim period within the fiscal years ended December 31, 2021 and December 31, 2020.

Note 2: Restatement of Previously Issued Financial Statements

The Company has restated the condensed consolidated financial statements for the three and six months ended June 30, 2021.

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

Disclosure Correction

The disclosure of the condensed financial statement of the Company’s consolidated VIE has been corrected for accrued interest and interest expense relating to the advances made to the VIE for the three and six month periods ended June 30, 2021 (see Note 25).  There is no impact to the condensed consolidated financial statements of the Company of this correction to the disclosures.

The following tables summarize the restatement adjustments on each financial statement line item affected by the restatement as of the dates, and for the periods, indicated:

	As Previously	Network	Preferred Returns	Class A Units	Revenue
	Reported	Adjustments	Adjustments	Adjustments	Adjustment	As Restated
Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Capitated Revenue	$294,860,130	$—	$—	$—	$(4,335,073)	$290,525,057
Other Patient Service Revenue	8,122,849	—	—	—	(2,763,520)	5,359,329
Total Operating Revenue	302,982,979	—	—	—	(7,098,593)	295,884,386
Medical Expenses	297,570,662	—	—	—	(565,640)	297,005,022
Total Operating Expenses	335,409,517	—	—	—	(565,640)	334,843,877
Operating Loss	(32,426,538)	—	—	—	(6,532,953)	(38,959,491)
Interest Expense, net	(8,487,374)	—	3,993,325	—	—	(4,494,049)
Total Other Expenses	(19,148,953)	—	3,993,325	—	—	(15,155,628)
Net Loss Attributable to Non-Controlling Interests	(5,241,713)	5,241,713	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(46,333,778)	(5,241,713)	3,993,325	—	(6,532,953)	(54,115,119)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Capitated Revenue	$147,159,665	$—	$—	$—	$(5,598,799)	$141,560,866
Other Patient Service Revenue	4,258,933	—	—	—	(1,233,356)	3,025,577
Total Operating Revenue	151,418,598	—	—	—	(6,832,155)	144,586,443
Medical Expenses	150,679,717	—	—	—	(299,200)	150,380,517
Total Operating Expenses	170,856,707	—	—	—	(299,200)	170,557,507
Operating Loss	(19,438,108)	—	—	—	(6,532,955)	(25,971,063)
Interest Expense, net	(4,406,240)	—	2,036,476	—	—	(2,369,764)
Total Other Expenses	(5,529,823)	—	2,036,476	—	—	(3,493,347)
Net Loss Attributable to Non-Controlling Interests	(1,959,421)	1,959,421	—	—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(23,008,510)	(1,959,421)	2,036,476	—	(6,532,955)	(29,464,410)

Condensed Consolidated Statement of Changes in Members' Deficit for the Six Months Ended June 30, 2021
Preferred Return at 8% for Class A Units	$1,817,564	$—	$(1,817,564)	$—	$—	$—
Net Loss	(51,575,491)	—	3,993,325	—	(6,532,953)	(54,115,119)
Balance as of June 30,2021	(146,395,455)	—	6,743,106	(43,656,170)	—	(183,308,519)

Condensed Consolidated Statement of Changes in Members' Deficit for the Three Months Ended June 30, 2021
Preferred Return at 8% for Class A Units	$926,852	$—	$(926,852)	$—	$—	$—
Net Loss	(24,967,931)	—	2,036,476	—	(6,532,955)	(29,464,410)
Balance as of June 30,2021	(146,395,455)	—	6,743,106	(43,656,170)	—	(183,308,519)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2021
Net Loss	$(51,575,491)	$—	$3,993,325	$	$(6,532,953)	$(54,115,119)
Health Plan Settlements Receivable/Premiums Receivable	(5,320,861)				6,532,953	1,212,092
Class A and Class D Preferred Returns	3,993,325	—	(3,993,325)		—	—

Condensed Consolidated Statements of Changes in Members' Deficit for the 3 Months Ended March 31, 2021
Preferred Return at 8% for Class A Units	$890,612	$	$(890,612)	$—	$—	$—
Net Loss	(26,607,560)		1,956,848	—	—	(24,650,712)
Balance as of March 31,2021	(122,918,168)		5,633,581	(43,656,269)	6,532,954	(154,407,902)

Consolidated Statements of Changes in Members' Deficit for the Year Ended December 31, 2020
Balance as of December 31, 2020	$(97,661,735)	$—	$4,567,346	$(43,656,270)	$6,532,954	$(130,217,705)

*Rounding may cause variances

Note 3: Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had losses of $ 903,105,939 for the three-month periods ended June 30, 2022 and $29,464,410 for the three-month periods ended June 30, 2021. Such losses were primarily the result of goodwill impairment loss, net increases in certain non-cash expenses including depreciation and amortization, stock-based compensation, mark-to-market adjustments for warrants and premium deficiency reserves as well as costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.

As of June 30, 2022, and December 31, 2021, the Company had $63,145,379 and $140,477,586, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital, and the Company will need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company, and its subsidiaries, all of which are controlled by the Company through majority voting control, and variable interest entities for which the Company is the primary beneficiary. As more fully described in Note 25 “Variable Interest Entities”, the Company is the primary beneficiary of the following physician practices (“Network”):

●	Kahan, Wakefield, Abdou, PLLC (“KWA”)
●	Bacchus, Wakefield, Kahan, PC (“BACC”)
●	P3 Health Partners Professional Services PC
●	P3 Medical Group, P.C.
●	P3 Health Partners California, P.C.

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

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability based on consolidated revenues and adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company has one reportable segment, which reflects how the CODM manages the Company.

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

The areas where significant estimates are used in these accompanying condensed consolidated financial statements include revenue recognition, the liability for unpaid claims, unit-based and share-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived assets (including intangibles and goodwill), fair value of acquired assets and liabilities in Business Combinations, fair value of liability classified instruments and judgments related to deferred income taxes. Actual results could differ from those estimates.

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

The Company analyzed the calculation of net loss per member unit for the Predecessor Period and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per member unit information has not been presented for the Predecessor Periods.

Cash and Restricted Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at banks. Accounts at each institution are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2022 and December 31, 2021, the Company maintained its cash in bank deposit accounts that, at times, may have exceeded FDIC insured limits. Management does not expect any losses to occur on such accounts.

At June 30, 2022 and December 31, 2021, the Company had unrestricted cash of $63,145,379 and $140,477,586, respectively, deposited at banking institutions which are subject to the FDIC insured limit.

	Successor
	June 30, 2022	December 31, 2021
Unrestricted	$63,145,379	$140,477,586
Restricted	753,920	356,286
Total Cash Balances	$63,899,299	$140,833,872

Restricted Cash is that which is held for a specific purpose (such as payment of partner distributions and legal settlements) and is thus not available to the Company for immediate or general business use. Restricted Cash appears as a separate line item on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash reported on the condensed consolidated balance sheet at June 30, 2021, that sum to the total of these items reported in the condensed consolidated statements of cash flows.

Predecessor
June 30, 2021
Unrestricted	$16,322,893
Restricted	223,872
Total Cash Balances	$16,546,765

Revenue Recognition and Revenue Sources

The Company categorizes revenue based on various factors such as the nature of contracts and order to billing arrangements as follows:

	Successor		Predecessor
			Three Months Ended
	Three Months Ended		June 30, 2021
Revenue Type	June 30, 2022	% of Total	(As Restated)	% of Total
Capitated Revenue	$267,102,466	99.1%	$141,560,867	97.9%
Other Patient Service Revenue:
Clinical Fees & Insurance Revenue	264,624	0.1%	1,286,863	0.9%
Shared Risk Revenue	55,154	0.0%	202,011	0.1%
Care Coordination / Management Fees	762,067	0.3%	971,605	0.7%
Incentive Fees	1,269,660	0.5%	565,098	0.4%
Total Other Patient Service Revenue	2,351,505	0.9%	3,025,577	2.1%
Total Revenue	$269,453,971	100%	$144,586,444	100%

	Successor		Predecessor
			Six Months Ended
	Six Months Ended		June 30, 2021
Revenue Type	June 30, 2022	% of Total	(As Restated)	% of Total
Capitated Revenue	$536,787,281	98.9%	$290,525,057	98.2%
Other Patient Service Revenue:
Clinical Fees & Insurance Revenue	2,146,877	0.4%	2,108,627	0.7%
Shared Risk Revenue	55,154	0.0%	202,011	0.1%
Care Coordination / Management Fees	2,683,173	0.5%	1,848,400	0.6%
Incentive Fees	1,325,820	0.2%	1,200,291	0.4%
Total Other Patient Service Revenue	6,211,024	1.1%	5,359,329	1.8%
Total Revenue	$542,998,305	100%	$295,884,386	100%

The following table depicts the health plans from which the Company has a concentration of revenue that is 10.0% or more:

	Successor		Predecessor
			Three Months Ended
	Three Months Ended		June 30, 2021
Plan Name	June 30, 2022	% of Total	(As Restated)	% of Total
Health Plan C	$54,392,897	20.2%	$18,412,847	12.7%
Health Plan B	45,818,789	17.0%	33,449,667	23.2%
Health Plan A	48,047,307	17.8%	39,119,191	27.1%
Health Plan D	36,013,196	13.4%	27,231,621	18.8%
All Other	85,181,782	31.6%	26,373,118	18.2%
Total Revenue	$269,453,971	100%	$144,586,444	100%

	Successor		Predecessor
			Six Months Ended
	Six Months Ended		June 30, 2021
Plan Name	June 30, 2022	% of Total	(As Restated)	% of Total
Health Plan C	$109,714,073	20.2%	$37,693,084	12.7%
Health Plan B	93,838,172	17.3%	67,034,039	22.7%
Health Plan A	93,285,372	17.2%	77,813,676	26.3%
Health Plan D	72,876,157	13.4%	54,925,880	18.6%
All Other	173,284,531	31.9%	58,417,707	19.7%
Total Revenue	$542,998,305	100%	$295,884,386	100%

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

Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g. month) and is recognized net of projected acuity adjustments and performance incentives or penalties as Management cannot reasonably estimate the ultimate PMPM payment of those contracts. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity. There were no premium risk adjustments recorded in 2021 or the first two quarters in 2022 as related to prior years. As the period between the time of service and time of payment is typically one year or less, Management elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

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

At June 30, 2022 and December 31, 2021, the Company had POP contracts in effect with 20 health plans (across 5 states) and 17 health plans (across 4 states), respectively.

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

At June 30, 2022, and December 31,2021, health plan receivables  and health plan settlement payables , by health plan, by year, were as follows:

	Health Plan Receivables
	Successor
	June 30, 2022	December 31, 2021
Health Plan A	$4,296,896	$4,695,712
Health Plan B	24,371,497	15,473,828
Health Plan C	32,543,742	1,380,752
Health Plan D	13,749,578	6,651,586
Health Plan E	517,654	2,439,046
Health Plan F	1,435,258	2,925,751
Health Plan G	19,890	239,375
Health Plan H	3,795,423	2,185,619
Health Plan I	1,504,353	1,134,750
Health Plan J	317,704	149,915
Health Plan K	666,312	2,705,147
Health Plan L	260,317	899,560
Health Plan M	3,310,581	1,747,116
Health Plan N	1,596,377	974,092
Health Plan O	2,696,375	666,291
Health Plan P	415,688	106,162
Health Plan Q	351,090	61,990
Health Plan R	4,426,655	3,578,682
Health Plan S	600,639	—
Health Plan T	2,198,285	2,175,324
Health Plan U	723,797	60,306
Health Plan W	8,299	—
Total Health Plan Receivables	$99,806,410	$50,251,004

	Health Plan Settlement Payables
	Successor
	June 30, 2022	December 31, 2021
Health Plan A	$109,085	$—
Health Plan B	11,700,274	11,700,274
Health Plan D	—	3,882,250
Health Plan F	5,144,469	6,085,425
Health Plan G	885,194	776,164
Health Plan I	(147,868)	(215,626)
Health Plan O	16,552	(39,151)
Health Plan U	226,209	226,209
Health Plan V	88,480	133,149
Total Health Plan Settlement Payables	$18,022,395	$22,548,694

At June 30, 2022, and December 31, 2021, Management has deemed the Company’s settlement receivables to be fully collectible from those health plans where the Company is not delegated for claims processing. Accordingly, a constraint on the variable consideration associated with settlement receivables is not necessary.

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

Goodwill

In accordance with ASC 350, Intangibles - Goodwill and Other, Management tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided, the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded in the first quarter of 2022. Based on Management’s analysis, $851.5 million goodwill impairment charges were recorded in the second quarter of 2022. See Note 11 “Goodwill.”

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

Note 5: Recent Accounting Pronouncements Adopted

ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. It is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the ASU in the first quarter of 2022 on a prospective basis. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures

Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”)

ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company adopted ASU 2014-04 in the first quarter of 2022 on a prospective basis. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

ASU 2021-10, Government Assistance (Topic 8352), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”)

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10. ASU 2021-10 requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model including (i) information about the nature of the transactions and the related accounting policy used to account for the transaction; (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company adopted the ASU prospectively on January 1, 2022. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. Adoption is not currently expected to have a material impact on the Company’s financial statements.

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

As a result of the Business Combinations, P3 LLC, which represents substantially all of the economic activity of the Company, is a subsidiary of the Company. Since the Company is the sole managing member of P3 LLC following the Business Combinations, the P3 LLC Units held by P3 Equity holders are classified as Redeemable Noncontrolling Interests in the Company’s financial statements for financial reporting purposes. An allocation of net income or loss representing the percentage of ownership of P3 LLC not controlled by the Company, will be attributed to the Redeemable Noncontrolling Interests in the Company’s statement of operations.

Upon the completion of the Business Combinations, the Company entered into a Tax Receivable Agreement (“TRA”) with certain of the P3 Equity holders and P3 LLC. The TRA provides for the payment to the P3 Equity holders of 85% of the income tax benefits, if any, that are actually realized. At the completion of the Business Combinations, the Company did not record a TRA liability related to the tax savings it would realize from the utilization of such tax benefits after concluding it is not probable that such a liability would be paid based on its estimates of future taxable income, consistent with the Company’s conclusion that it is not more-likely-than-not to realize its deferred tax assets. See Note 16 “Income Taxes” for further information.

The following summarizes the purchase price consideration:

Successor
December 31,
Foresight	2021
Equity	$80,300,733
Fair Value of Non-controlling Interest	1,807,427,576
Stock Compensation Pre-combination Services	26,313,476
Cash Consideration	18,405,083
Payment of P3 Health Group Holdings, LLC’s Transaction Costs	19,151,752
Total Purchase Consideration	$1,951,598,620

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

Six Months Ended
June 30,
2021
(Unaudited)
Total Operating Revenue	$369,698,137
Net Profit	$(173,796,294)
Net Loss Attributable to Non-controlling Interest	$(143,555,739)
Net Loss Attributable to Controlling Interest	$(30,240,555)

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical condensed consolidated financial statements of the Company, the Company's Predecessor Periods and the Company's Successor Period.

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

Note 8: Fair Value Measurements and Hierarchy

See Note 4 “Significant Accounting Policies” for a summary of the Company’s policies relating to fair value measurements.

The following table presents the carrying amounts of the Company’s financial instruments as of June 30, 2022 and December 31, 2021, respectively:

	Successor
	June 30, 2022	December 31, 2021
Financial assets:
Cash	$63,145,379	$140,477,586
Restricted cash	753,920	356,286
Clinics fees and insurance receivables, net	1,931,291	1,090,104
Other receivables	261,935	726,903
Financial liabilities:
Accounts payable and accrued expenses	20,693,070	17,730,683
Warrants liabilities	5,429,009	11,382,826

The book value of cash, clinic fees and insurance receivables, net, other receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity and high liquidity of these instruments. Liabilities for private placement warrants are measured at fair value using Level 3 inputs.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liability as of June 30, 2022	$5,270,834	$—	$158,175	$5,429,009
Warrant liability as of December 31, 2021	10,880,550	—	502,276	11,382,826

The key Level 3 inputs into the option pricing model as of June 30, 2022 relating to the Private Placement Warrants to purchase Class A Common Stock were as follows:

Volatility	65.00%
Risk-Free Interest rate	3.00%
Exercise Price	$11.50
Expected Term	4.4	Years

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

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Successor	Predecessor
	Six Months Ended June	Six Months Ended June
	30, 2022	30, 2021
Beginning Balance of Private Warrant Liability	$502,276	$6,316,605
Mark-to-Market Adjustment for Stock Warrants	(344,101)	10,661,579
Ending Balance of Private Warrant Liability	$158,175	$16,978,184

Note 9: Patient Fees Receivable

Patient fees receivable is included in Clinic Fees and Insurance Receivables in the Company’s condensed consolidated balance sheets and consisted of the following categories for each of the periods ending June 30, 2022 and December 31, 2021 presented below:

	Successor
	June 30, 2022	December 31, 2021
Total Receivables: Gross	$2,698,072	$2,641,182
Less: Contractual Allowances	(2,129,238)	(1,968,750)
Receivables Net of Contractual Allowances	$568,834	$672,432

Note 10: Property and Equipment

The Company’s property and equipment balances as of June 30, 2022 and December 31, 2021 consisted of the following:

	Successor
	June 30, 2022	December 31, 2021
Leasehold Improvements	$1,582,725	$1,537,091
Furniture & Fixtures	1,360,095	1,108,184
Computer Equipment & Software	2,703,230	2,700,617
Medical Equipment	414,100	414,100
Software (Development in Process)	3,533,823	2,433,470
Other	36,788	36,788
	9,630,761	8,230,250
Less: Accumulated Depreciation	(1,337,796)	(182,321)
Property and Equipment, Net	$8,292,965	$8,047,929

Note 11: Goodwill

A summary of changes in the Company’s goodwill during the six months ended June 30, 2022 is as follows:

June 30, 2022
Balance at December 31, 2021	$1,309,750,216
Impairment charges	(851,455,754)
Balance at June 30, 2022	$458,294,462

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $458,294,462 and $1,309,750,216 as of June 30, 2022, and December 31, 2021. The Company did not make any new acquisitions during the six months ended June 30, 2022. However, in the second quarter of 2022, the overall market has significantly deteriorated and there’s a sustained decrease in the Company’s share price. As a result, and as required by ASC 350, the Company performed an updated interim goodwill impairment test as of June 30, 2022.

The Company first assessed qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Management noted that the steady decline in share price seen from April 1, 2022, through June 30, 2022, covers a period of 3 months. The stock is 63% lower than its opening price on December 2, 2021, and has not surpassed that price since December 15, 2021. Additionally, the Company’s share price kept declining in May 2022, which did not follow the overall rebound pattern in the healthcare industry. Thus, Management determined that it is not just market factors affecting the price and the share price performance covers a sustained period of time. In addition, the Company incurred higher than expected medical expenses due to the COVID-19 pandemic, which resulted in a decrease in adjusted EBITDA. Management concludes that, given the macroeconomic and financial market conditions, industry-specific considerations, the Company’s performance, and its sustained decrease in share price, it is more likely than not that the fair value of P3 is less than its carrying amount. As a result, Management performed an interim test of impairment using quantitative methods.

When performing quantitative testing, the Company first estimates the fair values of its reporting units using a weighted combination of discounted cash flows and a market-based method. Taking into consideration the updated business outlook and current difficult market conditions, management updated the assumption for future cash flow estimation. In particular, management increased expected medical expense in cash flow projection for the goodwill impairment test, which lowered the forecast for adjusted EBITDA. Under the market approach, management estimated a fair value based on comparable companies' market multiples of revenues and EBITDA. Finally, management compared the weighted estimated fair value to the carrying amount. Based on Management’s quantitative analysis, $851.5 million goodwill impairment charges is recorded for the three-month periods ended June 30, 2022. No goodwill impairment was recorded for the six-month periods ended June 30, 2021.

During the second half of the fiscal year 2022, as the Company’s goodwill impairment analysis is sensitive to market capitalization, projected revenues, and adjusted EBITDA, the Company will continue to monitor key assumptions and other factors utilized in the interim goodwill impairment analysis.

Note 12: Intangible Assets

The follow tables provide changes in other intangible assets for the six months ended June 30, 2022.

	Customer			Provider	Medical
	Relationships	Trademarks	Payor Contracts	Network	Licenses	Total
Balance at December 31, 2021	$678,300,000	$147,369,167	$4,700,271	$4,769,167	$700,000	$835,838,605
Amortization	(34,200,000)	(7,610,000)	(235,014)	(240,000)	—	(42,285,014)
Balance at June 30, 2022	$644,100,000	139,759,167	4,465,257	4,529,167	700,000	793,553,591

Amortization of intangible assets is anticipated to be approximately $84 million in each of the years 2022 through 2026. The weighted average remaining useful life of definite lived intangible assets is 9.4 years.

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

At June 30, 2022 and December 31, 2021, the Company has recorded notes receivable of $3,729,220 (including $150,000 current portion) and $3,590,715 including accrued interest receivable of $1,006,898 and $885,243, and net of valuation allowances of $659,958 and $526,808, respectively. The Notes carry maturity dates ranging from December 31, 2021 through December 31, 2028 with interest rates ranging from 5.0% to 10.0%. The short-term components as of June 30, 2022 and December 31, 2021, of these Notes is included in Other Receivables in the Company’s condensed consolidated balance sheets.

Note 14: Claims Payable

Claims payable includes claims reported as of the balance sheet date, including estimates for IBNR, due to third parties for health care services provided to members. IBNR was $139,322,367 and $101,958,324 at June 30, 2022 and December 31, 2021, respectively. Activity in the liability for claims payable and healthcare expenses for the six months ended June 30, 2022 and 2021, was as follows:

Successor
Six Months Ended
June 30, 2022
Claims Unpaid, Beginning of Period	$101,958,324
Incurred, Related to:
Current Period	468,944,879
Prior Period(s)	7,097,685
Total Incurred	476,042,564
Paid, Related to:
Current Period	340,629,168
Prior Period(s)	98,049,353
Total Paid	438,678,521
Claims Unpaid Assumed in Acquisitions
Claims Unpaid, End of Period	$139,322,367

Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members.

Note 15: Long-Term Debt

On November 19, 2020, the Company entered a Term Loan and Security Agreement (the “Facility“ or “Term Loan”) with a commercial lender (“LTD-D”). The Facility was amended on December 21, 2021. The Facility provides funding up to $100,000,000, of which $65,000,000 has been drawn as of June 30, 2022. Access to additional borrowings under the Facility ended upon termination of the commitment period on February 28, 2022. Of the $65,000,000 drawn, $61,058,281 was received (net of $3,941,719 in financing costs). Upon closing of the Business Combinations on December 3, 2021, the unamortized financing costs were written off and the debt was recorded at fair value. The Facility may be used to pay certain indebtedness of the Company and for general working capital needs. Accrued interest was $3,619,054 and $2,259,588 at June 30, 2022 and December 31, 2021, respectively. The Facility includes certain restrictive covenants, including restrictions on the payment of cash dividends. Repayment of principal of all amounts drawn are due at maturity.

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

On June 7, 2020, the Company repurchased 200,000 Class C (Time-based) Units, at $0.90 per Unit from a former Executive through issuance of a long-term note (“LTD-E”). This repurchase was recognized in the Company’s consolidated balance sheets as a reduction to Members’ Deficit in the amount of $180,000 and a corresponding increase in long-term debt. LTD-E bore interest of 3.25% and fixed monthly payments of $7,757 through date of maturity. On June 7, 2022, the Company repaid all amounts outstanding under the long-term note.

In 2019, the Company executed a share repurchase agreement with one of its investors (“LTD-C”) which was subsequently amended on November 19, 2020. The agreement, as amended stipulated $15.0 million originally contributed by the investor would be repaid by the earlier of June 30, 2026 or a change in control transaction. As part of this repurchase agreement, the investor exchanged its owned units back for a $15.0 million note receivable from the Company – thus, no longer holding its former equity position. The note carries interest of 11.0% per year. The principal balance, accrued interest and an exit fee of $600,000 is due at maturity. Accrued interest was $7,710,876 and $6,511,477 at June 30, 2022 and December 31, 2021, respectively. The total principal balance is included in Long-Term Debt on the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021.

The following tables roll forward the long-term debt balances, including current portion, presented in the Company’s condensed consolidated balance sheets:

Successor	LTD-A	LTD-C	LTD-D	LTD-E	Total
Balance at December 31, 2021	$—	$15,000,000	$65,000,000	$46,101	$80,046,101
Issued in 2022	—	—	—	—	—
Principal Payments in 2022	—	—	—	(46,101)	(46,101)
Balance at June 30, 2022	$—	$15,000,000	$65,000,000	$—	$80,000,000

As of June 30, 2022, for the periods presented below, the Company’s minimum payments due under debt obligations were as follows:

		Interest
				Total Cash
	Principal	PIK	Cash Interest	Payments*
July 1, 2022 to December 31, 2022	$—	$2,660,461	$2,788,374	$2,788,374
2023	—	5,624,513	5,675,461	5,675,461
2024	—	6,061,814	5,882,309	5,882,309
2025	65,000,000	6,274,526	19,518,225	84,518,225
2026	15,000,000	1,851,284	20,054,451	35,054,451
Total	$80,000,000	$22,472,598	$53,918,820	$133,918,820

*    Total Payments Cash and Non-Cash (PIK)

Long-term debt was comprised of the following at June 30, 2022 and December 31, 2021:

	Successor
	June 30, 2022	December 31, 2021
Total Principal	$80,000,000	$80,046,101
Less: Current Portion of Long-Term Debt	—	(46,101)
Long Term Debt	$80,000,000	$80,000,000

Short-Term Debt

In 2021, the Company entered into short term financing agreements totaling $3,683,100 for the funding of certain insurance policies. The terms of the agreements ranged from nine to ten months and the weighted average annual interest rate was 2.6%. Remaining scheduled principal payments as of June 30, 2022 are as follows:

Third quarter 2022	$1,178,229
Total	$1,178,229

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

During the current quarter, the Company impaired goodwill related to the intangible asset recorded at P3 LLC in the amount of $851.5 million. The impairment reduced the book basis of the Company's investment in P3 LLC such that the recognition of a deferred tax asset on the outside book and tax basis investment difference resulted. The deferred tax asset related to the investment on P3 LLC has been simultaneously reduced fully by an increase to the recorded valuation allowance due to both cumulative losses in recent years of the Company, and the capital character for income tax purposes of the outside basis difference such that the Company would need sufficient capital character gains for income tax purposes to realize the tax over book outside basis difference. Prior to the impairment, the outside basis difference was an unrecognized deferred tax liability due to the amount of book goodwill more than tax goodwill for which a recognition exception applied. The amount of the deferred tax asset and offsetting valuation allowance related to the outside basis difference for the investment in P3 LLC is an estimated $0.6 million.

No income tax expenses were incurred for the six months ended June 30, 2022 and 2021. The Company continues to be in a net operating loss and deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company’s effective tax rate for the six-months ended June 30, 2022 and 2021 was 0.00%. There was no uncertain tax provision nor contingencies as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company did not record a TRA liability related to the tax savings it would realize from the utilization of such deferred tax assets because it is not probable that such a liability would be paid based on its estimates of future taxable income, consistent with the Company’s conclusion that it is not more-likely-than-not to realize its deferred tax assets.

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

Note 17: Capitalization and Management Incentive Units

Successor Period

Class A Common Stock

The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share, of which 41,578,890 shares were issued and outstanding on June 30, 2022 and December 31, 2021. As discussed in the Note 7 “Business Combinations”, upon closing of the Foresight Business Combinations:

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

Class V Common Stock

The Company is authorized to issue 205,000,000 shares of Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. The holders of Common Units of P3 LLC subscribed for shares of Class V common stock on a one-for-one basis and may exchange their Common Units and Class V common stock together for Class A common stock on a one-for-one basis. All Class V common stock issued as of the Business Combinations date is subject to a 180 day lockup period. As of June 30, 2022 and December 31, 2021, there were 201,423,309 and 196,553,523 shares of Class V common stock issued and outstanding, respectively, and an additional 601,614 and 5,471,400 Class V shares which are restricted and subject to time-based vesting requirements related to the underlying incentive units on June 30, 2022 and December 31, 2021, respectively, as further discussed in Note 18.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which zero shares were outstanding as of June 30, 2022 and December 31, 2021.

P3 Health Group, LLC Common Units

In connection with the Business Combinations, all outstanding Class A Units, Class B Units, Class C Units and Class D Units of P3 Health Group Holdings, LLC were converted into the right to receive the merger consideration, which consisted of cash and newly-issued Common Units of P3 LLC. The Common Units were issued in amounts determined in accordance with the Merger Agreement and the then-existing limited liability company agreement of P3 Health Group Holdings, LLC. Each holder of Common Units was issued shares of Class V common stock on a one-for-one basis. At June 30, 2022 and December 31, 2021, there were 243,603,813 Common Units outstanding at P3 LLC of which the Company held 41,578,890 Common Units and non-controlling interests held the remaining 202,024,923 Common Units outstanding, 601,614 and 5,471,400 of which are restricted as discussed above, respectively.

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

At December 31, 2020 and June 30, 2021, there were 43,000,000 Class A Units authorized and outstanding; 6,000,000 and 8,000,000 Class B Units authorized and outstanding, respectively; 1,302,083 and 1,775,833 Class C Units authorized and outstanding, respectively; 16,130,034 Class D Units authorized and outstanding. In connection with the Business Combinations, all outstanding Class A, B, C and D Units were converted into the right to receive the merger consideration described above.

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

	Weighted		Weighted
	Average		Average
	Grant-Date	Time Based	Grant-Date	Performance
	Fair Value	Units	Fair Value	Based Units
Outstanding and non-vested at December 31, 2021	$9.20	5,471,400	$—	—
Granted during period	—	—	—	—
Vested	9.20	4,869,786	—	—
Cancelled/forfeited	—	—	—	—
Outstanding and non-vested at June 30, 2022	$9.20	601,614	$—	—

Profit interest awards were issued as part of the Business Combination. Time-based units vest ratably over periods of between one month and two years, so long as the optionee stays employed. The time-based units have a weighted average remaining time to vest of 0.16 years at June 30, 2022.

Stock-Based Compensation Expense

The Company recorded $3,715,553 and $15,426,980 of stock-based compensation cost for the three months and six months ended June 30, 2022, respectively, which is classified in Corporate, General and Administrative Expenses. As of June 30, 2022, there was $9,037,319 of unrecognized equity-based compensation cost. The Company did not recognize any tax benefits related to stock-based compensation for the six months ended June 30, 2022. The Company accounts for forfeitures of awards as they occur.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2022:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Outstanding and non-vested at December 31, 2021	—	—	—
Granted	2,034,279	6.43	3.10
Vested	66,667	5.02	—
Cancelled/forfeited	—	—	—
Outstanding and non-vested at June 30, 2022	1,967,612	6.48	2.77

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

Note 19: Earnings (Loss) per Share

Loss per Share – Successor Period

Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Numerator - Basic:
Net loss	$(903,105,939)	$(963,896,193)
Less: Net loss attributable to Non-controlling interest	(748,755,990)	(798,968,740)
Net loss attributable to Class A common stockholders - Basic	(154,349,949)	(164,927,453)

Numerator - Diluted:
Net loss attributable to Class A common stockholders - Basic	$(154,349,949)	$(164,927,453)
Add: Net loss and tax effect attributable to Non-controlling interest	(748,755,990)	(798,968,740)
Net loss attributable to Class A common stockholders - Diluted	(903,105,939)	(963,896,193)

Denominator - Basic:
Weighted average Class A common shares outstanding - Basic	41,578,890	41,578,890
Loss per share attributable to Class A common shareholders - Basic	$(3.71)	$(3.97)

Denominator - Diluted:
Weighted average Class A common shares outstanding - Basic	41,578,890	41,578,890
Weighted average effect of dilutive Class V shares	200,473,866	198,782,864
Weighted average Class A common shares outstanding - Diluted	242,052,756	240,361,754
Loss per share attributable to Class A common shareholders - Diluted	$(3.73)	$(4.01)

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive. The liability-classified Public and Private Warrants are out of the money and thus have no impact on diluted EPS:

Successor
As of June 30, 2022
Public Warrants	10,591,605
Private Warrants	227,500
Restricted Shares	601,614
Options	2,134,279
13,554,998

Note 20: Premium Deficiency Reserve

We assess the profitability of our at-risk share savings arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a PDR is recognized. No PDR was recorded as of December 31, 2020 given the maturing of these health plans. Management concluded a PDR of $35,021,557 and $37,835,642 existed at June 30, 2022 and December 31, 2021, which represented its estimate of probable contract losses expected to be generated by the Company’s contracts with its health plan partners.

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

The Company entered one new operating lease in the six months ended June 30, 2022. On June 9, 2022, the company entered into the first amendment to the lease agreement for its lease in Henderson NV. This lease amendment will expand the premises to includes three other suites in the same building and extend the term of the lease for 94 months commencing on October 1, 2022, after the original lease matured on September 30, 2022. As a result of the lease modification, ROU Asset and lease liabilities increased $3.1 million.

Operating lease costs are included within operating expenses on the condensed consolidated statements of operations. The Company does not have any finance leases, short-term lease costs, nor any sublease income.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Lease costs	$735,039	$563,651

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Lease costs	$1,473,710	$1,051,963

Lease terms and discount rates consisted of the following at each of the periods presented below:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Weighted average remaining lease term (years)	4.91	3.31
Weighted average discount rate	11.2%	10.4%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating and finance lease liabilities recognized on the condensed consolidated balance sheets as of the dates presented.

June 30, 2022
July 1, 2022 to December 31, 2022	$419,351
2023	2,117,494
2024	2,716,584
2025	2,366,864
2026	1,762,184
Thereafter	3,973,507
Total Payments	13,355,984
Less: Interest	(2,447,475)
Present Value of Lease Liabilities	$10,908,509

The current portions of ROU liabilities of $332,756 and $2,087,235 are included in Accounts Payable and Accrued Expenses in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Note 22: Redeemable Non-Controlling Interests

Non-controlling interests represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the P3 LLC Common Units held directly by the shareholders other than the Company). The non-controlling interests represent an approximately 83% ownership in P3 LLC as of June 30, 2022.

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

The redeemable noncontrolling interest was initially measured at its fair value on December 3, 2021. Net income or loss is attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable noncontrolling interest’s share of net income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income or loss. As of June 30, 2022 and December 31, 2021, the fair value of redeemable noncontrolling interest is lower than the initial value, as such, there was no remeasurement adjustment recorded.

In addition, pursuant to the Agreement and Plan of Merger, all non-controlling interest holders are subject to certain lock-up period and as a result, there was no exchange or redemption activity as of June 30, 2022 and December 31, 2021.

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

In 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement. As of the date of issuance of this Form 10-Q, the renegotiation was in process. The Company has determined it is reasonably possible that resolution of this discrepancy will result in a payment to the health plan of approximately $10.6 million. This contingent liability was reflected in the Company’s financial statements presented in the 2021 Form 10-K. In the fourth quarter of 2021 during the Predecessor Period, the Company recorded a $3.6 million reduction in operating revenue and a $7.0 million charge to operating expense to account for amounts not previously recorded

Uncertainties

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

The COVID 19 pandemic did not have a material impact on the Company’s revenues as of the periods ended June 30, 2022 and December 31, 2021. Nearly 97% of the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. Based on claims paid to date, direct costs associated with COVID-19 claims was approximately $84.0 million for the period March 1, 2020 through June 30, 2022. Management instituted multiple safety measures for the Company’s employees including a work-from-home policy and access to free vaccinations and personal protective equipment.

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

The Company and its subsidiaries have “Deficit Funding Agreements” with the Network, whereby the Company or its subsidiaries provide loans (“Advances”) from time to time principally for the purpose of working capital support.  Net Advances made to the Network and accrued interest expense were as follows:

Successor
June 30, 2022
Balance at Beginning of Period	$25,882,296
Advanced During Period	2,223,912
Interest Accrued During period	437,236
Balance at End of Period	$28,543,444

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

There were no advances transacted between P3 NV and KWA during the periods ended June 30, 2022 or December 31, 2021.

Atrio Health Plans

Successor
Three Months Ended
June 30, 2022
Revenue Earned from Capitation	$42,935,126
Management Fees	572,250
Claims Paid	50,247,316

Successor
Six Months Ended
June 30, 2022
(Unaudited)
Revenue Earned from Capitation	$87,599,807
Management Fees	1,145,634
Claims Paid	97,505,664

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

The following tables provide a summary of the VIE’s assets, liabilities and operating performance.

	Successor
ASSETS	June 30, 2022	December 31, 2021
Cash	$8,589,392	$7,570,247
Client Fees and Insurance Receivable, net	22,025	60,815
Prepaid Expenses and Other Current Assets	513,781	406,372
Property, Plant and Equipment, net	45,134	36,416
Investment in Other P3 Entities	6,000,000	6,000,000
TOTAL ASSETS	15,170,332	14,073,850
LIABILITIES AND MEMBERS’ DEFICIT
Accounts Payable and Accrued Expenses	6,677,891	4,804,704
Accrued Payroll	1,143,976	1,303,615
Due to Consolidated Entities of P3	28,601,805	24,110,831
TOTAL LIABILITIES	36,423,672	30,219,150
MEMBERS’ DEFICIT	(21,253,340)	(16,145,300)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$15,170,332	$14,073,850

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
		(As Restated)
Revenue	$12,955,029	$2,081,167
Expenses	16,057,134	1,870,227
Net Loss	$(3,102,105)	$210,940

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
		(As Restated)
Revenue	$25,868,574	$4,119,517
Expenses	30,976,614	7,190,869
Net Loss	$(5,108,040)	$(3,071,352)

Note 26: Warrants

As of December 31, 2020, there were 858,351 Class D warrants outstanding for the predecessor entity. In conjunction with the Term Loan issued November 19, 2020, the predecessor entity issued 858,351 10-year warrants to purchase shares of Series D Preferred Units at $4.68 per share. The warrants were recorded as a liability on the consolidated balance sheet with a balance of $6,316,605 as of December 31, 2020. During the year ended December 31, 2020, no change in the fair value of the warrant liability was recognized in the consolidated statements of operations. During 2021, 858,351 warrants were exercised on a cashless basis, with an exercise price of $4.68 per share as part of the Business Combination. There are no Class D Warrants outstanding as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, there were an aggregate of 10,819,167 warrants outstanding, which include the Public Warrants and Private Placement Warrants. Each warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants became exercisable 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combinations. The Company has the right to redeem the Public Warrants when the price per Class A ordinary share equals or exceeds $18.00 for 20 days within a 30-day trading period. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are subject to certain transfer restrictions, are not redeemable by the Company if they are held by Sponsors, and are exercisable on a cashless basis.

The Public Warrants and Private Placement Warrants are recorded as a liability on the consolidated balance sheets with a balance of $5,429,009 and $11,382,826 as of June 30, 2022 and December 31, 2021. A gain of $11,815,093 and $5,953,817 was recognized in the three months and six months ended June 30, 2022, and a loss of $1,123,583 and $10,661,579 was recognized in the three months and six months ended June 30, 2021 from the change in fair value of the warrant liability in the consolidated statements of operations. During the period ended June 30, 2022 and the year ended December 31, 2021, zero Public Warrants and Private Placement Warrants were exercised.

Note 27: Subsequent Events

On July 19, 2022, Nasdaq granted us a grace period of up to 180 calendar days from the due date of the 2021 Form 10-K, or until September 27, 2022, in which to regain compliance with the Listing Rule. On August 17, 2022, we received a deficiency notice from Nasdaq as a result of the delay in filing its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Second Quarter Form 10-Q”), indicating that any additional Nasdaq exception to allow the Company to regain compliance with all delinquent filings, including the Second Quarter Form 10-Q, would be limited to September 27, 2022. Because the Company did not file the 2021 Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q with the SEC before September 27, 2022, Nasdaq notified the Company on September 28, 2022, that the Nasdaq Listing Qualifications Department has initiated a process to delist the Company’s securities from Nasdaq as a result of the Company not being in compliance with the Listing Rule. On October 5, 2022, the Company appealed Nasdaq’s delisting determination by requesting a hearing before the Nasdaq Hearing Panel (the “Panel”), which request automatically stays the suspension of the Company’s securities for a period of 15 days from the date of the request. In connection with its request for a hearing, the Company has requested that the suspension of the Company’s securities be further stayed pending the hearing process. The Company was granted a hearing by the Nasdaq Staff, which is scheduled for November 3, 2022.

There can be no assurance that our appeal will be successful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes included in our 2021 Form 10-K and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” in Part II, Item 1A. Risk Factors and elsewhere in this Form 10-Q.

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

Our company was formed in 2017, and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,600 physicians, in 18 markets (counties) across 5 states in four full years and a half of operations as of June 30,2022.

Our platform has enabled us to grow our annual revenue by 94% from December 31, 2018 to December 31, 2021. As of June 30, 2022, our PCP network served approximately 101,700 at-risk Medicare Advantage members. We believe we have significant growth opportunities available to us across existing and new markets, with less than 1% of the 491,060 PCPs in the U.S. currently included in our physician network.

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

COVID-19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of P3’s patients. To ensure a coordinated response to the pandemic, we created a COVID-19 Task Force that is supported by team members from across the organization. Our company owned clinics remained open to those members with urgent needs, and we successfully pivoted to a telemedicine offering for routine care in order to protect and better serve our patients, providers, care teams and community. We continued to support our affiliate physician network with the tools, team and technology to provide care to the members we serve. Management did institute multiple safety measures for P3 employees including a work-from-home policy and access to free vaccinations and personal protective equipment. Deeply committed to our employees, we made a conscious decision not to furlough any of our employees, even if their function was disrupted by COVID-19. Due to our recurring contracted revenue model, the COVID-19 pandemic did not have a material impact on P3’s revenues during 2020, 2021 and the period ended June 30, 2022. Nearly 97% the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. P3 estimates that it incurred approximately $84.0 million of direct costs related to COVID-19 claims during the period from March 1, 2020 through June 30, 2022. We expect to incur additional COVID-19 related costs given the volume of positive cases and “breakthrough” cases (positive cases in vaccinated patients) present in our markets.

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

Business Combinations

On December 3, 2021, the Company consummated the transactions pursuant to which, among other things, P3 Health Group Holdings, LLC merged with and into FAC Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Foresight Acquisition Corp. ("Foresight" or "Merger Sub"), with Merger Sub as the surviving company, which was renamed P3 Health Group, LLC ("P3 LLC"), and Foresight, FAC-A Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight, FAC-B Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight (together with FAC-A Merger Sub Corp., the "Merger Corps") merged with and into CPF P3 Blocker-A, LLC, a Delaware limited liability company, CPF P3 Blocker-B, LLC a Delaware limited liability company (together with CPF P3 Blocker-A, LLC, the "Blockers"), with the Blockers as the surviving entities and wholly-owned subsidiaries of Foresight (collectively, the "Business Combinations").

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

The strength of our affiliate physician model and its multiple avenues of growth is evident by our growth from 2018 to June 30, 2022.

At, June 30, 2022 the number of Medicare Advantage at-risk members on our platform was approximately 101,700 compared to approximately 58,800 members at June 30, 2021, representing a growth rate of 73% over this period. The chart and table below illustrate membership growth from 2019 to 2022:

	December 31,	December 31,	December 31,	June 30,
	2019	2020	2021	2022	CAGR
At-risk Medicare Advantage Members	19,700	50,600	67,000	101,700	82%
Year-over-year % change	89%	157%	32%	73%

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

When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we’re able to leverage the investments we previously made to have a faster impact on our expanded footprint. We have historically demonstrated success in effectively growing into new and adjacent markets. As of June 30, 2022, we operate in 15 markets, markets being counties, across five states. P3 is actively pursuing opportunities to expand operations to additional states in the Southwest and Midwest.

Growing Membership in Existing Markets

Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through June 30, 2022, P3 experienced a 98% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.

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

Effectively Managing Member Medical Expense

Our medical claims expense is our largest expense category (except for goodwill impairment), representing 80% and 79% of our total operating expenses (excluding goodwill impairment) for the three months ended and six months ended June 30, 2022, respectively. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks. For example, in 2019 our Arizona members’ emergency department (“ED”) utilization was 36% lower than the local FFS benchmark and inpatient hospital admission rate was 35% lower than the local FFS benchmark.

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

In addition to our GAAP and non-GAAP financial information, we monitor the following operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business:

	December 31,	December 31,	December 31,	June 30,
	2019	2020	2021	2022
At-risk members	19,700	50,600	67,000	101,700
Affiliate PCPs	1,000	1,500	2,100	2,600

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

Results of Operations

The Business Combination resulted in the presentation of the Company’s financial statements on different basis for the period April 1, 2022 through June 30, 2022 and for the period January 1, 2022 through June 30, 2022; and the period April 1, 2021 through June 30, 2021 and for the period January 1, 2021 through June 30, 2021. The Company has not provided pro forma statements of operations and cash flows for the periods ended June 30, 2022 and June 30, 2021.

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

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (dollars in thousands):

	Successor		Predecessor		Successor		Predecessor
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022	% of	June 30, 2021	% of	June 30, 2022	% of	June 30, 2021	% of
	(Unaudited)	Revenue	(Unaudited, As Restated)	Revenue	(Unaudited)	Revenue	(Unaudited, As Restated)	Revenue

OPERATING REVENUE:
Capitated Revenue	$267,102	99%	$141,561	98%	$536,787	99%	$290,525	98%
Other Patient Service Revenue	2,352	1%	3,026	2%	6,211	1%	5,359	2%
TOTAL OPERATING REVENUE	269,454	100%	144,587	100%	542,998	100%	295,884	100%
OPERATING EXPENSES:
Medical Expenses	267,448	99%	150,381	104%	533,269	98%	297,005	100%
Premium Deficiency Reserve	(1,490)	-1%	1,000	1%	(2,814)	-1%	3,000	1%
Corporate, General and Administrative Expenses	41,099	15%	18,390	13%	79,697	15%	33,449	11%
Sales and Marketing Expenses	1,408	1%	357	0%	2,273	0%	627	0%
Goodwill impairment	851,456	316%	—	0%	851,456	157%	—	0%
Depreciation and Amortization	21,720	8%	430	0%	43,472	8%	762	0%
TOTAL OPERATING EXPENSES	1,181,641	438%	170,558	118%	1,507,353	277%	334,843	112%
OPERATING LOSS	(912,187)	-338%	(25,971)	-18%	(964,355)	-177%	(38,959)	-12%
OTHER INCOME (EXPENSE):
Interest Expense, net	(2,734)	-1%	(2,370)	-2%	(5,495)	-1%	(4,494)	-2%
Mark-to-Market of Stock Warrants	11,815	4%	(1,123)	-1%	5,954	1%	(10,662)	-4%
Other	—	0%	—	0%	—	0%	—	0%
TOTAL OTHER INCOME (EXPENSE)	9,081	3%	(3,493)	-3%	459	0%	(15,156)	-6%
LOSS BEFORE INCOME TAXES	(903,106)	-335%	(29,464)	-21%	(963,896)	-177%	(54,115)	-18%

PROVISION FOR INCOME TAXES	—	0%	—	0%	—	0%	—	0%
NET LOSS	(903,106)	-335%	(29,464)	-21%	(963,896)	-177%	(54,115)	-18%
LESS NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(748,756)	-278%	—	0%	(798,969)	-147%	—	0%
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(154,350)	-57%	$(29,464)	-21%	$(164,927)	-30%	$(54,115)	-18%

Revenue

Capitated revenue was $267.1 million for the three months ended June 30, 2022, or an 89% increase compared to capitated revenue of $141.6 million for the three months ended June 30, 2021. Capitated revenue was $536.8 million for the six months ended June 30, 2022, or an 85% increase compared to capitated revenue of $290.5 million for the six months ended June 30, 2021. These increases were driven primarily by a 73% increase in the total number of at-risk members from 58,800 at June 30, 2021 to 101,700 at June 30, 2022, as we increased the number of health plan contracts from fourteen to twenty and a 6% increase in capitation revenue rates, due to increased premiums from patients with a higher average level of acuity. Capitated revenue was approximately 99% of total revenue for the three months ended and six months ended June 30, 2022, respectively.

Other patient service revenue was $2.4 million for the three months ended June 30, 2022, or a 22 % decrease compared to other patient service revenue of $3.0 million for the three months ended June 30, 2021. Other patient service revenue was $6.2 million for the six months ended June 30, 2022, or a 16% increase compared to other patient service revenue of $5.4 million for the six months ended June 30, 2021. These increases were primarily driven by increased fees associated with care coordination services and additional fees earned at owned clinics. Other patient service revenue was approximately 1% of total revenue for the three months ended and six months ended June 30, 2022, respectively.

Operating expenses

Medical Expenses

Medical expenses were $267.4 million for the three months ended June 30, 2022, or a 78% increase compared to medical expenses of $150.4 million for the three months ended June 30, 2021. Medical expenses were $533.3 million for the six months ended June 30, 2022, or an 80% increase compared to medical expenses of $297.0 million for the six months ended June 30, 2021. These increases were primarily driven by a 73% increase in the total number of at-risk members year-over-year (“YoY”).

Corporate, General and Administrative Expenses

Corporate, general, and administrative expenses were $41.1 million for the three months ended June 30, 2022, or a 124% increase compared to corporate, general and administrative expenses of $18.4 million for the three months ended June 30, 2021. The increase was primarily due to a $3.2 million increase in stock-based compensation expense, a $5.9 million increase in professional fees supporting our operations as a public company, a $1.1 million increase in insurance expense, and a $10.3 million increase in salary related expenses as the average full time employee count increased from 440 for the three months ended June 30, 2021 to 523 for the three months ended June 30, 2022.

Corporate, general and administrative expenses were $79.7 million for the six months ended June 30, 2022, or a 138% increase compared to corporate, general and administrative expenses of $33.4 million for the six months ended June 30, 2021. The increase was primarily due to a $14.4 million increase in stock-based compensation expense, a $10.5 million increase in professional fees supporting our operations as a public company, a $2.7 million increase in Insurance expense, and a $14 million increase in salary related expenses as the average full time employee count increased from 440 for the six months ended June 30, 2021 to 523 for the six months ended June 30, 2022.

Sales and Marketing Expenses

Sales and marketing expenses were $1.4 million for the three months ended June 30, 2022, or a 295% increase compared to sales and marketing expenses of $0.4 million for the three months ended June 30, 2021. Sales and marketing expenses were $2.3 million for the six months ended June 30, 2022, or a 263% increase compared to sales and marketing expenses of $0.6 million for the six months ended June 30, 2021.  These increases were driven by increases in community outreach spend and higher spending related to patient and provider marketing initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expenses was $21.7 million for the three months ended June 30, 2022, compared to amortization expenses of $0.4 million for the three months ended June 30, 2021. Depreciation and amortization expenses was $43.5 million for the six months ended June 30, 2022, compared to $0.8 million for the six months ended June 30, 2021. These increases were associated with definite lived intangible assets acquired in the Business Combinations in the fourth quarter of 2021, including trademarks and tradenames, customer contracts, provider network agreements and payor contracts.

Premium Deficiency Reserve (PDR)

Reductions to the PDR of $1.5 million and $2.8 million were recorded for the three and six month periods ended June 30, 2022. A PDR of $1.0 million and $3.0 million were recorded in the three and six month periods ended June 30, 2021, respectively.

Goodwill Impairment

Given the macroeconomic and financial market conditions, industry-specific considerations, the Company’s performance, and its sustained decrease in share price, management concluded that it is more likely than not that the fair value of P3 was less than its carrying amount. As a result, Management performed an interim test of impairment using quantitative methods. Based on Management’s quantitative analysis, an $851.5 million goodwill impairment charge was recorded for the three months period ended June 30, 2022. See Note 11 Goodwill.

Other (Income)/Expense

Interest expense, net was $2.7 million for the three months ended June 30, 2022, or a 15% increase compared to interest expense of $2.4 million for the three months ended June 30, 2021. Interest expense, net was $5.5 million for the six months ended June 30, 2022, or a 22 % increase compared to interest expense of $4.5 million for the six months ended June 30, 2021. These increases were primarily due to interest associated with the Company’s Term Loan Facility (defined below).

A gain of $11.8 million and a loss $1.1 million were recorded for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively, for the change in the fair value of warrant liabilities associated with our public, private placement and forward purchase warrants. A gain of $6.0 million and loss of $10.7 million were recorded for the six months ended June 30, 2022 and the six months ended June 30, 2021, respectively.

Provision for Income Taxes

The provision for income taxes was zero in the three and six-month periods ended June 30, 2022 and June 30, 2021. As a result of the Business Combinations, substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interest in P3 LLC. P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to U.S. federal, state and local income taxes. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members. Prior to the Business Combinations, the income and losses of oP3 LLC was passed through to its members and nontaxable to P3 LLC.

Net Loss

The net loss of $903.1 million in the three-month period ended June 30, 2022 compares with a net loss of $29.5 million in the three-month period ended June 30, 2021. The $873.6 million increase primarily reflects a $117.1 million increase in  medical expenses, net, and the $851.5 million goodwill impairment charge in 2022, partially offset by the $886.2 million increase in total operating loss and $11.8 million gain on the mark-to-market of stock warrants in the second quarter of 2022 compared with a  $1.1 million loss in 2021. The net loss of $963.9 million in the six-month period ended June 30, 2022, compares with a net loss of $54.1 million in the six-month period ended June 30, 2021. The $909.8 million increase primarily reflects the $236.3 million increase in medical expenses, net, and the $851.5 million goodwill impairment charge in 2022, partially offset by the $925.4 million increase in total operating loss and the $6.0 million gain on the mark-market of stock warrants in 2022 compared with a $10.7 million loss in 2021.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA using data derived from our unaudited consolidated financial statements for the periods indicated (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited, As Restated)	(Unaudited)	(Unaudited, As Restated)
Net loss	$(903,106)	$(29,464)	$(963,896)	$(54,115)

Adjustments to net loss
Interest expense, net	2,734	2,370	5,495	4,494
Depreciation and amortization expense	21,720	430	43,472	762
Goodwill impairment	851,456	—	851,456	—
Mark-to-market warrants	(11,815)	1,123	(5,954)	10,662
Premium deficiency reserve	(1,490)	1,000	(2,814)	3,000
Transaction expense, Business Combinations	1,034	—	2,136	—
Transaction related litigation expense	1,071	—	1,071	—
Transaction bonuses	5,905	—	5,905	—
Stock-based compensation expense	3,716	563	15,427	1,024
Other	109	—	109	—
Total adjustments to net loss	874,440	5,486	916,303	19,942
Adjusted EBITDA loss	$(28,666)	$(23,978)	$(47,593)	$(34,173)

Liquidity and Capital Resources

General

To date, we have financed our operations principally through the Business Combination, private placements of our equity securities, payments from our payors and borrowings under the Term Loan Facility (defined below). We generate cash primarily from our contracts with payors. As of June 30, 2022, we had cash and restricted cash of $63.9 million.

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

Following the completion of the Business Combinations (the “Closing”) on December 3, 2021, substantially all of P3’s assets and operations are held and conducted by P3 LLC, the surviving company post-combination. The ability of P3 Health Partners Inc. to pay taxes, make payments under the Tax Receivable Agreement (defined below) and to pay dividends will depend on the financial results and cash flows of P3 LLC and the distributions received from P3 LLC. Deterioration in the financial condition, earnings or cash flow of P3 LLC for any reason could limit or impair P3 LLC’s ability to pay such distributions. Additionally, to the extent that P3 needs funds and P3 LLC is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or P3 LLC is otherwise unable to provide such funds, it could materially adversely affect the liquidity and financial condition of P3. It is anticipated that the distributions P3will receive from P3 LLC may, in certain periods, exceed the actual tax liabilities and obligations to make payments under the Tax Receivable Agreement.

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

As noted above, the Company has no recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of June 30, 2022 and December 31, 2021.

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

Liquidity

As of the date of this report, we believe that our cash, cash equivalents and restricted cash are not sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Quarterly Report. This evaluation of our cash resources available over the next twelve months does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or the many factors that determine the company’s capital requirements, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital.  Management continues to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Common Stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms, or potentially at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan.

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

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth summarized cash flows for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited,
		As Restated)
Net cash used in operating activities	$(73,088)	$(34,132)
Net cash used in investing activities	(1,401)	(1,738)
Net cash used in financing activities	(2,446)	12,514
Net change in cash	(76,935)	(23,356)
Cash at beginning of period	140,834	39,903
Cash at end of period	$63,899	$16,547

As of June 30, 2022, our consolidated cash, cash equivalents and restricted cash was $63.9 million, $47.4 million increase from our balance of $16.5 million as of June 30, 2021.

Net cash used in operating activities for the six months ended June 30, 2022, was $73.1 million, an increase of $39.0 million compared to net cash used in operating activities of $34.1 million for the six months ended June 2021. Significant changes impacting net cash used in operating activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 were as follows:

●	a $909.8 million increase in our net loss from $54.1 million for the six months ended June 30, 2021 to $963.9 million for the six months ended June 30, 2022, driven in part by a $851.5 million goodwill impairment and a $50.1 million increase in certain non-cash expenses including depreciation, amortization, stock-based compensation, mark-to-market adjustments for warrants and premium deficiency reserves and the performance in our capitated contracts and increased at-risk Medicare Advantage members, as described above;
●	an increase in our net health plan receivables for the six months ended June 30, 2022 of $49.6 million compared to a decrease in our net health plan receivables for the six months ended June 30, 2021 of $1.2 million.
●	a decrease in our net health plan payables for the six months ended June 30, 2022 of $4.5 million compared to a decrease in our net health plan payables for the six months ended June 30, 2021 of $1.3 million; and
●	offset by an increase in our claims payable for the six months June 30, 2022 of $37.4 million compared to an increase in our claims payable for the six months ended June 30, 2021 of $5.7 million;

Net cash used in investing activities for the six months ended June 30, 2022 was $1.4 million compared to $1.7 million for the six months ended June 30, 2021. Net cash used in investing activities is primarily driven by purchases of property, plant and equipment as well as increases.

Net cash used in financing activities for the six months ended June 30, 2022, was $2.4 million, a $14.9 million decrease, compared to net cash provided by financing of $12.5 million for the six months ended June 30, 2021. This decrease reflects net proceeds of $12.8 million from the issuance of long-term debt during the six months ended June 30, 2021 and repayment of short-term and long-term debt totaling $2.4 million during the six months ended June 30, 2022.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of unpaid claims, long-term debt on term loans, unsecured debt and leases obligation for our facilities.

The following table summarizes our contractual obligations as of June 30, 2022 (in thousands):

	Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid Claims	$139,322	$139,322	$—	$—	$—
Short-term debt	1,178	1,178	—	—	—
Term loan	65,000	—	—	65,000	—
Unsecured debt	15,000	—	—	15,000	—
Lease obligation	10,909	343	3,949	3,372	3,245
Other	—	—	—	—	—
Total	$231,409	$140,843	$3,949	$83,372	$3,245

Unpaid claims

As of June 30, 2022, we estimated a balance of unpaid claims due to third parties for health care services provided to members, including estimates for incurred but not reported claims, of $139.3 million. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per members, changes in member mix or simply due to addition of new members.

Term Loan

On November 19, 2020, the Company entered a Term Loan and Security Agreement with CRG Servicing, LLC (the “Term Loan Agreement”) providing for funding of up to $100 million (the “Term Loan Facility”). The maturity date of the Term Loan Facility is December 31, 2025. As of June 30, 2022, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and the remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0 % per annum on a quarterly cycle (in arrears) beginning March 31, 2021. Commencing in March of 2021, we have elected to pay 8.0% with the remaining 4.0% being added to principal as “paid in kind” (“PIK”) for a period of three years (or twelve payments), in lieu of the full 12.0% in cash.

Under the terms of the Term Loan Agreement, we must remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. In addition, the Term Loan Facility restricts our ability and the ability of our subsidiaries to, among other things, incur indebtedness and liens. Beginning in 2021, and on an annual basis thereafter, the Company must post a minimum amount of annual revenue equal to or greater than $395.0 million; increasing to $460.0 million in 2022; $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025 and thereafter. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. The Company was in compliance with all covenants at June 30, 2022, except for the condition disclosed in Note 15 “Long-term Debt”, where the Company was not in compliance with a covenant related to the issuance of the 2021 financial statements with an audit opinion free of a "going concern" qualification or timely filing of the 2021 financial statements. The Term Loan lenders granted (i) a waiver of the covenant under the Facility related to the existence of a "going concern" qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022.

Unsecured Debt

As of June 30, 2022, we have a $15.0 million unsecured note with a former equity investor. The note carries interest of 11.0% per year. The principal balance plus accrued interest is due at maturity, which is the earlier of June 30, 2026 or a change in control transaction. The Transaction pertaining to P3’s merger with Foresight did not constitute a change in control. As of June 30, 2022, accrued interest totaled $7.7 million on this note.

For additional discussion of our unpaid claims, term loan, unsecured debt and lease obligation, see Note 3 “Going Concern and Liquidity”, Note 14 “Claims Payable”, Note 15 “Long-term Debt”, and Note 21 “Leases” in our condensed consolidated financial statements as of and for the period ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act

We qualify as an “Emerging Growth Company” pursuant to the provisions of the JOBS Act. For as long as we are an “Emerging Growth Company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory ”say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes. As of June 30, 2022, there have been no material changes to our market risk assessment previously disclosed in our 2021 Form 10-K.

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

Changes in internal control over financial reporting

Other than the actions to remediate the material weaknesses in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than the legal proceedings disclosed in Part I, Item 3., Legal Proceedings of our 2021 Form 10-K, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition. There have been no material changes or developments in our legal proceedings during the six months ended June 30, 2022, from those previously disclosed in Part I, Item 3., Legal Proceedings of our 2021 Form 10-K.

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight, P3 Health Group Holdings, LLC, FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight, Merger Sub and P3.	8-K	001-40033	2.1	11/22/2021
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp. (“Foresight”), FAC merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/3/2021
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/3/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/3/2021
3.2	Bylaws of the Company.	8-K	001-40033	3.2	12/3/2021
10.1	Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.1	5/18/2022
10.2	Employment Agreement, by and among P3 Health Partners Inc., P3. Health Group Management LLC and Dr. Amir Bacchus.	8-K	001-40033	10.2	5/18/2022
10.3	Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.3	5/18/2022

10.4	Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3. Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.4	5/18/2022
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					*
101.CAL	Inline XBEL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 20, 2022	P3 Health Partners Inc.

	By:	/s/ Eric A. Atkins
Eric A. Atkins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)