Form 10-Q
period 2022-09-30
P3 Health Partners Inc.
filed 2022-11-14
CIK 1832511

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of outstanding shares of the Registrant’s Class A Common Stock, par value $0.0001 as of November 8, 2022 was 41,578,890. The number of outstanding shares of the Registrant’s Class V Common Stock, par value $0.0001 as of November 8, 2022 was 202,024,923.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product and services, regulatory approvals of our products and services, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and services and prospects, plans and objectives of management, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Form 10-Q entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	our ability to preserve an adequate level of liquidity for a period extending twelve months, which has raised substantial doubt about our ability to continue as a going concern, and as a result of which, we may need to look to add additional capital or may delay or scale back growth as needed to generate liquidity and positive cash flow as soon as possible;
●	our ability to recognize the anticipated benefits of the Business Combinations (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the Business Combinations;
●	changes in applicable laws or regulations;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors, including economic instability and inflationary conditions;
●	the possibility that we may never achieve or maintain profitability;
●	the difficulty in evaluating our future prospects, as well as risks and challenges, due to the new and rapidly evolving business and market and our limited operating history;
●	the possibility that we may need to raise additional capital to fund our existing operations, develop and commercialize new services or expand our operations;
●	possible difficulty managing growth and expanding operations;
●	the continuing impact of the COVID-19 pandemic on operations, which may materially and adversely affect our business and financial results;
●	our ability to retain qualified personnel;
●	our ability to successfully execute on growth strategies, including identifying and developing successful new geographies, physician partners, payors and patients, and accurately estimating the size, revenue or medical expense amounts of target geographies;
●	delays and uncertainties in the timing and process of reimbursements by third-party payors and individuals, including any changes or reductions in Medicare reimbursement rates or rules;

●	the termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
●	reductions in the quality ratings of the health plans we serve;
●	the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively;
●	spending changes in the healthcare industry;
●	we, our affiliated professional entities and other physician partners may become subject to medical liability claims;
●	a failure in our information technology systems;
●	security breaches, loss of data or other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information, expose us to liability and our reputation may be harmed and we could lose revenue, clients and members;
●	any future litigation against us could be costly and time-consuming to defend;
●	failure to adhere to all of the complex government laws and regulations that apply to our business could result in fines or penalties, being required to make changes to our operations or experiencing adverse publicity;
●	failure to establish and maintain effective internal control over financial reporting and remediate identified material weaknesses;
●	failure to comply with the continued listing standards of Nasdaq;
●	the possibility that our arrangements with affiliated professional entities and other physician partners is found to constitute improper rendering of medical services or fee splitting under applicable state laws;
●	the possibility that we face inspections, reviews, audits and investigations under federal and state government programs and contracts;
●	the impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown;
●	the transition from volume to value-based reimbursement models may have a material adverse effect on our operations;
●	the risks and uncertainties identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q; and
●	the risks and uncertainties described under Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

PART I            FINANCIAL INFORMATION

Item 1.Financial Statements

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2022	As of December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$34,357,237	$140,477,586
Restricted Cash	1,003,307	356,286
Health Plan Receivables, Net	81,497,703	50,251,004
Clinic Fees and Insurance Receivables, Net	1,049,253	1,090,104
Other Receivables	2,736,184	726,903
Prepaid Expenses and Other Current Assets	3,523,867	6,959,067
TOTAL CURRENT ASSETS	124,167,551	199,860,950
LONG-TERM ASSETS:
Property and Equipment	11,509,656	8,230,250
Less: Accumulated Depreciation	(1,994,380)	(182,321)
Property and Equipment, Net	9,515,276	8,047,929
Goodwill	463,496,191	1,309,750,216
Intangible Assets, Net	772,411,083	835,838,605
Notes Receivable, Net	3,563,462	3,590,715
Right of Use Asset	9,977,886	7,020,045
TOTAL LONG-TERM ASSETS	1,258,963,898	2,164,247,510
TOTAL ASSETS (1)	$1,383,131,449	$2,364,108,460
LIABILITIES, MEZZANINE EQUITY and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$24,072,391	$17,730,683
Accrued Payroll	7,358,102	6,304,362
Health Plans Settlements Payable	20,626,836	22,548,694
Claims Payable	134,705,426	101,958,324
Premium Deficiency Reserve	27,719,928	37,835,642
Accrued Interest	12,655,918	8,771,065
Current Portion of Long-Term Debt	—	46,101
Short-Term Debt	—	3,578,561
TOTAL CURRENT LIABILITIES	227,138,601	198,773,432
LONG-TERM LIABILITIES:
Right of Use Liability	11,156,949	6,296,883
Warrant Liabilities	7,996,432	11,382,826
Contingent Consideration	4,684,503	3,486,593
Long-Term Debt	80,000,000	80,000,000
TOTAL LONG-TERM LIABILITIES	103,837,884	101,166,302
TOTAL LIABILITIES (1)	330,976,485	299,939,734
COMMITMENTS AND CONTINGENCIES (NOTE 23)
MEZZANINE EQUITY
Redeemable Non-Controlling Interest	974,078,949	1,790,617,285
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 41,578,890 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4,158	4,158
Class V Common Stock, $.0001 par value; 205,000,000 shares authorized; 201,530,796 shares and 196,553,523 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	20,153	19,655
Additional Paid in Capital	293,570,464	312,945,752
Accumulated Deficit	(215,518,760)	(39,418,124)
TOTAL STOCKHOLDERS’ EQUITY	78,076,015	273,551,441
TOTAL LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY	$1,383,131,449	$2,364,108,460
(1)

The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 25 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the P3 LLC’s VIEs totaling $6.8 million and $8.1 million as of September 30, 2022 and December 31, 2021, respectively, and total liabilities of the P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $9.9 million and $6.1 million as of September 30, 2022 and December 31, 2021, respectively. These VIE assets and liabilities do not include $6.0 million of investment in affiliates as of September 30, 2022 and December 31, 2021, and $27.0 million and $24.1 million of amounts due to affiliates as of September 30, 2022 and December 31, 2021, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets. See Note 25 “Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		(As Restated)		(As Restated)
OPERATING REVENUE:
Capitated Revenue	$243,988,004	$153,072,995	$780,775,285	$443,598,050
Other Patient Service Revenue	4,272,069	3,112,960	10,483,093	8,472,288
TOTAL OPERATING REVENUE	248,260,073	156,185,955	791,258,378	452,070,338
OPERATING EXPENSES:
Medical Expenses	254,776,548	161,328,123	788,045,718	458,333,145
Premium Deficiency Reserve	(7,301,630)	1,600,000	(10,115,714)	4,600,000
Corporate, General and Administrative Expenses	37,862,737	20,433,538	117,560,549	53,883,267
Sales and Marketing Expenses	1,119,552	491,418	3,392,178	1,118,160
Goodwill Impairment	—	—	851,455,754	—
Depreciation and Amortization	21,814,803	456,418	65,286,715	1,218,797
TOTAL OPERATING EXPENSES	308,272,010	184,309,497	1,815,625,200	519,153,369
OPERATING LOSS	(60,011,937)	(28,123,542)	(1,024,366,822)	(67,083,031)
OTHER INCOME (EXPENSES):
Interest Expense, net	(2,749,681)	(2,529,133)	(8,244,806)	(7,023,187)
Mark-to-Market of Stock Warrants	(2,567,423)	(1,401,686)	3,386,394	(12,063,265)
TOTAL OTHER INCOME (EXPENSE)	(5,317,104)	(3,930,819)	(4,858,412)	(19,086,452)
LOSS BEFORE INCOME TAXES	(65,329,041)	(32,054,361)	(1,029,225,234)	(86,169,483)

PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	(65,329,041)	(32,054,361)	(1,029,225,234)	(86,169,483)
LESS NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(54,155,858)	—	(853,124,598)	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(11,173,183)	$(32,054,361)	$(176,100,636)	$(86,169,483)
NET LOSS PER SHARE (BASIC)	$(0.27)	N/A1	$(4.24)	N/A1
NET LOSS PER SHARE (DILUTED)	$(0.27)	N/A1	$(4.27)	N/A1

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

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(UNAUDITED)

	Class A		Class D		Class B-1		Class C		Redemption of
	Units	Amount	Units	Amount	Units	Amounts	Units	Amount	Profit Interest	Accumulated Deficit	Total Member's Deficit
MEMBERS' DEFICIT, DECEMBER 31, 2020 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	6,000,000	$380,000	1,302,083	$67,474	$(180,000)	$(130,485,179)	$(130,217,705)
Class C Unit Based Compensation	—	—	—	—	—	—	333,750	460,515	—	—	460,515
Net Loss	—	—	—	—	—	—	—	—	—	(24,650,712)	(24,650,712)
MEMBERS’ DEFICIT, MARCH 31, 2021 As Restated	43,000,000	$43,656,270	16,130,034	$47,041,554	6,000,000	$380,000	1,635,833	$527,989	$(180,000)	$(155,135,891)	$(154,407,902)
Class B-1 and Class C Unit Based Compensation	—	—	—	—	2,000,000	380,000	140,000	183,792	—	—	563,792
Net Loss	—	—	—	—	—	—	—	—	—	(29,464,410)	(29,464,410)
MEMBERS’ DEFICIT, June 30, 2021 As Restated	43,000,000	$43,656,270	16,130,034	47,041,554	8,000,000	$760,000	1,775,833	$711,781	$(180,000)	$(184,600,301)	$(183,308,520)
Class B-1 and Class C Unit Based Compensation	—	—	—	—	—	—	150,000	355,088	—	—	355,088
Net Loss	—	—	—	—	—	—	—	—	—	(32,054,361)	(32,054,361)
MEMBERS’ DEFICIT, September 30, 2021 As Restated	43,000,000	$43,656,270	16,130,034	47,041,554	8,000,000	$760,000	1,925,833	$1,066,869	$(180,000)	$(216,654,662)	$(215,007,793)

	Successor
	Redeemable
	Noncontrolling	Class A Common Stock		Class V Common Stock		Additional	Accumulated	Total
	Interests	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Stockholders' Equity
STOCKHOLDERS' EQUITY (DEFICIT), December 31, 2021	$1,790,617,285	41,578,890	$4,158	196,553,523	$19,655	$312,945,752	$(39,418,124)	$273,551,441
Vesting of stock compensation awards	—	—	—	549,822	55	—	—	55
Stock compensation	11,711,427	—	—	—	—	—	—	—
Net Loss	(50,212,750)	—	—	—	—	—	(10,577,504)	(10,577,504)
STOCKHOLDERS' EQUITY (DEFICIT), March 31, 2022	$1,752,115,962	41,578,890	$4,158	197,103,345	$19,710	$312,945,752	$(49,995,628)	$262,973,992
Vesting of stock compensation awards	—	—	—	4,319,964	432	—	—	432
Stock compensation	3,715,553	—	—	—	—	—	—	—
Net Loss	(748,755,990)	—	—	—	—	—	(154,349,949)	(154,349,949)
STOCKHOLDERS' EQUITY (DEFICIT), June 30, 2022	$1,007,075,525	41,578,890	$4,158	201,423,309	$20,142	$312,945,752	$(204,345,577)	$108,624,475
Vesting of stock compensation awards	—	—	—	107,487	11	—	—	11
Stock compensation	1,783,994	—	—	—	—	—	—	—
Adjustments to Redeemable Non-Controlling Interest	19,375,288	—	—	—	—	(19,375,288)	—	(19,375,288)
Net Loss	(54,155,858)	—	—	—	—	—	(11,173,183)	(11,173,183)
STOCKHOLDERS' EQUITY (DEFICIT), September 30, 2022	$974,078,949	41,578,890	$4,158	201,530,796	$20,153	$293,570,464	$(215,518,760)	$78,076,015

See accompanying notes to condensed consolidated financial statements.

P3 HEALTH PARTNERS INC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
		(As Restated)
Cash Flows from Operating Activities
Net Loss	$(1,029,225,234)	$(86,169,483)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	65,286,715	1,218,796
Stock-Based Compensation	17,210,974	1,379,400
Goodwill Impairment	851,455,754	—
Amortization of Debt Origination Fees	—	525,783
Amortization of Discount from Issuance of Debt	—	931,958
Mark-to-Market Adjustment of Stock Warrants	(3,386,394)	12,063,265
Premium Deficiency Reserve	(10,115,714)	4,600,000
Non-cash Interest Expense	290,910	—
Changes in Assets and Liabilities:
Accounts Receivable	(1,623,188)	54,602
Health Plan Receivables / Premiums	(31,246,699)	(884,523)
Other Current Assets	3,462,453	2,667,427
Net Change in ROU Assets and Liabilities	3,500,981	379,235
Accounts Payable	4,560,474	3,606,729
Accrued Payroll	1,053,740	(1,842,877)
Accrued Interest	3,884,853	3,952,044
Health Plan Payables / Premiums	(1,921,858)	(483,657)
Claims Payable	32,747,102	18,173,851
Net Cash used in Operating Activities	(94,065,131)	(39,827,450)
Cash Flows from Investing activities
Purchase of Property, Plant and Equipment	(2,283,404)	(2,990,130)
Acquisitions	(5,500,131)	(5,014,500)
Increase in Notes Receivable, Net	—	120,463
Net Cash used in Investing Activities	(7,783,535)	(7,884,167)
Cash Flows from Financing activities
Issuance of Long-Term Debt	—	12,750,000
Repayment of Short-Term and Long-Term Debt	(3,624,662)	(67,216)
Loan Origination and Closing Fees	—	(191,250)
Net Cash (used in) provided by Financing Activities	(3,624,662)	12,491,534
Net Change in Cash and Restricted Cash	(105,473,328)	(35,220,083)
Cash and Restricted Cash, Beginning of Period	140,833,872	39,902,947
Cash and Restricted Cash, End of Period	$35,360,544	$4,682,864

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

On December 3, 2021, (the “Closing Date”), the Company consummated the transactions pursuant to which, among other things, P3 Health Group Holdings, LLC merged with and into FAC Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Foresight Acquisition Corp. (“Foresight” or “Merger Sub”) (the “P3 Merger”), with Merger Sub as the surviving company, which was renamed P3 Health Group, LLC (“P3 LLC”), and FAC-A Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight, FAC-B Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Foresight (together with FAC-A Merger Sub Corp., the “Merger Corps”) merged with and into CPF P3 Blocker-A, LLC, a Delaware limited liability company, CPF P3 Blocker-B, LLC a Delaware limited liability company (together with CPF P3 Blocker-A, LLC, the “Blockers”), with the Blockers as the surviving entities and wholly-owned subsidiaries of Foresight (collectively, the “Business Combinations”). Upon completion of the Business Combinations (the “Closing”), the Company and P3 LLC were organized in an “Up-C” structure in which all of the P3 LLC operating subsidiaries are held directly or indirectly by P3 LLC, and the Company directly owned approximately 17.1% of P3 LLC and became the sole manager of P3 LLC. Following Closing, substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interest in P3 LLC (“P3 LLC Units”). In connection with the closing of the transactions, the Company changed its name from Foresight Acquisition Corp. to P3 Health Partners Inc.

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

The services provided to health plans’ members vary by contract. These may include utilization management, care management, disease education, and maintenance of a quality improvement and quality management program for members assigned to the Company. The Company is also responsible for the credentialing of Company providers, processing and payment of claims and the establishment of a provider network for certain health plans. At September 30, 2022 and December 31, 2021, the Company had agreements with twenty and seventeen health plans, respectively.

The Company has Management Services Agreements (“MSAs”) and deficit funding agreements with Kahan, Wakefield, Abdou, PLLC and Bacchus, Wakefield, Kahan, PC, P3 Health Partners Professional Services P.C., P3 Medical Group, P.C. and P3 Health Partners California, P.C. (collectively, the “Network”). As more fully described in Note 25 “Variable Interest Entities,” the entities in the Network are variable interest entities and the Company is the primary beneficiary of the Network. The MSAs provide that the Company or its subsidiaries will furnish administrative personnel, office supplies and equipment, general business services, contract negotiation and billing and collection services to the Network. Fees for these services are the excess of the Network’s revenue over expenses. Per the deficit funding agreements, the Company or its subsidiaries are obligated to lend amounts to the Network to the extent expenses exceed revenues. The loan will bear interest at prime plus 2%.

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in our 2021 Form 10-K. There have been no significant changes to our accounting policies and estimates during the nine months ended September 30, 2022 from those previously disclosed in the 2021 Form 10-K.

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

As a result of the application of the acquisition method of accounting as of the Closing Date of the Business Combinations, the accompanying unaudited condensed consolidated financial statements include a black line division that indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable.

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

Note 2: Restatement of Previously Issued Financial Statements

The Company has restated the condensed consolidated financial statements for the three and nine months ended September 30, 2021.

Network

Since 2017, P3 Health Group Holdings and P3 Health Partners, LLC (collectively with P3 Health Partners, Inc., “P3”) have entered into a collective of arrangements with the Network whereby P3 consolidates the Network under the Variable Interest Entity model in accordance with ASC Topic 810, Consolidation (“ASC 810”). Historically, all of the net losses incurred by the Network were allocated to loss attributable to non-controlling interests. Based on an analysis of the deficit funding agreement between P3 and the Network, P3 is obligated to fund losses incurred by the Network. Because P3 is contractually obligated to fund the losses, losses incurred by the Network should not be allocated to non-controlling interests.

Based on management’s evaluation, it was concluded that the Company’s accounting for non-controlling interests related to the Network is not attributed in the manner contemplated by ASC 810. As a result, the Company has reclassified the loss attributable to non-controlling interest related to the Network to loss attributable to controlling interests on the Consolidated Balance Sheets, Consolidated Statements of Operations, and the Consolidated Statements of Changes in Stockholders’/Members’ Equity for the periods described above.

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

Historically, all of the accrued returns were recognized as interest expense on P3’s Statements of Operations and as equity on P3’s Balance Sheets. Based on the analysis of the Class A and Class D Units, the preferred returns should not be accrued until they are legally declared. As a result, the Company’s historical recording of preferred returns in equity and interest expense has been removed as no recognition is necessary until legally declared.

Class A Units

Historically, the Class A Preferred Units issued by P3 were accounted for as permanent equity. Since the Class A Preferred Units are redeemable upon the occurrence of a Sale of the Company via the liquidation and distribution preferences that returns invested capital and the preferred return, management evaluated whether the occurrence of such an event is outside of the Company’s control. As the Class A preferred unit holders hold a majority vote, the redemption of Class A Preferred Units upon a Sale of the Company, irrespective of probability, is outside of the Company’s control.

Based on management’s evaluation, the Class A Preferred Units should be reclassified from permanent to mezzanine equity. Additionally, the Company entered into the Second Amended and Restated Limited Liability Company Agreement in 2019, which provided the holders of Class A units an 8% per annum preferred return.  The Company determined that the amendment should be accounted for as a modification. Therefore, the Company recorded the incremental increase in fair value as an adjustment to the carrying value of Class A units with an offset to additional paid in capital equivalent and accumulated deficit.

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

There were two other errors related to capitated revenue, other patient service revenue, and medical expenses which were corrected in the restatement. Firstly, the Company has reclassified capitated revenue streams attributable to the Network. These capitated revenues were previously classified as “other patient service revenue” and have been reclassified into “capitated revenue”. Secondly, the Company has eliminated intercompany revenue and expense related to transactions between Bacchus and P3-NV that should have been eliminated in consolidation. Prior to the restatement noted above regarding capitated revenue, this adjustment was a decrease to other patient service revenue and a decrease to medical expenses.

Disclosure Correction

The disclosure of the condensed financial statements of the Company’s consolidated VIE have been corrected for accrued interest and interest expense relating to the advances made to the VIE for the three and nine month periods ended September 30, 2021 (see Note 25). There is no impact to the condensed consolidated financial statements of the Company for this correction to the disclosures.

The following tables summarize the restatement adjustments on each financial statement line item affected by the restatement as of the dates, and for the periods, indicated:

	As Previously	Network	Preferred Returns	Class A Units		Revenue
	Reported	Adjustments	Adjustments	Adjustments		Adjustment	As Restated
Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2021 (Unaudited)
Capitated Revenue	$447,137,121	$—	$—		$—	$(3,539,071)	$443,598,050
Other Patient Service Revenue	12,366,111	—	—		—	(3,893,823)	8,472,288
Total Operating Revenue	459,503,232	—	—		—	(7,432,894)	452,070,338
Medical Expenses	459,233,085	—	—		—	(899,940)	458,333,145
Total Operating Expenses	520,053,309	—	—		—	(899,940)	519,153,369
Operating Loss	(60,550,077)	—	—		—	(6,532,954)	(67,083,031)
Interest Expense, net	(13,130,628)	—	6,107,441		—	—	(7,023,187)
Total Other Expenses	(25,193,893)	—	6,107,441		—	—	(19,086,452)
Net Loss Attributable to Non-Controlling Interests	(8,043,678)	8,043,678	—		—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(77,700,292)	(8,043,678)	6,107,441		—	(6,532,954)	(86,169,483)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2021 (Unaudited)
Capitated Revenue	$152,276,992	$—	$—		$—	$796,003	$153,072,995
Other Patient Service Revenue	4,243,263	—	—		—	(1,130,303)	3,112,960
Total Operating Revenue	156,520,255	—	—		—	(334,300)	156,185,955
Medical Expenses	161,662,423	—	—		—	(334,300)	161,328,123
Total Operating Expenses	184,643,797	—	—		—	(334,300)	184,309,497
Interest Expense, net	(4,643,254)	—	2,114,121		—	—	(2,529,133)
Total Other Expenses	(6,044,940)	—	2,114,121		—		(3,930,819)
Net Loss Attributable to Non-Controlling Interests	(2,801,965)	2,801,965	—		—	—	—
Net Loss (formerly Net Loss Attributable to Controlling Interests)	(31,366,517)	(2,801,965)	2,114,121		—	—	(32,054,361)

Condensed Consolidated Statement of Changes in Members' Deficit for the Nine Months Ended September 30, 2021
Preferred Return at 8% for Class A Units	$2,779,619	$—	$(2,779,619)	$		$—	$—
Net Loss	(85,743,970)	—	6,107,441		—	(6,532,954)	(86,169,483)
Balance as of September 30, 2021	(179,246,686)	—	7,895,224		(43,656,331)	—	(215,007,793)

Condensed Consolidated Statement of Changes in Members' Deficit for the Three Months Ended September 30, 2021
Preferred Return at 8% for Class A Units	$962,163	$—	$(962,163)	$		$—	$—
Net Loss	(34,168,482)	—	2,114,121		—	—	(32,054,361)
Balance as of September 30, 2021	(179,246,686)	—	7,895,224		(43,656,331)	—	(215,007,793)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021
Net Loss	$(85,743,970)	$—	$6,107,441		$—	$(6,532,954)	$(86,169,483)
Health Plan Settlements Receivable/Premiums Receivable	(7,417,477)	—	—		—	6,532,954	(884,523)
Class A and Class D Preferred Returns	6,107,441	—	(6,107,441)		—	—	—

Condensed Consolidated Statement of Changes in Members' Deficit for the Three Months Ended June 30, 2021
Preferred Return at 8% for Class A Units	$926,852	$—	$(926,852)		$—	$—	$—
Net Loss	(24,967,931)	—	2,036,476		—	(6,532,955)	(29,464,410)
Balance as of June 30, 2021	(146,395,455)	—	6,743,106		(43,656,170)	—	(183,308,519)

Condensed Consolidated Statements of Changes in Members' Deficit for the 3 Months Ended March 31, 2021
Preferred Return at 8% for Class A Units	$890,612	$—	$(890,612)		$—	$—	$—
Net Loss	(26,607,560)	—	1,956,848		—	—	(24,650,712)
Balance as of March 31, 2021	(122,918,168)	—	5,633,581		(43,656,269)	6,532,954	(154,407,902)

Consolidated Statements of Changes in Members' Deficit for the Year Ended December 31, 2020
Balance as of December 31, 2020	$(97,661,735)	$—	$4,567,346		$(43,656,270)	$6,532,954	$(130,217,705)

*Rounding may cause variances

Note 3: Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had losses of $ 65,329,041 for the three-months ended September 30, 2022 and $1,029,225,234 for the nine-months ended September 30, 2022. Such losses were primarily the result of costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.

As of September 30, 2022, and December 31, 2021, the Company had $34,357,237 and $140,477,586, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. The Company will need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries, all of which are controlled by the Company through majority voting control, and variable interest entities for which the Company is the primary beneficiary. As more fully described in Note 25 “Variable Interest Entities,” the Company is the primary beneficiary of the following physician practices (“Network”):

●	Kahan, Wakefield, Abdou, PLLC (“KWA”)
●	Bacchus, Wakefield, Kahan, PC (“BACC”)
●	P3 Health Partners Professional Services PC
●	P3 Medical Group, P.C.
●	P3 Health Partners California, P.C.

All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

Management analyzes whether the Company has any financial interests in Variable Interest Entities (“VIE” or “VIEs”). This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), requires a reporting entity to consolidate a VIE when that reporting entity has a variable interest that provides it with a controlling financial interest in the VIE. The entity which consolidates a VIE is referred to as the primary beneficiary of the VIE. See Note 25 “Variable Interest Entities”.

Segment Reporting

The Company presents its financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined that the CODM is its Chief Executive Officer. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability based on consolidated revenues and adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company has one reportable segment, which reflects how the CODM manages the Company.

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

Earnings (Loss) per Share and Member Unit

Basic and diluted net loss per share attributable to common stockholders in the Successor Periods is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of Public Warrants, Private Placement Warrants, restricted shares and escrow shares. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The Company analyzed the calculation of net loss per member unit for the Predecessor Periods and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per member unit information has not been presented for the Predecessor Periods.

Cash and Restricted Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at banks. Accounts at each institution are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2022 and December 31, 2021, the Company maintained its cash in bank deposit accounts that, at times, may have exceeded FDIC insured limits. Management does not expect any losses to occur on such accounts.

At September 30, 2022 and December 31, 2021, the Company had unrestricted cash of $34,357,237 and $140,477,586, respectively, deposited at banking institutions which are subject to the FDIC insured limit.

	Successor
	September 30, 2022	December 31, 2021
Unrestricted	$34,357,237	$140,477,586
Restricted	1,003,307	356,286
Total Cash Balances	$35,360,544	$140,833,872

Restricted Cash is that which is held for a specific purpose (such as payment of partner distributions and legal settlements) and is thus not available to the Company for immediate or general business use. Restricted Cash appears as a separate line item on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash reported on the condensed consolidated balance sheet at September 30, 2021, that sum to the total of these items reported in the condensed consolidated statements of cash flows.

Predecessor
September 30, 2021
Unrestricted	$4,336,565
Restricted	346,299
Total Cash Balances	$4,682,864

Revenue Recognition and Revenue Sources

The Company categorizes revenue based on various factors such as the nature of contracts and order to billing arrangements as follows:

	Successor		Predecessor
			Three Months Ended
	Three Months Ended		September 30, 2021
Revenue Type	September 30, 2022	% of Total	(As Restated)	% of Total
Capitated Revenue	$243,988,004	98.3%	$153,072,995	98.0%
Other Patient Service Revenue:
Clinical Fees & Insurance Revenue	1,956,604	0.8%	1,278,339	0.8%
Shared Risk Revenue	—	0.0%	139,331	0.1%
Care Coordination / Management Fees	1,729,800	0.7%	1,146,355	0.7%
Incentive Fees	585,665	0.2%	548,935	0.4%
Total Other Patient Service Revenue	4,272,069	1.7%	3,112,960	2.0%
Total Revenue	$248,260,073	100.0%	$156,185,955	100.0%

	Successor		Predecessor
			Nine Months Ended
	Nine Months Ended		September 30, 2021
Revenue Type	September 30, 2022	% of Total	(As Restated)	% of Total
Capitated Revenue	$780,775,285	98.7%	$443,598,050	98.1%
Other Patient Service Revenue:
Clinical Fees & Insurance Revenue	4,103,481	0.5%	3,386,966	0.7%
Shared Risk Revenue	55,154	0.0%	341,342	0.1%
Care Coordination / Management Fees	4,412,973	0.6%	2,994,755	0.7%
Incentive Fees	1,911,485	0.2%	1,749,225	0.4%
Total Other Patient Service Revenue	10,483,093	1.3%	8,472,288	1.9%
Total Revenue	$791,258,378	100.0%	$452,070,338	100.0%

The following table depicts the health plans from which the Company has a concentration of revenue that is 10.0% or more:

	Successor		Predecessor
			Three Months Ended
	Three Months Ended		September 30, 2021
Plan Name	September 30, 2022	% of Total	(As Restated)	% of Total
Health Plan C	$48,538,454	19.5%	$29,563,741	18.9%
Health Plan B	46,082,052	18.5%	38,227,530	24.5%
Health Plan A	35,936,246	14.5%	36,417,184	23.3%
Health Plan D	31,563,532	12.8%	18,913,641	12.1%
All Other	86,139,789	34.7%	33,063,859	21.2%
Total Revenue	$248,260,073	100.0%	$156,185,955	100.0%

	Successor		Predecessor
			Nine Months Ended
	Nine Months Ended		September 30, 2021
Plan Name	September 30, 2022	% of Total	(As Restated)	% of Total
Health Plan C	$158,252,527	20.0%	$84,489,621	18.7%
Health Plan B	139,920,223	17.7%	105,261,569	23.3%
Health Plan A	124,681,687	15.8%	114,230,860	25.3%
Health Plan D	104,439,689	13.2%	56,606,725	12.5%
All Other	263,964,252	33.3%	91,481,563	20.2%
Total Revenue	$791,258,378	100.0%	$452,070,338	100.0%

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

Capitated Revenue

The Company contracts with health plans using an at-risk (shared savings) model. Under the at-risk model, the Company is responsible for the cost of all covered services provided to members assigned by the health plans to the Company in exchange for a fixed premium payment, which generally is a percentage of the payment based on the health plans’ premiums received from CMS. Through this capitation arrangement, the Company stands ready to provide assigned Medicare Advantage beneficiaries all their medical care via the Company’s directly employed and affiliated physician/specialist network.

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

Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g. month) and is recognized net of projected acuity adjustments and performance incentives or penalties as management cannot reasonably estimate the ultimate PMPM payment of those contracts. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity. There were no premium risk adjustments recorded in 2021 or the first three quarters in 2022 as related to prior years. As the period between the time of service and time of payment is typically one year or less, management elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

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

At September 30, 2022 and December 31, 2021, the Company had POP contracts in effect with 20 health plans (across five states) and 17 health plans (across four states), respectively.

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

At September 30, 2022, and December 31,2021, health plan receivables and health plan settlement payables, by health plan, by year, were as follows:

	Health Plan Receivables
	Successor
	September 30, 2022	December 31, 2021
Health Plan A	$524,540	$4,695,712
Health Plan B	24,387,307	15,473,828
Health Plan C	28,798,095	1,380,752
Health Plan D	15,136,034	6,651,586
Health Plan E	184,332	2,439,046
Health Plan F	1,467,834	2,925,751
Health Plan G	35,179	239,375
Health Plan H	3,570,820	2,185,619
Health Plan I	1,586,752	1,134,750
Health Plan J	(102,380)	149,915
Health Plan K	—	2,705,147
Health Plan L	—	899,560
Health Plan M	1,388,190	1,747,116
Health Plan N	598,056	974,092
Health Plan O	2,279,489	666,291
Health Plan P	511,469	106,162
Health Plan Q	476,057	61,990
Health Plan R	—	3,578,682
Health Plan S	600,639	—
Health Plan T	57,607	2,175,324
Health Plan U	—	60,306
Health Plan W	(2,317)	—
Total Health Plan Receivables	$81,497,703	$50,251,004

	Health Plan Settlement Payables
	Successor
	September 30, 2022	December 31, 2021
Health Plan A	$2,579,575	$—
Health Plan B	11,700,274	11,700,274
Health Plan D	—	3,882,250
Health Plan F	5,103,534	6,085,425
Health Plan G	900,314	776,164
Health Plan I	(10,915)	(215,626)
Health Plan O	39,365	(39,151)
Health Plan U	226,209	226,209
Health Plan V	88,480	133,149
Total Health Plan Settlement Payables	$20,626,836	$22,548,694

At September 30, 2022, and December 31, 2021, management has deemed the Company’s settlement receivables to be fully collectible from those health plans where the Company is not delegated for claims processing. Accordingly, a constraint on the variable consideration associated with settlement receivables is not necessary.

Other Patient Service Revenue – Clinical Fees and Insurance Revenue

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

Other Patient Service Revenue – Shared Risk Revenue

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

Other Patient Service Revenue – Care Coordination Fees and Management Fees

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

Patient Fees Receivable

Substantially, all client fees and insurance receivables are due under FFS contracts with third party payors, such as commercial insurance companies (“Commercial”), government-sponsored healthcare programs (“Medicare/Medicaid”) or directly from patients (“Self-Pay”). Management continuously monitors activities from payors (including patients) and records an estimated price concession based on specific contracts and actual historical collection patterns. Patient fees receivable, where a third-party payor is responsible for the amount due, are carried at amounts determined by the original charges for services provided less implicit and explicit price concessions. Price concessions represent amounts made for contractual adjustments (discounts). Patient fees receivable is included in Clinic Fees and Insurance Receivables in the Company’s condensed consolidated balance sheets and are recorded net of contractual allowances.

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

Goodwill

In accordance with ASC 350, Intangibles - Goodwill and Other, management tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided, the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded in the first quarter or third quarter of 2022, respectively. Based on management’s analysis, a goodwill impairment charge of $851.5 million was recorded in the second quarter of 2022. See Note 11 “Goodwill.”

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

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the assets or a situation in which it is more likely than not that the Company will dispose of such assets. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds its fair value. The impaired asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows.

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

Note 6: Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016 13”). ASU 2016 13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for the Company beginning January 1, 2023. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. Adoption is not currently expected to have a material impact on the Company’s financial statements and related disclosures.

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

As a result of the Business Combinations, P3 LLC, which represents substantially all of the economic activity of the Company, is a subsidiary of the Company. Since the Company is the sole managing member of P3 LLC following the Business Combinations, the P3 LLC Units held by certain of the former owners of P3 Health Group Holdings, LLC (the “P3 Equity Holders”) are classified as Redeemable Noncontrolling Interests in the Company’s financial statements for financial reporting purposes. An allocation of net income or loss representing the percentage of ownership of P3 LLC not controlled by the Company, will be attributed to the Redeemable Noncontrolling Interests in the Company’s statement of operations.

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

Goodwill represents the excess of the purchase price over the fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. $3.8 million of goodwill recognized in the Business Combinations is expected to be deductible for tax purposes. See Note 16 “Income Taxes.” The useful life of acquired definite lived intangible assets is 10 years.

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

In the third quarter of 2022, the Company acquired two medical practices in separate transactions. The total cash purchase price was $5,500,131, net of cash acquired, and was allocated primarily to goodwill. The acquisitions were determined to be immaterial for disclosure.

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

Nine Months Ended
September 30,
2021
(Unaudited)
Total Operating Revenue	$567,305,732
Net Profit	(179,492,450)
Net Loss Attributable to Non-controlling Interest	(148,260,764)
Net Loss Attributable to Controlling Interest	$(31,231,686)

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

Note 8: Fair Value Measurements and Hierarchy

See Note 4 “Significant Accounting Policies” for a summary of the Company’s policies relating to fair value measurements.

The following table presents the carrying amounts of the Company’s financial instruments as of September 30, 2022 and December 31, 2021, respectively:

	Successor
	September 30, 2022	December 31, 2021
Financial assets:
Cash	$34,357,237	$140,477,586
Restricted cash	1,003,307	356,286
Clinics fees and insurance receivables, net	1,049,253	1,090,104
Other receivables	2,736,184	726,903
Financial liabilities:
Accounts payable and accrued expenses	24,072,391	17,730,683
Warrants liabilities	7,996,432	11,382,826

The book value of cash, clinic fees and insurance receivables, net, other receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity and high liquidity of these instruments. Liabilities for private placement warrants are measured at fair value using Level 3 inputs.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liability as of September 30, 2022	$7,774,549	$—	$221,883	$7,996,432
Warrant liability as of December 31, 2021	10,880,550	—	502,276	11,382,826

The key Level 3 inputs into the option pricing model as of September 30, 2022 relating to the Private Placement Warrants to purchase Class A Common Stock were as follows:

Volatility	60.00%
Risk-Free Interest rate	4.16%
Exercise Price	$11.50
Expected Term	4.2	Years

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

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Successor	Predecessor
	Nine Months Ended September	Nine Months Ended September
	30, 2022	30, 2021
Beginning Balance of Private Warrant Liability	$502,276	$6,316,605
Mark-to-Market Adjustment for Stock Warrants	(280,393)	12,063,265
Ending Balance of Private Warrant Liability	$221,883	$18,379,870

Note 9: Patient Fees Receivable

Patient fees receivable is included in Clinic Fees and Insurance Receivables in the Company’s condensed consolidated balance sheets and consisted of the following categories for each of the periods ending September 30, 2022 and December 31, 2021 presented below:

	Successor
	September 30, 2022	December 31, 2021
Total Receivables: Gross	$5,383,421	$2,641,182
Less: Contractual Allowances	(4,745,367)	(1,968,750)
Receivables Net of Contractual Allowances	$638,054	$672,432

Note 10: Property and Equipment

The Company’s property and equipment balances as of September 30, 2022 and December 31, 2021 consisted of the following:

	Successor
	September 30, 2022	December 31, 2021
Leasehold Improvements	$1,809,927	$1,537,091
Furniture & Fixtures	1,450,626	1,108,184
Computer Equipment & Software	2,852,746	2,700,617
Medical Equipment	1,066,959	414,100
Software (Development in Process)	3,918,615	2,433,470
Vehicles	373,995	—
Other	36,788	36,788
	11,509,656	8,230,250
Less: Accumulated Depreciation	(1,994,380)	(182,321)
Property and Equipment, Net	$9,515,276	$8,047,929

Note 11: Goodwill

A summary of changes in the Company’s goodwill during the nine months ended September 30, 2022 is as follows:

September 30, 2022
Balance at December 31, 2021	$1,309,750,216
Acquisition	5,201,729
Impairment charge	(851,455,754)
Balance at September 30, 2022	$463,496,191

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $463,496,191 and $1,309,750,216 as of September 30, 2022, and December 31, 2021. The Company acquired two medical practices during the nine months ended September 30, 2022. In the second quarter of 2022, the overall market had significantly deteriorated and there was a sustained decrease in the Company’s share price. As a result, and as required by ASC 350, the Company performed an interim goodwill impairment test as of June 30, 2022.

The Company first assessed qualitative factors to determine if it was more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Management noted that the steady decline in share price from April 1, 2022, through June 30, 2022, covers a period of three months. The stock was 63% lower than its opening price on December 2, 2021, and has not surpassed that price since December 15, 2021. Additionally, the Company’s share price continued to decline in May 2022, which did not follow the overall rebound pattern in the healthcare industry. Thus, management determined that it was not just market factors affecting the price and that the share price performance covered a sustained period of time. In addition, the Company incurred higher than expected medical expenses due to the COVID-19 pandemic, which resulted in a decrease in adjusted EBITDA. Management concluded that, given the macroeconomic and financial market conditions, industry-specific considerations, the Company’s performance, and the sustained decrease in share price, it was more likely than not that the fair value of P3 was less than its carrying amount at June 30, 2022. As a result, management performed an interim test of impairment using quantitative methods.

When performing quantitative testing, the Company first estimated the fair values of its reporting units using a weighted combination of discounted cash flows and a market-based method. Taking into consideration the updated business outlook and current difficult market conditions, management updated the assumption for future cash flow estimation. In particular, management increased expected medical expense in the cash flow projection for the goodwill impairment test, which lowered the forecast for adjusted EBITDA. Under the market approach, management estimated a fair value based on comparable companies' market multiples of revenues and EBITDA. Finally, management compared the weighted estimated fair value to the carrying amount. Based on management’s quantitative analysis, an $851.5 million goodwill impairment charge was recorded for the three-month period ended June 30, 2022. No goodwill impairment was recorded for the three-month period ended September 30, 2022 as there were no indicators of impairment during this period.

Because the Company’s goodwill impairment analysis is sensitive to market capitalization, projected revenues, and adjusted EBITDA, the Company will continue to monitor key assumptions and other factors utilized in the interim goodwill impairment analysis.

Note 12: Intangible Assets

The follow tables provide changes in other intangible assets for the nine months ended September 30, 2022.

	Customer			Provider	Medical
	Relationships	Trademarks	Payor Contracts	Network	Licenses	Total
Balance at December 31, 2021	$678,300,000	$147,369,167	$4,700,271	$4,769,167	$700,000	$835,838,605
Amortization	(51,300,000)	(11,415,000)	(352,522)	(360,000)	—	(63,427,522)
Balance at September 30, 2022	$627,000,000	$135,954,167	$4,347,749	$4,409,167	$700,000	$772,411,083

Amortization of intangible assets is anticipated to be approximately $84 million in each of the years 2022 through 2026. The weighted average remaining useful life of definite lived intangible assets is 9.2 years.

Note 13: Notes Receivable, Net

The Company entered into five Promissory Notes (the “Notes”) with three family medical practices (the “Practices”) to fund their working capital needs. The Company simultaneously entered into separate Provider Agreements with each Practice related to four of these five Notes. Each Provider Agreement establishes a preferred, predetermined reimbursement rate for services rendered to the Company’s members and requires that Practice to furnish healthcare services to the Company’s members. The Provider Agreements mature in concert with each practice’s loan. In accordance with each of these four Notes, so long as the corresponding Provider Agreement is in effect on the maturity date of each Note and has not been terminated by the borrower for any reason, the Company will forgive the entire principal, plus accrued interest due on the date of maturity. Likewise, if the Company terminates the Provider Agreement prior to maturity without cause, all principal plus accrued interest due from the borrower will be forgiven. Upon early termination of the Provider Agreement by borrower, all principal and accrued interest will become immediately payable and due the Company. Related to potential forgiveness, the Company records a valuation allowance on a straight-line basis following the early termination date through the date of maturity, due to the probable likelihood of forgiveness of the Notes at maturity, with a full valuation allowance set at the time of maturity.

At September 30, 2022 and December 31, 2021, the Company has recorded notes receivable of $4,526,522 (including $963,060 current portion) and $3,590,715 including accrued interest receivable of $1,040,729 and $885,243, and net of valuation allowances of $709,547 and $526,808, respectively. The Notes carry maturity dates ranging from December 31, 2021 through December 31, 2028 with interest rates ranging from 5.0% to 10.0%. The short-term components of these Notes as of September 30, 2022 and December 31, 2021, is included in Other Receivables in the Company’s condensed consolidated balance sheets.

Note 14: Claims Payable

Claims payable includes claims reported as of the balance sheet date, including estimates for IBNR, due to third parties for health care services provided to members. IBNR was $134,705,426 and $101,958,324 at September 30, 2022 and December 31, 2021, respectively. Activity in the liability for claims payable and healthcare expenses for the nine months ended September 30, 2022 was as follows:

Successor
Nine Months Ended
September 30, 2022
Claims Unpaid, Beginning of Period	$101,958,324
Incurred, Related to:
Current Period	700,236,928
Prior Period(s)	5,024,653
Total Incurred	705,261,581
Paid, Related to:
Current Period	570,830,033
Prior Period(s)	101,684,446
Total Paid	672,514,479
Claims Unpaid, End of Period	$134,705,426

Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members.

Note 15: Long-Term Debt

On November 19, 2020, the Company entered a Term Loan and Security Agreement (the “Facility” or “Term Loan”) with a commercial lender (“LTD-D”). The Facility was amended on December 21, 2021. The Facility provided funding up to $100,000,000, of which $65,000,000 has been drawn as of September 30, 2022. Access to additional borrowings above $65,000,000 under the Facility ended upon termination of the commitment period on February 28, 2022. Of the $65,000,000 drawn, $61,058,281 was received (net of $3,941,719 in financing costs). Upon closing of the Business Combinations on December 3, 2021, the unamortized financing costs were written off and the debt was recorded at fair value. The Facility may be used to pay certain indebtedness of the Company and for general working capital needs. Accrued interest was $4,320,493 and $2,259,588 at September 30, 2022 and December 31, 2021, respectively. The Facility includes certain restrictive covenants, including restrictions on the payment of cash dividends. Repayment of principal of all amounts drawn are due at maturity.

The Company was required to meet a borrowing base milestone by demonstrating to the lenders that revenue for any three consecutive month period (ending after the Facility’s closing date, but on or prior to December 31, 2021) was greater than or equal to $125.0 million. Additionally, the Company must remain in compliance with financial covenants including minimum liquidity of $5.0 million and annual minimum revenue levels. Beginning in 2021, and on an annual basis thereafter, the Company must post minimum annual revenue equal to or greater than $395.0 million; increasing to $460.0 million in 2022; $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025 and thereafter. Also, the Company is subject to certain restrictions that include indebtedness and liens. As of December 31, 2021, the Company was not in compliance with its Term Loan covenants related to issuance of the 2021 financial statements with an audit opinion free of a “going concern” qualification or timely filing of the 2021 financial statements. The Term Loan lenders granted (i) a waiver of the covenant under the Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022. The Company issued the 2021 financial statements on October 21, 2022. The Company was in compliance with all other covenants under the Facility as of September 30,2022. However, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the Facility or the lenders of any future indebtedness the Company may incur will grant us any such waiver or forbearance in the future.

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

In 2019, the Company executed a share repurchase agreement with one of its investors (“LTD-C”) which was subsequently amended on November 19, 2020. The agreement, as amended stipulated $15.0 million originally contributed by the investor would be repaid by the earlier of June 30, 2026 or a change in control transaction. As part of this repurchase agreement, the investor exchanged its owned units back for a $15.0 million note receivable from the Company – thus, no longer holding its former equity position. The note carries interest of 11.0% per year. The principal balance, accrued interest and an exit fee of $600,000 is due at maturity. Accrued interest was $8,335,425 and $6,511,477 at September 30, 2022 and December 31, 2021, respectively. The total principal balance is included in Long-Term Debt on the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021.

The following tables roll forward the long-term debt balances, including current portion, presented in the Company’s condensed consolidated balance sheets:

Successor	LTD-A	LTD-C	LTD-D	LTD-E	Total
Balance at December 31, 2021	$—	$15,000,000	$65,000,000	$46,101	$80,046,101
Issued in 2022	—	—	—	—	—
Principal Payments in 2022	—	—	—	(46,101)	(46,101)
Balance at September 30, 2022	$—	$15,000,000	$65,000,000	$—	$80,000,000

As of September 30, 2022, for the periods presented below, the Company’s minimum payments due under debt obligations were as follows:

		Interest
				Total Cash
	Principal	PIK	Cash Interest	Payments*
October 1, 2022 to December 31, 2022	$—	$1,342,321	$1,401,192	$1,401,192
2023	—	5,624,513	5,675,461	5,675,461
2024	—	6,061,814	5,882,309	5,882,309
2025	65,000,000	6,274,526	19,518,225	84,518,225
2026	15,000,000	1,851,284	20,054,451	35,054,451
Total	$80,000,000	$21,154,458	$52,531,638	$132,531,638

*    Total Payments Cash and Non-Cash (PIK)

Long-term debt was comprised of the following at September 30, 2022 and December 31, 2021:

	Successor
	September 30, 2022	December 31, 2021
Total Principal	$80,000,000	$80,046,101
Less: Current Portion of Long-Term Debt	—	(46,101)
Long Term Debt	$80,000,000	$80,000,000

Short-Term Debt

In 2021, the Company entered into short term financing agreements totaling $3,683,100 for the funding of certain insurance policies. The terms of the agreements ranged from nine to ten months and the weighted average annual interest rate was 2.6%. There are no remaining scheduled principal payments as of September 30, 2022 as the debt was paid off during the third quarter of 2022.

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

During the quarter ended June 30, 2022, the Company impaired goodwill related to the intangible asset recorded at P3 LLC in the amount of $851.5 million. The impairment reduced the book basis of the Company's investment in P3 LLC such that the recognition of a deferred tax asset on the outside book and tax basis investment difference resulted. The deferred tax asset related to the investment on P3 LLC has been simultaneously reduced fully by an increase to the recorded valuation allowance due to both cumulative losses in recent years of the Company, and the capital character for income tax purposes of the outside basis difference such that the Company would need sufficient capital character gains for income tax purposes to realize the tax over book outside basis difference. Prior to the impairment, the outside basis difference was an unrecognized deferred tax liability due to the amount of book goodwill more than tax goodwill for which a recognition exception applied. The amount of the deferred tax asset and offsetting valuation allowance related to the outside basis difference for the investment in P3 LLC as of September 30, 2022 is an estimated $7.2 million.

No income tax expenses were incurred for the nine months ended September 30, 2022 and 2021. The Company continues to be in a net operating loss and deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company’s effective tax rate for the nine-months ended September 30, 2022 and 2021 was 0.00%. There was no uncertain tax provision nor contingencies as of September 30, 2022 and December 31, 2021.

Tax Receivable Agreement

Pursuant to our election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in our share of the tax basis in the net assets of P3 LLC when its units are redeemed or exchanged. The Company intends to treat any redemptions and exchanges of P3 LLC Units as direct purchases of the units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent the tax basis is allocated to those capital assets.

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

The payment obligation under the TRA is an obligation of the Company and not of P3 LLC. The payments that the Company will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but the Company expects the cash tax savings it will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

As a result of the Business Combinations, the potential future tax benefits are estimated to be $5.4 million, of which $4.6 million is estimated to be the associated TRA liability.

As of September 30, 2022 and December 31, 2021, the Company did not record a TRA liability related to the tax savings it would realize from the utilization of such deferred tax assets because it is not probable that such a liability would be paid based on its estimates of future taxable income, consistent with the Company’s conclusion that it is not more-likely-than-not to realize its deferred tax assets.

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

Note 17: Capitalization and Management Incentive Units

Successor Period

Class A Common Stock

The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, of which 41,578,890 shares were issued and outstanding on September 30, 2022 and December 31, 2021. As discussed in the Note 7 “Business Combinations,” upon closing of the Foresight Business Combinations:

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

Class V Common Stock

The Company is authorized to issue 205,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. The holders of Common Units of P3 LLC subscribed for shares of Class V Common Stock on a one-for-one basis and may exchange their Common Units and Class V Common Stock together for Class A Common Stock on a one-for-one basis. All Class V Common Stock issued as of the Business Combinations date is subject to a 180 day lockup period. As of September 30, 2022 and December 31, 2021, there were 201,530,796 and 196,553,523 shares of Class V Common Stock issued and outstanding, respectively, and an additional 494,127 and 5,471,400 Class V shares which are restricted and subject to time-based vesting requirements related to the underlying incentive units on September 30, 2022 and December 31, 2021, respectively, as further discussed in Note 18.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which zero shares were outstanding as of September 30, 2022 and December 31, 2021.

P3 Health Group, LLC Common Units

In connection with the Business Combinations, all outstanding Class A Units, Class B Units, Class C Units and Class D Units of P3 Health Group Holdings, LLC were converted into the right to receive the merger consideration, which consisted of cash and newly-issued Common Units of P3 LLC. The Common Units were issued in amounts determined in accordance with the Merger Agreement and the then-existing limited liability company agreement of P3 Health Group Holdings, LLC. Each holder of Common Units was issued shares of Class V Common Stock on a one-for-one basis. At September 30, 2022 and December 31, 2021, there were 243,603,813 Common Units outstanding at P3 LLC of which the Company held 41,578,890 Common Units and non-controlling interests held the remaining 202,024,923 Common Units outstanding, 494,127 and 5,471,400 of which are restricted as discussed above, respectively.

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

At December 31, 2020 and September 30, 2021, there were 43,000,000 Class A Units authorized and outstanding; 6,000,000 and 8,000,000 Class B Units authorized and outstanding, respectively; 1,302,083 and 1,925,833 Class C Units authorized and outstanding, respectively; 16,130,034 Class D Units authorized and outstanding. In connection with the Business Combinations, all outstanding Class A, B, C and D Units were converted into the right to receive the merger consideration described above.

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

	Weighted		Weighted
	Average		Average
	Grant-Date	Time Based	Grant-Date	Performance
	Fair Value	Units	Fair Value	Based Units
Outstanding and non-vested at December 31, 2021	$9.20	5,471,400	$—	—
Granted during period	—	—	—	—
Vested	9.20	4,977,273	—	—
Cancelled/forfeited	—	—	—	—
Outstanding and non-vested at September 30, 2022	$9.20	494,127	$—	—

Profit interest awards were issued as part of the Business Combination. Time-based units vest ratably over periods of between one month and two years, so long as the optionee stays employed. The time-based units have a weighted average remaining time to vest of 0.12 years at September 30, 2022.

Stock-Based Compensation Expense

The Company recorded $1,783,994 and $17,210,974 of stock-based compensation cost for the three and nine months ended September 30, 2022, respectively, which is classified in Corporate, General and Administrative Expenses. As of September 30, 2022, there was $7,233,627 of unrecognized equity-based compensation cost. The Company did not recognize any tax benefits related to stock-based compensation for the nine months ended September 30, 2022. The Company accounts for forfeitures of awards as they occur.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2022:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Outstanding and non-vested at December 31, 2021	—	$—	—
Granted	2,034,279	6.43	3.10
Vested	91,667	5.02	—
Cancelled/forfeited	—	—	—
Outstanding and non-vested at September 30, 2022	1,942,612	$6.50	2.52

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

Note 19: Earnings (Loss) per Share

Loss per Share – Successor Period

Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income:

	Successor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Numerator - Basic:
Net loss	$(65,329,041)	$(1,029,225,234)
Less: Net loss attributable to Non-controlling interest	(54,155,858)	(853,124,598)
Net loss attributable to Class A common stockholders - Basic	(11,173,183)	(176,100,636)

Numerator - Diluted:
Net loss attributable to Class A Common Stockholders - Basic	$(11,173,183)	$(176,100,636)
Add: Net loss and tax effect attributable to Non-controlling interest	(54,155,858)	(853,124,598)
Net loss attributable to Class A common stockholders - Diluted	(65,329,041)	(1,029,225,234)

Denominator - Basic:
Weighted average Class A common shares outstanding - Basic	41,578,890	41,578,890
Loss per share attributable to Class A common shareholders - Basic	$(0.27)	$(4.24)

Denominator - Diluted:
Weighted average Class A common shares outstanding - Basic	41,578,890	41,578,890
Weighted average effect of dilutive Class V shares	201,457,191	199,684,102
Weighted average Class A common shares outstanding - Diluted	243,036,081	241,262,992
Loss per share attributable to Class A common shareholders - Diluted	$(0.27)	$(4.27)

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive. The liability-classified Public and Private Warrants are out of the money and thus have no impact on diluted EPS:

Successor
As of September 30, 2022
Public Warrants	10,591,605
Private Warrants	227,500
Restricted Shares	494,127
Options	2,134,279
13,447,511

Note 20: Premium Deficiency Reserve

The Company assesses the profitability of our at-risk share savings arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a PDR is recognized. Management concluded a PDR of $27,719,928 and $37,835,642 existed at September 30, 2022 and December 31, 2021, respectively, which represented its estimate of probable contract losses expected to be generated by the Company’s contracts with its health plan partners.

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

The Company entered one new operating lease in the nine months ended September 30, 2022. On June 9, 2022, the company entered into the first amendment to the lease agreement for its lease in Henderson, NV. This lease amendment will expand the premises to include three other suites in the same building and extend the term of the lease 94 months commencing on October 1, 2022, after the original lease matured on September 30, 2022. As a result of the lease modification related to the existing premises, ROU Assets and Liabilities increased $3.1 million.

Additionally, during the three months ended September 30, 2022, the Company acquired four new leases as a part of the medical practice acquisitions, as described in Note 7 “Business Combinations.” The acquisitions and related addition to ROU Assets and Liabilities were determined to be immaterial for disclosure.

Operating lease costs are included within operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases, short-term lease costs, nor any sublease income.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Lease costs	$901,079	$688,104

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Lease costs	$2,374,789	$1,740,067

Lease terms and discount rates consisted of the following at each of the periods presented below:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Weighted average remaining lease term (years)	6.42	5.09
Weighted average discount rate	11.7%	11.2%

The table below reconciles the undiscounted future minimum lease payments under noncancelable operating leases with terms of more than one year to the total operating and finance lease liabilities recognized on the condensed consolidated balance sheets as of the dates presented.

September 30, 2022
October 1, 2022 to December 31, 2022	$712,565
2023	1,347,234
2024	2,958,684
2025	2,602,888
2026	1,950,448
Thereafter	4,619,793
Total Payments	14,191,612
Less: Interest	(2,821,505)
Present Value of Lease Liabilities	$11,370,107

The current portions of ROU liabilities of $213,158 and $2,087,235 are included in Accounts Payable and Accrued Expenses in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Note 22: Redeemable Non-Controlling Interests

Non-controlling interests represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the P3 LLC Common Units held directly by the shareholders other than the Company). The non-controlling interests represent an approximately 83% ownership in P3 LLC as of September 30, 2022.

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

The P3 LLC Common Units held by outside shareholders have been classified as redeemable noncontrolling interest in the Company. The cash redemption feature is considered outside of the control of the Company for the reason described above. Therefore, in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the P3 LLC Units are classified as temporary equity in the Company’s condensed consolidated balance sheets.

The redeemable noncontrolling interest was initially measured at its fair value on December 3, 2021. Net income or loss is attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable noncontrolling interest’s share of net income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income or loss. As of September 30, 2022, the fair value of redeemable non-controlling interest was higher than the carrying value and thus, a remeasurement adjustment of $19,375,288 was recorded to redeemable non-controlling interests with an offset to additional paid in capital. As of December 31, 2021, the fair value of redeemable non-controlling interest was lower than the initial value and there was no remeasurement adjustment recorded.

In addition, pursuant to the Agreement and Plan of Merger, all non-controlling interest holders are subject to certain lock-up period and as a result, there was no exchange or redemption activity as of September 30, 2022 and December 31, 2021.

Note 23: Commitments and Contingencies

Commitments

The Company has non-cancelable contractual agreements primarily related to leases. For additional discussion on leases, see Note 21 “Leases.”.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated COVID 19 a global pandemic. The rapid spread of COVID 19 around the world and throughout the U.S. has altered the behavior of businesses and people, with significant negative effects on Federal, state, and local economies, the duration of which continues to remain unknown. Various mandates were implemented by Federal, state, and local governments in response to the pandemic, which caused many people to remain at home along with forced closure of or limitations on certain businesses. This included suspension of elective procedures by healthcare facilities. While restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergency procedures, some restrictions remain in place. COVID 19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the Company’s patients.

The COVID 19 pandemic did not have a material impact on the Company’s revenues for the nine-month period ended September 30, 2022 and the year ended December 31, 2021. Nearly 99% of the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. Based on claims paid to date, direct costs associated with COVID-19 claims was approximately $93.3 million for the period March 1, 2020 through September 30, 2022. Management instituted multiple safety measures for the Company’s employees including a work-from-home policy and access to free vaccinations and personal protective equipment.

The full extent to which COVID 19 will directly or indirectly impact the Company, its future results of operations and financial condition will depend on factors which are highly uncertain and cannot be accurately predicted. This includes new and emerging information from the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on the Company’s markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, management cannot estimate the length or severity of the impact of the pandemic on the Company’s business. Furthermore, because of the Company’s business model, the full impact of COVID 19 may not be fully reflected in the Company’s results of operations and overall financial condition until future periods. However, management continues to closely evaluate and monitor the nature and extent of these potential impacts to the Company’s business, results of operations and liquidity.

Note 24: Related Parties

Intercompany Transactions

P3 has entered into agreements (“Services Agreements”) with the Network, under which P3 provides the Network with certain management, administrative, and other non-medical support services.

The Company and its subsidiaries have “Deficit Funding Agreements” with the Network, whereby the Company or its subsidiaries provide loans (“Advances”) from time to time principally for the purpose of working capital support.  Net Advances made to the Network and accrued interest expense in the three-month period ended September 30, 2022 were as follows:

Successor
September 30, 2022
Balance at December 31, 2021	$27,907,247
Advanced During Period	1,742,914
Interest Accrued During period	463,905
Balance at September 30, 2022	$30,114,066

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

There were no advances transacted between P3 NV and KWA during the periods ended September 30, 2022 or December 31, 2021.

Atrio Health Plans

Successor
Three Months Ended
September 30, 2022
(Unaudited)
Revenue Earned from Capitation	$35,365,746
Management Fees	570,500
Claims Paid	39,861,830

Successor
Nine Months Ended
September 30, 2022
(Unaudited)
Revenue Earned from Capitation	$127,505,484
Management Fees	1,716,134
Claims Paid	137,367,493

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

In connection with the Business Combinations further described in Note 1 and Note 7, the Company became the sole managing member of P3 LLC. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. As a result, P3 LLC is considered a VIE. As the sole managing member, the Company has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits and accordingly is considered the primary beneficiary.

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

The following tables provide a summary of the VIE’s assets, liabilities and operating performance.

	Successor
ASSETS	September 30, 2022	December 31, 2021
Cash	$5,413,965	$7,570,247
Client Fees and Insurance Receivable, net	16,653	60,815
Prepaid Expenses and Other Current Assets	1,353,408	406,372
Property, Plant and Equipment, net	44,494	36,416
Investment in Other P3 Entities	6,000,000	6,000,000
TOTAL ASSETS	12,828,520	14,073,850
LIABILITIES AND MEMBERS’ DEFICIT
Accounts Payable and Accrued Expenses	7,653,560	4,804,704
Accrued Payroll	2,233,567	1,303,615
Due to Consolidated Entities of P3	27,001,570	24,110,831
TOTAL LIABILITIES	36,888,697	30,219,150
MEMBERS’ DEFICIT	(24,060,177)	(16,145,300)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$12,828,520	$14,073,850

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
		(As Restated)
Revenue	$13,594,142	$1,905,404
Expenses	15,731,721	4,707,369
Net Loss	$(2,137,579)	$(2,801,965)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
		(As Restated)
Revenue	$39,462,716	$5,815,261
Expenses	46,708,335	13,858,939
Net Loss	$(7,245,619)	$(8,043,678)

Note 26: Warrants

As of December 31, 2020, there were 858,351 Class D warrants outstanding for the predecessor entity. In conjunction with the Term Loan issued November 19, 2020, the predecessor entity issued 858,351 10-year warrants to purchase shares of Series D Preferred Units at $4.68 per share. The warrants were recorded as a liability on the consolidated balance sheet with a balance of $6,316,605 as of December 31, 2020. During the year ended December 31, 2020, no change in the fair value of the warrant liability was recognized in the consolidated statements of operations. During 2021, 858,351 warrants were exercised on a cashless basis, with an exercise price of $4.68 per share as part of the Business Combination. There are no Class D Warrants outstanding as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, there were an aggregate of 10,819,105 warrants outstanding, which include the Public Warrants and Private Placement Warrants. Each warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants became exercisable 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combinations. The Company has the right to redeem the Public Warrants when the price per Class A ordinary share equals or exceeds $18.00 for 20 days within a 30-day trading period. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are subject to certain transfer restrictions, are not redeemable by the Company if they are held by Sponsors, and are exercisable on a cashless basis.

The Public Warrants and Private Placement Warrants are recorded as a liability on the consolidated balance sheets with a balance of $7,996,432 and $11,382,826 as of September 30, 2022 and December 31, 2021, respectively. A loss of $2,567,423 and a gain of $3,386,394 were recognized in the three months and nine months ended September 30, 2022, respectively, and a loss of $1,401,686 and $12,063,265 was recognized in the three months and nine months ended September 30, 2021, respectively from the change in fair value of the warrant liability in the consolidated statements of operations. During the nine months ended September 30, 2022 and the year ended December 31, 2021, zero Public Warrants and Private Placement Warrants were exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes included in our 2021 Form 10-K and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q.

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

Our company was formed in 2017, and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,800 physicians, in 15 markets (counties) across 5 states in five full years of operations as of September 30, 2022. Our platform has enabled us to grow our annual revenue by 94% from December 31, 2018 to December 31, 2021. As of September 30, 2022, our PCP network served approximately 101,000 at-risk Medicare Advantage members. We believe we have significant growth opportunities available to us across existing and new markets, with less than 1% of the 491,060 PCPs in the U.S. currently included in our physician network.

Impact of COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 a global pandemic. The rapid spread of COVID-19 around the world and throughout the U.S. has altered the behavior of businesses and people, with significant negative effects on Federal, state, and local economies, the duration of which continues to remain unknown. Various mandates were implemented by Federal, state, and local governments in response to the pandemic, which caused many people to remain at home, along with forced closure of or limitations on certain businesses. This included suspension of elective procedures by healthcare facilities. While restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergency procedures, some restrictions remain in place.

COVID-19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of P3’s patients. To ensure a coordinated response to the pandemic, we created a COVID-19 Task Force that is supported by team members from across the organization. Our company owned clinics remained open to those members with urgent needs, and we successfully pivoted to a telemedicine offering for routine care in order to protect and better serve our patients, providers, care teams and community. We continued to support our affiliate physician network with the tools, team and technology to provide care to the members we serve. Management instituted multiple safety measures for P3 employees including a work-from-home policy and access to free vaccinations and personal protective equipment. Deeply committed to our employees, we made a conscious decision not to furlough any of our employees, even if their function was disrupted by COVID-19. Due to our recurring contracted revenue model, the COVID-19 pandemic did not have a material impact on P3’s revenues during 2020, 2021 and the nine-month period ended September 30, 2022. Nearly 99% the Company’s total revenues are recurring, consisting of fixed monthly PMPM capitation payments received from Medicare Advantage health plans. P3 estimates that it incurred approximately $93.3 million of direct costs related to COVID-19 claims during the period from March 1, 2020 through September 30, 2022. We expect to incur additional COVID-19 related costs given the volume of positive cases and “breakthrough” cases (positive cases in vaccinated patients) present in our markets.

Because of the nature of capitation arrangements, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. The full extent to which COVID-19 will directly or indirectly impact our future results of operations and financial condition will depend on multiple factors. This includes new and emerging information from the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these factors, management may not be able to fully estimate the length or severity of the impact of the pandemic on our business. However, management continues to closely evaluate and monitor the nature and extent of these potential impacts to P3’s business, results of operations and liquidity.

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

At September 30, 2022 the number of Medicare Advantage at-risk members on our platform was approximately 101,000 compared to approximately 60,600 members at September 30, 2021, representing a growth rate of 67% over this period. The table below illustrates membership growth from 2019 to 2022:

	December 31,	December 31,	December 31,	September 30,
	2019	2020	2021	2022	CAGR
At-risk Medicare Advantage Members	19,700	50,600	67,000	101,000	81%
Year-over-year % change	89%	157%	32%	67%

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

When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we’re able to leverage the investments we previously made to have a faster impact on our expanded footprint. We have historically demonstrated success in effectively growing into new and adjacent markets. As of September 30, 2022, we operate in 15 markets, markets being counties, across five states. P3 is actively pursuing opportunities to expand operations to additional states in the Southwest and Midwest.

Growing Membership in Existing Markets

Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through September 30, 2022, P3 experienced an average of  98% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.

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

Effectively Managing Member Medical Expense

Our medical claims expense is our largest expense category (except for goodwill impairment), representing 83% of our total operating expenses (excluding goodwill impairment) for the three months and nine months ended September 30, 2022, respectively. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local

FFS benchmarks. For example, in 2019 our Arizona members’ emergency department (“ED”) utilization was 36% lower than the local FFS benchmark and inpatient hospital admission rate was 35% lower than the local FFS benchmark.

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

Non-GAAP Financial Measures and Key Performance Metrics

We use certain non-GAAP financial measures to supplement our condensed consolidated financial statements, which are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These non-GAAP financial measures include Adjusted EBITDA. A non-GAAP financial measure is a numerical measure that departs from GAAP because it includes or excludes amounts that are required under GAAP. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-GAAP financial measures as used by P3 may not be comparable to similarly titled measures used by other companies. The presentation of non-GAAP financial measures provides additional information to investors regarding our  results of operations that our management believes is useful for trending, analyzing and benchmarking the performance of our business. See “Supplemental Unaudited Presentation of Consolidated Adjusted EBITDA,” below, for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure.

In addition to our GAAP and non-GAAP financial information, we monitor the following operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business:

	December 31,	December 31,	December 31,	September 30,
	2019	2020	2021	2022
At-risk members	19,700	50,600	67,000	101,000
Affiliate PCPs	1,000	1,500	2,100	2,800

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

Capitated revenue

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

Management determined the transaction price for these contracts is variable as it primarily includes PMPM fees, which can fluctuate throughout the course of the year based on the acuity of each individual enrollee. The Company generally estimates the transaction price using the most likely methodology. Amounts are only included in the transaction price to the extent any significant uncertainty of reversal on cumulative revenue will not occur and is, furthermore, resolved. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Capitated revenues are recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g. month) and is recognized net of projected acuity adjustments and performance incentives or penalties as management can reasonably estimate the ultimate PMPM payment of those contracts. We recognize revenue in the month in which attributed members are entitled to receive healthcare benefits during the contract term.

As previously noted, it is the Company’s policy to recognize the variable RAF component of capitation revenues, to the extent it is probable that a significant reversal will not occur. Generally, the Company’s estimate of the variable RAF component of capitation at the December 31 balance sheet is constrained, as it is not probable that a significant reversal would not occur. Due to the timing of filing the 2021 annual financial statements in October 2022, the Company subsequently collected the RAF component of capitation payments prior to the issuance of the 2021 financial statements, effectively relieving the constraints which normally exist at our December 31, 2021 balance sheet date.  As a result, capitation revenues of $12.3 million which would have been recognized in 2022 were instead recognized in the 2021 annual report.

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

Operating expenses

Medical expenses. Medical expenses primarily include costs of all covered services provided to members by non-P3 employed providers. This also includes an estimate of IBNR. IBNR is recorded as Claims Payable in the accompanying condensed consolidated balance sheets. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members. IBNR estimates are made on an accrual basis and adjusted in future periods as required. To the extent we revise our estimates of incurred but not reported claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance.

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

Premium deficiency reserve (“PDR”). Premium deficiency reserves are recognized when there is a future probable loss on unearned capitated premiums after deducting estimated and expected claim costs and claim adjustment expenses and maintenance expenses. PDR represents the advance recognition of a probable future loss in the current period’s financial statements. If a PDR exists, the amount is recognized by recording an additional liability for the probable future deficiency on the current period’s condensed consolidated balance sheet with a corresponding non-cash charge to the condensed consolidated statement of operations.

Results of Operations

The Business Combination resulted in the presentation of the Company’s financial statements on different basis for the periods July 1, 2022 through September 30, 2022 and January 1, 2022 through September 30, 2022; and the period July 1, 2021 through September 30, 2021 and January 1, 2021 through September 30, 2021. The Company has not provided pro forma statements of operations and cash flows for the three and nine-month periods ended September 30, 2021.

The historical financial information of Foresight (a special purpose acquisition company or “SPAC”) prior to the Business Combinations has not been included in the Predecessor financial statements as this information has been determined not to be useful to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into segregated trust accounts until a business combination occurs, at which point they are utilized to fund the business combination. The operations of a SPAC until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, the only activity reported in the Predecessor period was the operations of P3 LLC. Foresight’s historical financial information is excluded from the Predecessor financial information. Thus, the financial results of the Successor and Predecessor entities are expected to be largely consistent with the exception of certain financial statement line items impacted by the Business Combinations. Therefore, management believes that a discussion of the financial results of the Successor Period of 2022 compared with the Predecessor Period of 2021 is reasonable.

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (dollars in thousands):

	Successor		Predecessor		Successor		Predecessor
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022	% of	September 30, 2021	% of	September 30, 2022	% of	September 30, 2021	% of
	(Unaudited)	Revenue	(Unaudited, As Restated)	Revenue	(Unaudited)	Revenue	(Unaudited, As Restated)	Revenue

OPERATING REVENUE:
Capitated Revenue	$243,988	98%	$153,073	98%	$780,775	99%	$443,598	98%
Other Patient Service Revenue	4,272	2%	3,113	2%	10,483	1%	8,472	2%
TOTAL OPERATING REVENUE	248,260	100%	156,186	100%	791,258	100%	452,070	100%
OPERATING EXPENSES:
Medical Expenses	254,776	103%	161,328	104%	788,046	99%	458,333	102%
Premium Deficiency Reserve	(7,302)	-3%	1,600	1%	(10,116)	-1%	4,600	1%
Corporate, General and Administrative Expenses	37,864	15%	20,434	13%	117,560	15%	53,883	12%
Sales and Marketing Expenses	1,119	0%	491	0%	3,392	0%	1,118	0%
Goodwill impairment	—	0%	—	0%	851,456	108%	—	0%
Depreciation and Amortization	21,815	9%	456	0%	65,287	8%	1,219	0%
TOTAL OPERATING EXPENSES	308,272	124%	184,309	118%	1,815,625	229%	519,153	115%
OPERATING LOSS	(60,012)	-24%	(28,123)	-18%	(1,024,367)	-129%	(67,083)	-15%
OTHER INCOME (EXPENSE):
Interest Expense, net	(2,750)	-1%	(2,529)	-2%	(8,244)	-1%	(7,023)	-1%
Mark-to-Market of Stock Warrants	(2,567)	-1%	(1,402)	-1%	3,386	0%	(12,063)	-3%
TOTAL OTHER INCOME (EXPENSE)	(5,317)	-2%	(3,931)	-3%	(4,858)	-1%	(19,086)	-4%
LOSS BEFORE INCOME TAXES	(65,329)	-26%	(32,054)	-21%	(1,029,225)	-130%	(86,169)	-19%

PROVISION FOR INCOME TAXES	—	0%	—	0%	—	0%	—	0%
NET LOSS	(65,329)	-26%	(32,054)	-21%	(1,029,225)	-130%	(86,169)	-19%
LESS NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(54,156)	-22%	—	0%	(853,124)	-108%	—	0%
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(11,173)	-4%	$(32,054)	-21%	$(176,101)	-22%	$(86,169)	-19%
NET LOSS PER SHARE (BASIC)	$(0.27)		$—		$(4.24)		$—
NET LOSS PER SHARE (DILUTED)	$(0.27)		$—		$(4.27)		$—

Revenue

Capitated revenue was $244.0 million for the three months ended September 30, 2022, a 59% increase compared to capitated revenue of $153.1 million for the three months ended September 30, 2021. Capitated revenue was $780.8 million for the nine months ended September 30, 2022, an 76% increase compared to capitated revenue of $443.6 million for the nine months ended September 30, 2021. These increases were driven primarily by a 67% increase in the total number of at-risk members from 60,600 at September 30, 2021 to 101,000 at September 30, 2022, as we increased the number of health plan contracts from fourteen to twenty and a 5% increase in capitation revenue rates, due to increased premiums from patients with a higher average level of acuity. Capitated revenue was approximately 98% and 99% of total revenue for the three and nine months ended September 30, 2022, respectively.

Other patient service revenue was $4.3 million for the three months ended September 30, 2022, a 37% increase compared to other patient service revenue of $3.1 million for the three months ended September 30, 2021. Other patient service revenue was $10.5 million for the nine months ended September 30, 2022, a 24% increase compared to other patient service revenue of $8.5 million for the nine months ended September 30, 2021. These increases were primarily driven by increased fees associated with care coordination services and additional fees earned at owned clinics. Other patient service revenue was approximately 2% and 1% of total revenue for the three and nine months ended September 30, 2022, respectively.

Operating expenses

Medical Expenses

Medical expenses were $254.8 million for the three months ended September 30, 2022, a 58% increase compared to medical expenses of $161.3 million for the three months ended September 30, 2021. Medical expenses were $788.0 million for the nine months ended September 30, 2022, a 72% increase compared to medical expenses of $458.3 million for the nine months ended September 30, 2021. These increases were primarily driven by a 56% increase in the total number of at-risk members year-over-year (“YoY”).

Corporate, General and Administrative Expenses

Corporate, general, and administrative expenses were $37.9 million for the three months ended September 30, 2022, an 85% increase compared to corporate, general and administrative expenses of $20.4 million for the three months ended September 30, 2021. The increase was primarily due to a $1.4 million increase in stock-based compensation expense, a $6.2 million increase in professional fees supporting our operations as a public company, a $1.1 million increase in insurance expense, $1.4 million transaction bonus , and a $6.6 million increase in salary related expenses as the average full time employee count increased from 307 for the three months ended September 30, 2021 to 527 for the three months ended September 30, 2022.

Corporate, general and administrative expenses were $117.6 million for the nine months ended September 30, 2022, a 118% increase compared to corporate, general and administrative expenses of $53.9 million for the nine months ended September 30, 2021. The increase was primarily due to a $15.8 million increase in stock-based compensation expense, a $16.6 million increase in professional fees supporting our operations as a public company, $7.3 million transaction bonus , $1.1 million increase in computer software expense, and a $21.6 million increase in salary related expenses as the average full time employee count increased from 307 for the nine months ended September 30, 2021 to 527 for the nine months ended September 30, 2022.

Sales and Marketing Expenses

Sales and marketing expenses were $1.1 million for the three months ended September 30, 2022, a 128% increase compared to sales and marketing expenses of $0.5 million for the three months ended September 30, 2021. Sales and marketing expenses were $3.4 million for the nine months ended September 30, 2022, a 203% increase compared to sales and marketing expenses of $1.1 million for the nine months ended September 30, 2021.  These increases were driven by increases in community outreach spend and higher spending related to patient and provider marketing initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $21.8 million for the three months ended September 30, 2022, compared to amortization expenses of $0.5 million for the three months ended September 30, 2021. Depreciation and amortization expenses were $65.3 million for the nine months ended September 30, 2022, compared to $1.2 million for the nine months ended September 30, 2021. These increases were associated with definite lived intangible assets acquired in the Business Combinations in the fourth quarter of 2021, including trademarks and tradenames, customer contracts, provider network agreements and payor contracts.

Premium Deficiency Reserve (PDR)

Reductions to the PDR of $7.3 million and $10.1 million were recorded for the three and nine month periods ended September 30, 2022, respectively. A PDR of $1.6 million and $4.6 million were recorded in the three and nine month periods ended September 30, 2021, respectively.

Goodwill Impairment

The Company recorded an $851.5 goodwill impairment charge in the three month period ended June 30, 2022 due to the macroeconomic and financial market conditions, industry-specific considerations, the Company’s performance, and its sustained decrease in share price. See Note 11 “Goodwill.”

Other (Income)/Expense

Interest expense, net was $2.8 million for the three months ended September 30, 2022, an 8.7% increase compared to interest expense of $2.5 million for the three months ended September 30, 2021. Interest expense, net was $8.2 million for the nine months ended September 30, 2022, a 17% increase compared to interest expense of $7.0 million for the nine months ended September 30, 2021. These increases were primarily due to interest associated with the Company’s Term Loan Facility (defined below).

A loss of $2.6 million and $1.4 million were recorded for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively, for the change in the fair value of warrant liabilities associated with our public, private placement and forward purchase warrants. A gain of $3.4 million and loss of $12.1 million were recorded for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, respectively.

Provision for Income Taxes

The provision for income taxes was zero in each of the three and nine-month periods ended September 30, 2022 and September 30, 2021. As a result of the Business Combinations, substantially all of the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interest in P3 LLC. P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to U.S. federal, state and local income taxes. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members. Prior to the Business Combinations, the income and losses of P3 LLC was passed through to its members and nontaxable to P3 LLC.

Net Loss

Net loss was $65.3 million for the three-months ended September 30, 2022, or a 103% increase compared to a net loss of $32.1 million for the three-months period ended September 30, 2021. The $33.3 million increase primarily reflects a $93.4 million increase in medical expenses, net, a $17.4 million increase in corporate, general and administrative expenses, and a $21.4 million increase in depreciation and amortization expenses, partially offset by the $92.0 million increase in total operating revenue, a $8.9 million decrease in PDR expense, and a $1.2 million increase on the mark-to-market of stock warrants loss in the third quarter of 2022 compared with 2021. Net loss was $1,029.2 million for the nine-month periods ended September 30, 2022, or a 1,194% increase compared to a net loss of $86.2 million in the nine-months ended September 30, 2021. The $943.1 million increase primarily reflects a $329.7 million increase in medical expenses, net, a $851.5 million goodwill impairment charge in 2022, a $63.7 million increase in corporate, general and administrative expenses, and a $64.1 million increase in depreciation and amortization expenses, partially offset by a $339.2 million increase in total operating revenue, a $14.7 million decrease in PDR expense, and a $3.4 million gain on the mark-market of stock warrants in 2022 compared with a $12.1 million loss in 2021.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA using data derived from our unaudited consolidated financial statements for the periods indicated (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited, As Restated)	(Unaudited)	(Unaudited, As Restated)
Net loss	$(65,329)	$(32,054)	$(1,029,225)	$(86,169)

Adjustments to net loss
Interest expense, net	2,751	2,529	8,245	7,023
Depreciation and amortization expense	21,815	456	65,287	1,219
Goodwill impairment	—	—	851,456	—
Mark-to-market warrants	2,567	1,402	(3,386)	12,063
Premium deficiency reserve	(7,302)	1,600	(10,116)	4,600
Transaction expense, Business Combinations	112	—	2,248	—
Transaction related litigation expense	300	—	1,371	—
Transaction bonuses	1,432	—	7,337	—
Stock-based compensation expense	1,784	355	17,211	1,379
Restatement related costs	1,563	—	1,563	—
Other	—	—	109	—
Total adjustments to net loss	25,022	6,342	941,325	26,284
Adjusted EBITDA loss	$(40,307)	$(25,712)	$(87,900)	$(59,885)

Liquidity and Capital Resources

General

To date, we have financed our operations principally through the Business Combination, private placements of our equity securities, payments from our payors and borrowings under the Term Loan Facility (defined below). We generate cash primarily from our contracts with payors. As of September 30, 2022, we had cash and restricted cash of $35.4 million.

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

As noted above, we have no recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, we determined that payments to TRA holders are not probable and no TRA liability has been recorded as of September 30, 2022 and December 31, 2021.

As non-controlling interest holders exercise their right to exchange their units in P3 LLC(“P3 LLC Units”), a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of our Class A Common Stock at the time of the relevant redemption or exchange.

Liquidity

As of the date of this report, we believe that our cash, cash equivalents and restricted cash are not sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Form 10-Q. This evaluation of our cash resources available over the next twelve months does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or the many factors that determine the company’s capital requirements, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital.  Management continues to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Common Stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms, or potentially at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan.

As of the date of this report, we believe that our existing cash resources are not sufficient to support planned operations. The matters discussed above raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth summarized cash flows for the periods indicated:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited,
		As Restated)
Net cash used in operating activities	$(94,065,131)	$(39,827,450)
Net cash used in investing activities	(7,783,535)	(7,884,167)
Net cash (used in) provided by financing activities	(3,624,662)	12,491,534
Net change in cash	(105,473,328)	(35,220,083)
Cash at beginning of period	140,833,872	39,902,947
Cash at end of period	$35,360,544	$4,682,864

Net cash used in operating activities for the nine months ended September  30, 2022, was $94.1 million, an increase of $54.3 million compared to net cash used in operating activities of $39.8 million for the nine months ended September 30, 2021. Significant changes impacting net cash used in operating activities for the nine months ended September  30, 2022 as compared to the nine months ended September 30, 2021 were as follows:

●	a $943.1 million increase in our net loss from $86.2 million for the nine months ended September 30, 2021 to $1,029.2 million for the nine months ended September 30, 2022, driven in part by a $851.5 million goodwill impairment charge and a $51.7 million increase in certain non-cash expenses including depreciation, amortization, stock-based compensation, mark-to-market adjustments for warrants and premium deficiency reserves and the performance in our capitated contracts and increased at-risk Medicare Advantage members, as described above;
●	a decrease in our net health plan receivables for the nine months ended September 30, 2022 of $31.2 million compared to a decrease in our net health plan receivables for the nine months ended September 30, 2021 of $0.9 million.
●	a decrease in our net health plan payables for the nine months ended September 30, 2022 of $1.9 million compared to a decrease in our net health plan payables for the nine months ended September 30, 2021 of $0.5 million; and
●	offset by an increase in our claims payable for the nine months September 30, 2022 of $32.7 million compared to an increase in our claims payable for the nine months ended September 30, 2021 of $18.2 million;

Net cash used in investing activities for the nine months ended September 30, 2022 was $7.8 million compared to $7.9 million for the nine months ended September 30, 2021. The decrease in net cash used in investing activities was primarily driven by a decrease in purchases of property, plant and equipment, which is partially offset by increase in cash from acquisitions.

Net cash used in financing activities for the nine months ended September 30, 2022, was $3.6 million, a $16.1 million decrease, compared to net cash provided by financing of $12.5 million for the nine months ended September 30, 2021. This decrease reflects net proceeds of $12.8 million from the issuance of long-term debt during the nine months ended September 30, 2021 and repayment of short-term and long-term debt totaling $3.6 million during the nine months ended September 30, 2022.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of unpaid claims, long-term debt on term loans, unsecured debt and leases obligation for our facilities.

The following table summarizes our contractual obligations as of September 30, 2022 (in thousands):

	Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid Claims	$134,705,426	$134,705,426	$—	$—	$—
Short-term debt	—	—	—	—	—
Term loan	65,000,000	—	—	65,000,000	—
Unsecured debt	15,000,000	—	—	15,000,000	—
Lease obligation	11,370,108	570,897	3,449,837	3,648,065	3,701,309
Other	—	—	—	—	—
Total	$226,075,534	$135,276,323	$3,449,837	$83,648,065	$3,701,309

Unpaid claims

As of September 30, 2022, we estimated a balance of unpaid claims due to third parties for health care services provided to members, including estimates for incurred but not reported claims, of $134.7 million. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per members, changes in member mix or simply due to addition of new members.

Term Loan

On November 19, 2020, the Company entered a Term Loan and Security Agreement with CRG Servicing, LLC (the “Term Loan Agreement”) providing for funding of up to $100 million (the “Term Loan Facility”). The maturity date of the Term Loan Facility is December 31, 2025. As of September 30, 2022, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and the remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0 % per annum on a quarterly cycle (in arrears) beginning March 31, 2021. Commencing in March of 2021, we elected to pay 8.0% with the remaining 4.0% being added to principal as “paid in kind” (“PIK”) for a period of three years (or twelve payments), in lieu of the full 12.0% in cash.

Under the terms of the Term Loan Agreement, we must remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. In addition, the Term Loan Facility restricts our ability and the ability of our subsidiaries to, among other things, incur indebtedness and liens. Beginning in 2021, and on an annual basis thereafter, the Company must post a minimum amount of annual revenue equal to or greater than $395.0 million; increasing to $460.0 million in 2022; $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025 and thereafter. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. The Company was in compliance with all covenants at September 30, 2022, except for the condition disclosed in Note 15 “Long-term Debt”, where the Company was not in compliance with a covenant related to the issuance of the 2021 financial statements with an audit opinion free of a “going concern” qualification or timely filing of the 2021 financial statements. The Term Loan lenders granted (i) a waiver of the covenant under the Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2021 and (ii) a consent to extend the deadline to provide audited financial statements for the year ended December 31, 2021 to October 21, 2022.

Unsecured Debt

As of September 30, 2022, we have a $15.0 million unsecured note with a former equity investor. The note carries interest of 11.0% per year. The principal balance plus accrued interest is due at maturity, which is the earlier of June 30, 2026 or a change in control transaction. The transaction pertaining to P3’s merger with Foresight did not constitute a change in control. As of September 30, 2022, accrued interest totaled $8.3 million on this note.

For additional discussion of our unpaid claims, term loan, unsecured debt and lease obligation, see Note 3 “Going Concern and Liquidity,” Note 14 “Claims Payable,” Note 15 “Long-term Debt,” and Note 21 “Leases” in our condensed consolidated financial statements as of and for the period ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

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

Accounting policies, including those requiring the application of significant judgement by management, are described in Note 4 “Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Form 10-Q and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There were no material changes to these policies and estimates as compared to those described in our 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 5 “Recent Accounting Pronouncements Adopted” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting standards issued and the anticipated effects on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes. As of September 30, 2022, there have been no material changes to our market risk assessment previously disclosed in our 2021 Form 10-K.

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

As of September 30, 2022, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q due to material weaknesses in internal control over financial reporting identified in our 2021 Form 10-K for the year ended December 31, 2021, as further described below.

Material Weaknesses

In connection with the audit of our financial statements for the year ended December 31, 2021, and as previously reported, the restatement of the Company’s financial statements for the years ended December 31, 2020 and 2019 as more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to our consolidated financial statements in our 2021 Form 10-K, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in internal control over financial reporting

Other than the actions to remediate the material weaknesses in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than the legal proceedings disclosed in Part I, Item 3., “Legal Proceedings” of our 2021 Form 10-K, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition. There have been no material changes or developments in our legal proceedings during the nine months ended September 30, 2022, from those previously disclosed in Part I, Item 3., “Legal Proceedings” of our 2021 Form 10-K , other than as described below.

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

On September 14, 2021, the Court of Chancery issued an oral ruling denying Hudson’s motion for preliminary injunction due to the lack of probability of success on the merits or, with respect to the Section 5.10 of the then-existing P3 LLC agreement (the “Purchase Option”) only, lack of a showing of irreparable harm based on the condition that the escrow described below be created. In its ruling, the Court held that Hudson had not demonstrated a reasonable probability of success on its claims, except for its claim under the Purchase Option, which - if applicable - would allow Hudson to exercise an option to purchase additional equity interests in P3 in connection with the pending transaction with Foresight. With respect to the Purchase Option claim, the Court declined to address the merits and instead denied Hudson’s motion finding that Hudson failed to demonstrate irreparable harm. This ruling was made subject to the condition that Defendants memorialize their commitment to escrow, pending final resolution of this action, the consideration Hudson would be entitled to receive if it is determined that the Purchase Option can be validly exercised, in a stipulation filed with the Court. On September 17, 2021, Defendants filed a stipulation and proposed order regarding escrow which confirmed their commitment to do so and to cause the Payment Spreadsheet (as that terms is defined in Section 2.01(f) of the Merger Agreement) to provide that such consideration will be directed to such escrow. The Court granted and entered the stipulation and proposed order on September 17, 2021.

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

On October 31, 2022, the Court issued an opinion granting in part and denying in part the Company’s Motion to Dismiss. The Court denied Defendants’ motion with respect to Hudson’s claims that the Company breached the LLC Agreement by: (i) allegedly failing to obtain Hudson’s consent before allocating seats on the board of directors for the new company to certain representatives from Chicago Pacific; (ii) combining the Company with a CPF affiliate, MyCare; (iii) allegedly not making a full first-priority distribution to Hudson; (iv) using blocker transactions as part of the merger; and (v) allegedly failing to provide Hudson managers with certain information during the transaction and allegedly not permitting them to participate in the planning of the transaction.  The Court granted all other breach of contract claims against the Company.

On November 1, 2022, the Court issued an opinion granting in part and denying in part a motion to dismiss filed by Mr. Leisure, Mr. Kazarian, Mr. Abdou, Mr. Bacchus, Mr. Garrett, Mr. Price, Ms. Glisson, and Mr. Leavitt (the “Manager Defendants”) with respect to Hudson’s claim for bad faith breach of contract under a variety of theories.  The Court’s opinion granted in part and denied in part the Manager Defendants’ motion, permitting certain of Hudson’s bad faith breach of contract claims to proceed against the Manager Defendants, but dismissing others.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A., “Risk Factors” of our 2021 Form 10-K. You should carefully consider the risk factors discussed in our 2021 Form 10-K, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 11, 2022, certain subsidiaries of the Company and Eric Atkins entered into a Confidential Separation Agreement and Release (the “Separation Agreement”) in connection with Mr. Atkin’s resignation as Chief Financial Officer of the Company. Pursuant to the Separation Agreement, 81,264 unvested P3 LLC Units and Class V common stock of the Company held by Mr. Atkins will vest on January 20, 2023 (rather than be forfeited for no consideration) in exchange for Mr. Atkins’s execution and non-revocation of a general release of claims and his continued compliance with non-competition, non-solicitation, non-disparagement and confidentiality covenants.

The foregoing description of the Separation Agreement is only a summary and is qualified in its entirety by the full text of the Separation Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight, P3 Health Group Holdings, LLC, FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight, Merger Sub and P3.	8-K	001-40033	2.1	11/22/2021
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp. (“Foresight”), FAC merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/3/2021
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/3/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/3/2021
3.2	Bylaws of the Company.	8-K	001-40033	3.2	12/3/2021
10.1	Separation Agreement, by and between P3 Health Partners Inc. and Eric Atkins.					*
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302					*

of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Scheme Document	*
101.CAL	Inline XBEL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	P3 Health Partners Inc.

	By:	/s/ Erin Darakjian
Erin Darakjian
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)