Form 10-K/A
period 2022-12-31
P3 Health Partners Inc.
filed 2023-05-01
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-40033
P3 Health Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2992794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2370 Corporate Circle Suite 300 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (702) 910-3950
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Class A common stock, par value $0.0001 per share	PIII	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	PIIIW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price on that date as reported by the Nasdaq Stock Market was approximately $93 million.
As of April 15, 2023, the registrant had 110,736,035 shares of Class A common stock, par value $0.0001 and 202,024,923 shares of Class V common stock, par value $0.0001 outstanding.

PCAOB ID:	243	Auditor Name:	BDO USA, LLP	Auditor Location:	Las Vegas, Nevada
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends the Annual Report of P3 Health Partners Inc. (“P3” or the “Company”) on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). We are filing this Amendment No. 1 to amend and restate in their entirety Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) of Form 10-K that were previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the reference on the cover page of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing has been removed.
In addition, Item 15 of Part IV has been amended solely to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment No. 1 as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except as described above, no other changes have been made to the Original Filing. Other than the information specifically amended and restated herein, we have not updated the information contained herein for events occurring subsequent to March 31, 2023, the filing date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.
As used in this report, the terms “we,” “us,” “our,” “P3” and the “Company” refer to P3 Health Partners Inc. and its subsidiaries.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Amendment No. 1):

Name	Age	Position
Executive Officers
Sherif Abdou, M.D.	62	Chief Executive Officer, Director and Co-Founder
Amir Bacchus, M.D.	59	Chief Medical Officer, Director and Co-Founder
Atul Kavthekar	55	Chief Financial Officer

Non-Employee Directors
Mark Thierer	63	Chairman of the Board
Greg Wasson	64	Director
Lawrence B. Leisure	72	Director
Mary Tolan	62	Director
Greg Kazarian	60	Director
Thomas E. Price, M.D.	69	Director
Jeffrey G. Park	51	Director
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

Greg Wasson has served as a director of P3 Health Partners Inc. and its predecessor, Foresight Acquisition Corp, since November 2020. Mr. Wasson currently serves as President and Founder of his own family office, Wasson Enterprise. Wasson Enterprise’s focus is to partner with entrepreneurs and operators to build sustainable, high-growth businesses that do well by doing good. As the former President and CEO of Walgreens Boots Alliance, Inc., Mr. Wasson has extensive global operational and management experience, as well as extensive knowledge of the retail and healthcare industries. Mr. Wasson attended Purdue University’s School of Pharmacy, receiving his pharmacy degree in 1981. Before his senior year, he was invited to become one of the first pharmacy services interns in Walgreens’ corporate offices—an opportunity that led to his being hired by Walgreens upon graduation and that changed the course of his future career. Mentored by many company leaders through the years, together with his outstanding performance in positions of increasing responsibility, Mr. Wasson served Walgreens for 34 years. As Walgreens CEO, Mr. Wasson led the Fortune 35 company to record fiscal 2014 sales of $76.4 billion. He is credited with creating significant financial and shareholder value, initiating and completing transformative mergers and investments, leading complex organizational and structural change, assembling a diverse and high- performance senior leadership team, and establishing Walgreens’ position as an industry leader. Before retiring from Walgreens, Mr. Wasson had transformed an iconic 114-year-old domestic company into the first global pharmacy-led, health, well-being and beauty enterprise via the successful merger with European-based Alliance Boots to create Walgreens Boots Alliance, Inc. Mr. Wasson currently serves on the Board of Directors of OptimizeRx Corp. (Nasdaq: OPRX), a position he has held since August 2020. Mr. Wasson also served on the Board of Directors of PNC Financial Services Group, Inc. (NYSE: PNC) from July 2015 to October 2018 and Verizon Communications Inc. (NYSE: VZ) from February 2013 to October 2018. Mr. Wasson was selected to serve on our board of directors for his deep experience as an executive in the healthcare services industry and broad industry relationships.
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
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available under the Corporate Governance section of our website at ir.p3hp.org. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing audit committee (“Audit Committee”) that consists of Jeffrey G. Park, Greg Wasson and Thomas E. Price, with Jeffrey G. Park serving as the chair of the Audit Committee. Our board of directors has determined that all three members of the Audit Committee (Jeffrey G. Park, Greg Wasson and Thomas E. Price) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Jeffrey G. Park, Greg Wasson and Thomas E. Price meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Jeffrey G. Park is an “audit committee financial expert” within the meaning of the SEC rules.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022 other than the following, which were filed late: one Form 3 filed jointly by Hudson Vegas Investment SPV, LLC, Hudson Vegas Investment Manager, LLC and Daniel Straus, and one Form 3 filed jointly by Leavitt Equity Partners II, L.P., Leavitt Equity Partners II, LLC, LEP Management LLC, Leavitt Legacy, LLC, and Taylor S. Leavitt because these stockholders initially calculated their beneficial ownership based on all outstanding shares of Class A common stock and Class V common stock, instead of calculating their beneficial ownership in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, under which the stockholders would be deemed to beneficially own more than 10% of the Class A common stock as a result of their ownership of P3 LLC Units.

Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program for P3 executive officers who are named in the “Summary Compensation Table” below. In 2022, the “named executive officers” and their positions with P3 were as follows:
•Sherif Abdou, M.D., Chief Executive Officer;
•Amir Bacchus, M.D., Chief Medical Officer; and
•Atul Kavthekar, Chief Financial Officer.

Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Sherif Abdou	2022	800,000	6,300,000	—	—	—	—	7,100,000
Chief Executive Officer	2021	750,000	750,000	81,081	—	—	2,824	1,583,905

Amir Bacchus	2022	600,000	3,700,000	—	—	—	—	4,300,000
Chief Medical Officer	2021	500,000	500,000	56,474	—	—	1,927	1,058,401

Atul Kavthekar	2022	17,308	—	—	1,326,347	—	20,462	1,364,117
Chief Financial Officer
___________________________________
(1)With respect to Drs. Abdou and Bacchus, amounts in 2022 include the executives’ transaction bonuses, which were earned in 2022 and totaled $6,300,000 and $3,700,000, respectively.
(2)Amounts reflect the grant date fair value of the equity awards granted to the named executive officers, as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all equity awards granted to executives in 2022 in Note 15 “Equity-Based Compensation” in our consolidated financial statements included in the Original Filing.
(3)For 2022, the Compensation and Nominating Committee has not yet made determinations regarding annual bonus payments with respect to 2022, but anticipates that such determinations will be made in the second quarter of 2023.
(4)Amount in 2022 reflects the reimbursement of certain moving expenses for Mr. Kavthekar pursuant to his offer letter further described below.
Narrative to Summary Compensation Table
2022 Salaries
In 2022, the named executive officers received an annual base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2022 annual base salaries for Dr. Abdou, Dr. Bacchus and Mr. Kavthekar were $800,000, $600,000 and $450,000, respectively. The actual base salaries earned by our named executive officers for services in 2022 are set forth above in the Summary Compensation Table in the column entitled “Salary.”
2022 Bonuses
Certain of our named executive officers were eligible to earn cash bonuses for work performed in 2022 under our annual bonus program. For 2022, Drs. Abdou and Bacchus were eligible to receive annual target bonuses of 100% of their respective base salaries. Dr. Abdou was eligible to receive a bonus based on the actual achievement of EBITDA and revenue goals. Dr. Bacchus was eligible to receive a bonus based on the actual achievement of EBITDA, revenue and medical loss ratio goals. Mr. Kavthekar was not eligible to receive a bonus in 2022. The Compensation and Nominating Committee has not yet made determinations regarding bonus payments with respect to 2022, but anticipates that such determinations will be made in the second quarter of 2023.
In addition, in connection with entering into new employment agreements with Drs. Abdou and Bacchus, we entered into transaction bonus agreements with each executive that provided for the payment of bonuses in an aggregate amount equal to $6,300,000 (Dr. Abdou) and $3,700,000 (Dr. Bacchus) in connection with the consummation of the Business Combinations. The transaction bonuses were earned in 2022 pursuant to the terms of those agreements, as further described below.
Equity-Based Compensation
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
Drs. Abdou and Bacchus did not receive any incentive equity awards in 2022. In connection with his appointment as Chief Financial Officer of the Company, in December 2022 Mr. Kavthekar was granted a stock option to purchase 600,000 shares of the Company’s Class A common stock. The option will vest and become exercisable with respect to 25% of the option on the first anniversary of December 12, 2022, and the remaining 75% will vest and become exercisable in equal annual installments over the following three years on each anniversary thereafter, subject to Mr. Kavthekar’s continued employment through the applicable vesting date.
Benefits and Perquisites
Health and Welfare Plans
In 2022, the named executive officers were eligible to participate in a 401(k) retirement savings plan maintained by P3. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2022, the Company did not make matching contributions under the 401(k) plan for the named executive officers.
In 2022, the named executive officers participated in standard health and welfare plans maintained by P3.
We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
Relocation Benefits
In connection with the commencement of his employment as Chief Financial Officer, in 2022 Mr. Kavthekar was provided with certain relocation benefits pursuant to his offer letter (as described below).
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes information regarding the outstanding equity awards held by each named executive officer as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Sherif Abdou
Amir Bacchus
Atul Kavthekar	—	600,000	$3.70	12/12/2032
___________________________________
(1)Outstanding equity awards cover shares of Class A common stock of the Company.
Executive Compensation Arrangements
We have entered into offers of employment letters or employment agreements with each of our named executive officers, and transaction bonus agreements with Drs. Abdou and Bacchus. The material terms of these agreements are described below.
Sherif Abdou and Amir Bacchus 2022 Employment Agreements
We entered into new employment agreements with each of Sherif Abdou and Amir Bacchus in May 2022, which superseded their earlier employment agreements (collectively, the “2022 Employment Agreements”). The initial term of the 2022 Employment Agreements will end on January 1, 2025, and the term automatically will renew for successive one-year terms unless advance written notice of non-renewal is given by either party (such term, the “employment term”). In addition, during the employment term, for so long as Dr. Abdou or Dr. Bacchus serve as Chief Executive Office or Chief Medical Officer, respectively, the Company will nominate the executive for re-election as a member of the board of directors. The 2022 Employment Agreements provide for a base salary ($800,000 in the case of Dr. Abdou and $600,000 in the case of Dr. Bacchus) and eligibility to earn an annual bonus (100% of base salary in the case of each of Drs. Abdou and Bacchus). Each of Drs. Abdou and Bacchus are entitled to participate in any employee benefit plan that the Company and its affiliates adopts, and the Company has agreed to maintain short-term and long-term disability insurance coverage for Drs. Abdou and Bacchus during the term of their respective employment.
The 2022 Employment Agreements include customary confidentiality and mutual non-disparagement provisions, as well as a standard non-compete restriction effective during employment and for 18 months thereafter and service provider/customer non-solicitation restrictions effective during employment and for 24 months thereafter.

Under the terms of the 2022 Employment Agreements, if the employment of Dr. Abdou or Dr. Bacchus is terminated by the Company without “cause” or by the executive for “cause” (each, as defined in the 2022 Employment Agreements), then, in addition to any accrued benefits through the date of termination, the executive will be entitled to receive the following severance payments and benefits, subject to the executive’s and the Company’s timely execution (and non-revocation) of a mutual release of claims: (i) cash severance in an aggregate amount equal to one-and-one-half times the sum of the executive’s (a) annual base salary then in effect and (b) target annual bonus amount, payable in equal monthly installments over an 18-month period following the date of termination; and (ii) Company-subsidized COBRA premiums for up to 18 months. If the executive’s employment is terminated without “cause” by the executive, then, in addition to any accrued benefits through the date of termination, the executive will be entitled to receive cash severance in an aggregate amount equal to one-and-one-half times the sum of the executive’s (i) annual base salary then in effect and (ii) target annual bonus amount, payable in equal monthly installments over an 18-month period following the date of termination. In addition, if the executive’s employment is terminated due to his death, then, in addition to any accrued benefits through the date of termination, the executive will be entitled to receive a pro-rated portion of his target bonus for the year of termination.
Sherif Abdou and Amir Bacchus Transaction Bonus Agreements
In connection with the consummation of the Business Combinations, the board of directors of the Company approved transaction bonus agreements with each of Sherif Abdou and Amir Bacchus in May 2022 (each a “Transaction Bonus Agreement”). The Transaction Bonus Agreements provide for the payment of bonuses in an aggregate amount equal to $6,300,000 to Dr. Abdou and $3,700,000 to Dr. Bacchus (each, a “Transaction Bonus”).
Pursuant to the Transaction Bonus Agreements, bonuses were earned in 2022.
The Transaction Bonus terms include: (i) a restriction on the executive’s ability to offer, sell, or announce an intention to dispose of any shares of the Company’s Class A common stock until the closing of the Company’s first underwritten offering and sale of common stock (the “First Secondary Sale”); (ii) a requirement that, following the First Secondary Sale, the executive will only sell shares of the Company’s Class A common stock pursuant to a customary 10b5-1 plan; and (iii) a limitation on the number of shares of Class A common stock the executive may sell under such 10b5-1 plan. These restrictions apply to Class A common stock held directly by the executive or in a trust established by the executive. If the executive fails to comply with these terms, he will be required to repay the Transaction Bonus.
Atul Kavthekar Letter Agreement
In connection with his appointment as Chief Financial Officer, on November 27, 2022, the Company entered into an offer letter agreement with Mr. Kavthekar (the “Kavthekar Letter Agreement”), effective as of December 12, 2022. Under the Kavthekar Letter Agreement, Mr. Kavthekar’s annual base salary is $450,000 and his target annual bonus is 50% of his base salary. In addition, pursuant to the Kavthekar Letter Agreement, Mr. Kavthekar will receive a $50,000 signing bonus, which will be paid on the six month anniversary of his start date (the “Signing Bonus”), provided that Mr. Kavthekar is continuously employed by the Company through such date. The Signing Bonus is subject to repayment by Mr. Kavthekar on a pro-rata basis if his employment terminates for any reason before the 18-month anniversary of his start date. Pursuant to his letter agreement, Mr. Kavthekar was provided certain relocation benefits, including the reimbursement of up to $25,000 for expenses relating to home finding trips, up to $12,000 for temporary housing, the shipment of an automobile and the reimbursement of his moving expenses, all in accordance with the Company’s relocation reimbursement policy. Pursuant to his letter agreement, Mr. Kavthekar also was granted an option to purchase 600,000 shares of Class A common stock of the Company, of which 25% will vest on the first anniversary of his start date, and the remaining 75% will vest in equal annual installments over the next three years on each anniversary thereafter, subject to Mr. Kavthekar’s continued employment through the applicable vesting date. In addition, if Mr. Kavthekar’s employment is terminated without cause, he will be entitled to receive a lump-sum severance payment equal to six months of his base salary, subject to his execution and non-revocation of a general release of claims and continued compliance with restrictive covenants.
Non-Employee Director Compensation
Effective as of March 24, 2022, our Board adopted a non-employee director compensation program (the “Director Compensation Program”). The Director Compensation Program provides for annual cash retainer fees and long-term equity awards for each of our non-employee directors (each, an “Eligible Director”). The Director Compensation Program consists of the following components:
Cash Compensation
•Annual Retainer: $65,000
•Annual Committee Chair Retainer:
oAudit: $25,000
oCompensation and Nominating: $25,000
•Annual Committee Member (Non-Chair) Retainer:
oAudit: $12,500
oCompensation and Nominating: $12,500
•Chairperson: $95,000

The annual cash retainers will be paid in quarterly installments in arrears, but effective as of January 1 of each calendar year (including 2022). Annual cash retainers will be pro-rated for any partial calendar quarter of service.
Equity Compensation
An Eligible Director who is serving on our Board as of the date of an annual meeting of stockholders automatically will be granted, on the date of such annual meeting, an option to purchase shares of the Company’s Class A common stock with an aggregate fair market value of $170,000 and, in the case of the Chairperson of the Board, an aggregate fair market value of $340,000 (an “Annual Grant”).
Each Annual Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.
However, for calendar years 2022 and 2023, each of, Mr. Kazarian, Mr. Leisure, Mr. Price, Mr. Park, Ms. Tolan, and Mr. Wasson received a stock option on March 24, 2022 to purchase 85,535 shares or, with respect to Mr. Thierer only, 171,069 shares of our Class A common stock (the “2022/2023 Grant”). The 2022/2023 Grant will vest as to 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, subject to continued service. In addition, Mr. Thierer received an option to purchase 200,000 shares of our Class A common stock (the “Thierer Grant”), which vests and becomes exercisable with respect to one-third of the shares on the first three anniversaries of the grant date, subject to continued service. Each of these directors will not be eligible to receive the Annual Grant for calendar years 2022 and 2023.
The Annual Grant, the 2022/2023 Grant and the Thierer Grant will vest and become exercisable in full immediately prior to the occurrence of a Change in Control (as defined in the 2021 Plan).
Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.
Non-Employee Director Compensation Table

The table below sets forth information regarding the compensation paid to our non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mark Thierer	160,000	1,097,521	1,257,521
Gregory N. Kazarian	65,000	249,762	314,762
Lawrence B. Leisure	77,500	249,762	327,262
Jeffrey G. Park	90,000	249,762	339,762
Thomas E. Price	90,000	249,762	339,762
Mary A. Tolan	90,000	249,762	339,762
Greg Wasson	90,000	249,762	339,762
___________________________________
(1)Amounts reflect the grant date fair value of the equity awards granted to the non-employee directors, as computed in accordance with FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. We provide information regarding the assumptions used to calculate the value of all equity awards granted to non-employee directors in Note 15 “Equity-Based Compensation” in our consolidated financial statements included in the Original Filing. The table below shows the aggregate number of stock option awards held as of December 31, 2022 by each director.

Name	Number of Class A Shares Underlying Stock Options
Mark Thierer	371,069
Gregory N. Kazarian	85,535
Lawrence B. Leisure	85,535
Jeffrey G. Park	85,535
Thomas E. Price	85,535
Mary A. Tolan	85,535
Greg Wasson	85,535
Compensation Committee Interlocks and Insider Participation
During 2022, the members of our Compensation and Nominating Committee were Lawrence B. Leisure, Thomas E. Price, Mary Tolan and Greg Wasson, none of whom was an officer or employee of the Company during fiscal year 2022 or was formerly an officer of the Company. Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on the Compensation and Nominating Committee during 2022 are described in Item 13. “Certain Relationships and Related Party Transactions.” During 2022, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our board of directors or Compensation and Nominating Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information with respect to holdings of our Class A common stock and Class V common stock by:
•stockholders who beneficially owned more than 5% of the outstanding shares of our Class A common stock and Class V common stock;
•each of our named executive officers and directors; and
•all directors and executive officers as a group.
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
The P3 LLC Unitholders may, subject to certain exceptions, exercise such redemption right for as long as their P3 LLC Units remain outstanding. See Item 13. “Certain Relationships and Related Party Transactions— Amended and Restated Limited Liability Company Agreement of P3 LLC.” In connection with the Business Combinations, we issued to each P3 Equityholder, for nominal consideration, one share of Class V common stock for each P3 LLC Unit such P3 Equityholder owned. As a result, the number of shares of Class V common stock listed in the table below correlates to the number of P3 LLC Units the P3 Equityholders own as of April 15, 2023.
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
Unless otherwise noted, the business address of each of those listed in the table below is 2370 Corporate Circle, Suite 300, Henderson, NV 89074. We have based our calculation of the percentage of beneficial ownership on 312,760,958 shares of common stock outstanding as of April 15, 2023 consisting of 110,736,035 shares of our Class A common stock and 202,024,923 shares of our Class V common stock.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Class A Common Stock	% of Class	Class V Common Stock (1)	% of Class	Total Voting Power (2)
Directors and Named Executive Officers:
Mark Thierer (3)	152,200	*	—	—	*
Sherif Abdou (4)	—	—	28,185,982	14.0%	9.0%
Amir Bacchus (5)	2,198,860	2.0%	18,790,658	9.3%	6.7%
Greg Wasson (6)	42,767	*	—	—	*
Lawrence Leisure (6)	42,767	*	—	—	*
Mary Tolan (6)	42,767	*	—	—	*
Greg Kazarian (7)	42,767	*	1,177,659	*	*
Thomas Price (8)	42,767	*	1,177,659	*	*
Jeffrey Park (6)	42,767	*	—	—	*
Atul Kavthekar	—	—	—	—	—
All Current Directors and Executive Officers (10 individuals) (9)	2,607,662	2.3%	49,331,958	24.4%	16.5%
Five Percent Holders:
Chicago Pacific Founders (10)	68,674,092	58.2%	91,269,317	45.2%	49.9%
Hudson Vegas Investment SPV, LLC (11)	—	—	43,974,331	21.8%	14.1%
Entities affiliated with Leavitt Equity Partners (12)	17,218,245	14.6%	7,505,383	3.7%	7.7%
FMR LLC (13)	7,213,957	6.5%	—	—	2.3%
___________________________________
*     Less than 1%.
(1)Class V common stock entitles the holder thereof to one vote per share.
(2)Represents the percentage of voting power of the holders of Class A common stock and Class V common stock of the Company voting together as a single class.
(3)Includes 152,200 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 15, 2023.
(4)Includes 7,907,484 shares held by the NA 2021 GRAT, a grantor retained annuity trust of which Dr. Abdou and his spouse serve as trustees, 3,058,479 shares held by the NA 2021 Trust, a trust for the benefit of Dr. Abdou and his children, of which Dr. Abdou and his spouse serve as trustees, 1,408,437 shares held by the NA Charitable Trust, a charitable remainder trust of which Dr. Abdou, his spouse and his children serve as trustees, 7,907,484 shares held by the SA 2021 GRAT, a grantor retained annuity trust of which Dr. Abdou and his spouse serve as trustees, 3,058,479 shares held by the SA 2021 Trust, a trust for the benefit of Dr. Abdou and his children, of which Dr. Abdou and his spouse serve as trustees, 1,408,437 shares held by the SA Charitable Trust, a charitable remainder trust of which Dr. Abdou, his spouse and his children serve as trustees, and 3,437,182 shares held by the Abdou Family Trust, a revocable trust of which Dr. Abdou and his spouse serve as trustees, and of which Dr. Abdou and his spouse are beneficiaries. Includes an aggregate of 2,653,044 shares of Class V common stock and the associated P3 LLC Units being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute.
(5)Includes (i) 1,005,193 shares of Class A common stock, (ii) 753,895 shares of Class A common stock issuable upon the exercise of warrants to purchase shares of Class A common stock, and (iii) 15,032,528 shares of Class V common stock held by Dr. Bacchus and (i) 251,298 shares of Class A common stock, (ii) 188,474 shares of Class A common stock issuable upon the exercise of warrants to purchase shares of Class A common stock, and (iii) 3,758,130 shares of Class V common stock held by Charlee Co LLC, of which Dr. Bacchus serves as managing member. Includes 1,768,698 shares of Class V common stock and the associated P3 LLC Units being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute.
(6)Includes 42,767 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 15, 2023.
(7)Includes (i) 42,767 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 15, 2023, (ii) 706,595 shares of Class V common stock that Mr. Kazarian owns directly, of which 102,785 shares of Class V common stock and the associated P3 LLC Units are being held in escrow until the resolution of the Class D Dispute, and (iii) 471,064 shares of Class V common stock owned through the Kazarian 2020 Irrevocable Trust, for which Mr. Kazarian serves as Trustee.
(8)Includes (i) 42,767 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 15, 2023 and (ii) 102,785 shares of Class V common stock and the associated P3 LLC Units being held in escrow until the resolution of the Class D Dispute.
(9)Includes 4,627,312 shares of Class V common stock and the associated P3 LLC Units being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute.
(10)Based solely on the Schedule 13D/A filed with the SEC on April 21, 2023 by (i) Chicago Pacific Founders UGP, LLC (“Founders UGP”), (ii) Chicago Pacific Founders GP, L.P. (“Founders GP”), (iii) Chicago Pacific Founders Fund, L.P. (“Founders Fund

LP”), (iv) Chicago Pacific Founders Fund-A, L.P. (“Fund-A”), (v) Chicago Pacific Founders Fund-B, L.P. (“Fund-B”), (vi) VBC Growth SPV, LLC (“VBC”), (vii) Chicago Pacific Founders UGP III, LLC (“Founders UGP-III”), (viii) Chicago Pacific Founders GP III, L.P., (ix) CPF III PT SPV, LLC (“SPV III”) and (x) CPF III-A PT SPV, LLC (“SPV III-A). Includes (i) 98,082,332 shares of Class A common stock held by Founders Fund LP, of which 89,183,984 shares are issuable upon redemption or exchange of P3 LLC Units and Class V common stock, 4,223,631 shares are shares of Class A common stock currently held, 3,813,578 shares are issuable upon exercise of the Common Warrants (as defined herein) and 861,149 shares are issuable upon exercise of the Pre-Funded Warrants (as defined herein), (ii) 2,085,333 shares of Class A common stock held by Founders GP, all of which are issuable upon redemption or exchange of P3 LLC Units and Class V common stock, (iii) 3,124,544 shares of Class A common stock held by Fund-A, of which 2,942,977 shares are shares of Class A common stock currently held, 148,120 shares are issuable upon exercise of the Common Warrants and 33,447 shares are issuable upon exercise of the Pre-Funded Warrants, (iv) 6,694,029 shares of Class A common stock held by Fund-B, of which 6,305,039 shares are shares of Class common stock currently held, 317,333 shares are issuable upon exercise of the Common Warrants and 71,657 shares are issuable upon exercise of the Pre-Funded Warrants, (v) 78,038,268 shares of Class A common stock held by SPV III, of which 37,041,039 shares are shares of Class A common stock currently held, 33,444,972 shares are issuable upon exercise of the Common Warrants and 7,552,257 shares are issuable upon exercise of the Pre-Funded Warrants, (vi) 23,114,956 shares of Class A common stock held by SPV III-A, of which 10,971,566 shares are shares of Class A common stock currently held, 9,906,410 shares are issuable upon exercise of the Common Warrants and 2,236,980 shares are issuable upon exercise of the Pre-Funded Warrants, and (vii) 429,180 shares issuable upon exercise of warrants held by VBC. Included in the number of shares of Class V common stock and Class A common stock are 8,224,897 shares of Class V common stock and 723,291 shares of Class A common stock, respectively, that are being held in escrow until the resolution of the Class D Dispute and the Cash Preference Dispute, as applicable, and will be voted in accordance with the proportional vote totals that a matter receives by all voting securities other than those being held in escrow. Each of Founders Fund LP, Founders GP, Fund-A, Fund-B, SPV III, SPV III-A and VBC (collectively, the “CPF Holders”) may not exercise any portion of the Common Warrants or Pre-Funded Warrants, which would result in the aggregate number of shares of Class A common stock and Class V common stock held by the CPF Holders and its affiliates to exceed 49.99% of the total number of issued and outstanding shares of Class A common stock and Class V common stock immediately after giving effect to the exercise. Founders UGP, is the general partner of Founders GP, which is the general partner of each of Founders Fund LP, Fund-A, Fund-B and VBC. Founders UGP-III, is the general partner of Chicago Pacific Founders GP III, L.P., which is the manager of each of SPV-III and SPV III-A. Founders UGP and Founders UGP III are managed by Mary Tolan, Lawrence Leisure and Vance Vanier. None of Mary Tolan, Lawrence Leisure or Vance Vanier are deemed beneficial holders of any of the securities of the Company held by the CPF Holders. The business address for the reporting persons is 980 North Michigan Avenue, Suite 1998, Chicago, IL 60611.
(11)Based solely on the Schedule 13D filed by Hudson Vegas Investment SPV, LLC, Hudson Vegas Investment Manager, LLC and Daniel Straus with the SEC on December 17, 2021. Hudson Vegas Investment Manager, LLC and Daniel Straus each may be deemed to share voting and dispositive power over the shares of Class V common stock which are held by Hudson Vegas Investment SPV, LLC. Each of Hudson Vegas Investment Manager, LLC and Daniel Straus disclaims beneficial ownership of any shares other than to the extent they may have a pecuniary interest therein. Included in the number of shares of Class V common stock are an aggregate of 4,542,624 shares of Class V common stock and the associated P3 LLC Units being held in escrow until the resolution of the Cash Preference Dispute the Class D Dispute, and will be voted in accordance with the proportional vote totals that a matter receives by all voting securities other than those being held in escrow. The principal business address of each of the reporting persons is 173 Bridge Plaza North, Fort Lee, NJ 07024.
(12)Based solely on the Schedule 13D/A filed with the SEC on April 19, 2023 by Leavitt Equity Partners II, L.P. (“LEP II LP”), Leavitt Equity Partners II, LLC (“LEP II LLC”), Leavitt Equity Partners III, L.P. (“LEP III LP”), Leavitt Equity Partners III, LLC (“LEP III LLC”), LEP Management, LLC (“LEP Management”), Leavitt Legacy LLC (“Legacy”), and Taylor Leavitt (collectively, the “Leavitt Reporting Persons”). Includes (i) 894,454 shares of Class A common stock, (ii) 670,841 warrants to purchase shares of Class A common stock, and (iii) 7,505,383 shares of Class V common stock and the associated P3 LLC Units held of record by LEP II LP and (i) 8,944,543 shares of Class A common stock and (ii) 6,708,407 warrants to purchase shares of Class A common stock held of record by LEP III LLP. LEP II LLC is the general partner of LEP II LP, which is an investment limited partnership, and, as a result, may be deemed to beneficially own the securities held by LEP II LP. LEP III LLC is the general partner of LEP III LP, which is an investment limited partnership, and, as a result, may be deemed to beneficially own the securities held by LEP III LP. LEP Management is the investment advisor of LEP II LP and LEP III LP, and, as a result, may be deemed to beneficially own the securities held by LEP II LP and LEP III LP. Legacy is the manager of LEP II LLC and LEP III LLC, and, as a result, may be deemed to beneficially own the securities held by LEP II LP and LEP III LP. Mr. Leavitt is the sole owner of Legacy, and, as a result, may be deemed to beneficially own the securities held by LEP II LP and LEP III LP. Mr. Leavitt is the sole owner of Legacy. Includes 676,360 shares of Class V common stock and the associated P3 LLC Units being held in escrow until the resolution of the Class D Dispute. The business address of the Leavitt Reporting Persons is 299 South Main Street, Suite 2300, Salt Lake City, UT 84111.

(13)Based solely on the Schedule 13G/A filed by FMR LLC, Fidelity Contrafund and Abigail P. Johnson with the SEC on March 9, 2023. FMR LLC and Abigail P. Johnson may be deemed to have beneficial ownership over 7,312,957 shares. Fidelity Contrafund may be deemed to have beneficial ownership over 7,312,957 shares. FMR LLC has sole voting power with respect to 9,870,307 shares and sole dispositive power with respect to 7,312,957 shares. Abigail P. Johnson has sole voting power with respect to no shares and sole dispositive power with respect to 7,312,957 shares. Fidelity Global Innovators Investment Trust the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of 2,370,307 shares. Abigail P. Johnson is a Director, the Chairman, and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The principal business address of FMR LLC is 245 Summer Street, Boston, MA 02210.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders (1)	5,001,779	$5.39	12,050,488	(2)
Equity compensation plans not approved by security holders	—		—
Total	5,001,779		12,050,488
___________________________________
(1)Consists of the 2021 Plan.
(2)The number of shares of common stock reserved for issuance under the 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock and Class V common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares (as defined in the 2021 Plan) as is determined by the board of directors.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
Contemporaneously with the execution of the Merger Agreement and the Transaction and Combination Agreement, we entered into the Subscription Agreements with the various Subscribers party thereto. Under the Subscription Agreements, the investors agreed to purchase and subscribe for, and we agreed to sell and issue to such investors, an aggregate of 20,870,307 PIPE Shares for a purchase price of $10.00 per share, in a private placement. The primary purpose of the sale of the PIPE Shares was to raise additional capital for use in connection with the Business Combinations and to meet the minimum available cash requirement provided in the Merger Agreement.
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
Transfer Restrictions. The P3 LLC A&R LLC Agreement generally does not permit transfers of P3 LLC Units by members, except for transfers to permitted transferees, transfers pursuant to the participation right described below and other limited exceptions. The P3 LLC A&R LLC Agreement imposes additional restrictions on transfers (including on exchanges of P3 LLC Units and Class V common stock for Class A common stock) that are necessary or advisable so that P3 LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In the event of a permitted transfer under the P3 LLC A&R LLC Agreement, the transferring member will be required to simultaneously transfer shares of Class V common stock held by such transferring member to such transferee equal to the number of P3 LLC Units that were transferred to such transferee in such permitted transfer.
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
Whether by redemption or exchange, P3 is obligated to ensure that at all times the number of P3 LLC Units that P3 owns equals the number of outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Amendments. In addition to certain other requirements, P3’s prior written consent, as manager, and the prior written consent of members holding a majority of the P3 LLC Units then outstanding and entitled to vote (excluding P3 LLC Units held directly or indirectly by P3) will generally be required to amend or modify the P3 LLC A&R LLC Agreement.
Tax Receivable Agreement
In connection with the Business Combinations, we entered into the Tax Receivable Agreement (the “TRA”) with certain of the P3 Equityholders and P3 LLC. The TRA provides for the payment by us to the P3 Equityholders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the transactions described above, including tax benefits attributable to payments made under the TRA (such as deductions attributable to imputed interest deemed paid pursuant to the TRA). P3 LLC has in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange of P3 LLC Units for shares of Class A common stock or cash occurs. These TRA payments are not conditioned upon any continued ownership interest in either P3 LLC or us by the P3 Equityholders. The rights of the P3 Equityholders under the TRA are assignable to transferees, including transferees of the P3 LLC Units (other than us or P3 LLC as transferee pursuant to subsequent redemptions or exchanges of the transferred P3 LLC Units). We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.
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
The actual Basis Adjustments, as well as any amounts paid to the P3 Equityholders under the TRA, varies depending on a number of factors, including:
•the price of shares of Class A common stock in connection at the time of redemptions or exchanges—the Basis Adjustments, as well as any related increase in any tax deductions, are directly related to the price of shares of Class A common stock at the time of each redemption or exchange;
•the timing of any subsequent redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of P3 LLC at the time of each redemption or exchange or distribution (or deemed distribution);
•the extent to which such redemptions or exchanges are taxable—if a redemption or exchange is not taxable for any reason, the Basis Adjustments, as well as any related increase in tax deductions, relating to such redemption or exchange will not be available; and
•the amount and timing of our income—the TRA generally requires us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the TRA. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes generally will result in payments under the TRA.
Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes in control, may influence the timing and amount of payments that are received by the P3 Equityholders under the TRA. For example, the earlier disposition of assets following a transaction that results in a Basis Adjustment will generally accelerate payments under the TRA and increase the present value of such payments.
For purposes of the TRA, cash savings in income tax are computed by comparing our actual income tax liability (subject to certain assumptions relating to state and local income taxes) to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments and had the TRA not been entered into. The TRA generally applies to each of our taxable years, beginning with the first taxable year ending after the Business Combinations. There is no maximum term for the TRA; however, the TRA may be voluntarily terminated by us pursuant to an early termination procedure and shall be terminated upon the occurrence of certain mergers, asset sales, other forms of business combinations, or other changes of control or our material breach of our material obligations under the TRA under certain circumstances, and in each case we will be obligated to pay the P3 Equityholders an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments). However, our ability to make such payment may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which we or P3 LLC are then a party, or any applicable law.

The payment obligations under the TRA are our obligations and not of P3 LLC. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we may be required to make to the P3 Equityholders will be substantial. Any payments made by us to the P3 Equityholders under the TRA will generally reduce the amount of cash that might have otherwise been available to us. To the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Our failure to make any payment required under the TRA (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the TRA, which will generally terminate the TRA and accelerate payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under the terms of the TRA or the terms governing certain of our indebtedness or (ii) we do not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment.
The TRA provides that if (i) we materially breach any of our material obligations under the TRA, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) we elect an early termination of the TRA, then our obligations, or our successor’s obligations, under the TRA would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA, and an assumption that, as of the effective date of the acceleration, any P3 Equityholder that has P3 LLC Units that have not been exchanged is deemed to have exchanged such P3 LLC Units for the fair market value of the shares of Class A common stock or the amount of cash that would be received by such P3 Equityholder had such P3 LLC Units actually been exchanged on such date, whichever is lower. However, as noted above, our ability to make such payments may be limited by restrictions on distributions that would either violate any contract or agreement to which we or P3 LLC are then a party, or any applicable law.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the estimated present value (calculated based on a discount rate equal to 10%) of the anticipated future tax benefits that are the subject of the TRA based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, we could be required to make cash payments to the P3 Equityholders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA. In these situations, our obligations under the TRA could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. We cannot assure that we will be able to finance our obligations under the TRA or that we will be able to make the immediate cash payment described above to the extent our or P3 LLC’s ability to make such payment is restricted as described above.
Payments under the TRA are based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the Basis Adjustments, as well as other related tax positions we take, and a court could sustain any such challenge. If the outcome of any such challenge to any Basis Adjustments or the deduction of imputed interest deemed paid pursuant to the TRA would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle or to fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each P3 Equityholder, and any such restrictions will apply for as long as the TRA remains in effect. We will not be reimbursed for any cash payments previously made to the P3 Equityholders pursuant to the TRA if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, in such circumstances, any excess cash payments made by us to the P3 Equityholders will be netted against any future cash payments that we might otherwise be required to make under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the P3 Equityholders for a number of years following the initial time of such payment. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual cash tax savings.
Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the TRA will continue to accrue interest at LIBOR (or alternate replacement rate) plus 500 basis points until such payments are made, including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose or were prohibited from making such payments under the terms governing certain of our indebtedness (although such payments are not considered late payments and therefore would accrue interest at the lower interest if we make such payments promptly after such limitations are removed). Subject to certain exceptions as noted above, our failure to make any payment required under the TRA (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the TRA under certain circumstances, in which case, the TRA will terminate and future payments thereunder will be accelerated, as noted above.
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
Except as set forth in the Registration Rights and Lock-Up Agreement, P3 is required to bear all expenses incurred in connection with the filing of any such registration statements and any such offerings, other than underwriting discounts and commissions on the sale of Registrable Securities, brokerage fees, underwriter marketing costs and, except as specified in the Registration Rights and Lock-Up Agreement, the fees and expenses of counsel to holders of Registrable Securities. The Registration Rights and Lock-Up Agreement also includes customary provisions regarding indemnification and contribution.
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

P3 Transactions
Atrio Health Plans
In 2019, Chicago Pacific Founders, a P3 Equityholder, made an equity investment in Atrio Holding Company, LLC (“Atrio Holdings”). Atrio Health Plans, Inc. (“Atrio”) is a wholly owned subsidiary of Atrio Holdings. Two members of P3’s board of directors, Mary Tolan and Lawrence B. Leisure, serve as Managing Partners of Chicago Pacific Founders, and one member of P3’s board of directors, Greg Kazarian, serves as an Operating Partner of Chicago Pacific Founders. Beginning in 2020, P3 entered into a Full-Risk capitation agreement with Atrio pursuant to which P3 is delegated to perform services on behalf of Atrio’s members assigned to P3, including provider network credentialing, patient authorizations and medical management (care management, quality management and utilization management). In 2022, P3 earned capitation revenue from Atrio assigned members of $158.9 million and management fees of $2.3 million; and paid claims of $178.3 million for Atrio assigned members. In 2021, P3 earned capitation revenue from Atrio assigned members of $154.4 million and management fees of $2.2 million; and paid claims of $160.9 million for Atrio assigned members.
Unsecured Promissory Note and Warrant Issuance
On December 13, 2022, P3 LLC entered into a financing transaction with VGS, consisting of the issuance of the VGS Promissory Note and the issuance of the VGS Warrants to purchase 429,180 shares of our Class A common stock. VGS is a Delaware limited liability company managed by Chicago Pacific Founders GP, L.P., an affiliate of one of our principal stockholders. The members of VGS include Greg Wasson and Mark Thierer, each of whom serves on our Board of Directors, Sherif Abdou, M.D., our Chief Executive Officer and director, and Amir Bacchus, M.D., our Chief Medical Officer and director. Mary Tolan, Lawrence Leisure and Greg Kazarian, each of whom serves on our Board of Directors, hold interests in Chicago Pacific Founders, GP, L.P. The entry into the VGS Promissory Note and the issuance of the VGS Warrants was approved by a committee of our independent, disinterested directors. For additional information on the VGS Promissory Note and Warrants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of the Original Filing.
March 2023 Private Placement
On March 30, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”) pursuant to which, on April 6, 2023, we issued 79,912,635 units (the “Units”) at a price of $1.1180 per unit for institutional investors, and a purchase price of $1.1938 per unit for employees and consultants. Each Unit consists of one share of Class A common stock, and 0.75 of a warrant to purchase one share of common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 69,157,145 shares of Class A common stock (the “Shares”), (ii) warrants to purchase an aggregate of 59,934,479 shares of Class A common stock (the “Common Warrants”), and (iii) pre-funded warrants to purchase an aggregate of 10,755,490 shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”), to the Purchasers for aggregate gross proceeds of approximately $89.5 million (collectively, the “March 2023 Private Placement”). Each Common Warrant has an exercise price per share of Common Stock equal to $1.13 per share. Each Pre-Funded Warrant has an exercise price per share of Common Stock equal to $0.0001 per share. The exercise price and the number of shares of Common Stock issuable upon exercise of each Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock.
Entities affiliated with Chicago Pacific Founders purchased an aggregate of 52,751,725 shares of Class A common stock, 10,755,490 Pre-Funded Warrants and 47,630,413 Warrants for aggregate gross proceeds of approximately $71 million. Chicago Pacific Founders may not exercise any portion of any Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by Chicago Pacific Founders (together with its affiliates) to exceed 49.99% of the number of shares of Class A common stock and Class V common stock issued and outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. As a result, Chicago Pacific Founders’ ownership of shares does not represent more than 49.99% of the aggregate voting power of our Class A common stock and Class V common stock.
Amir Bacchus, M.D., our Chief Medical Officer and a director, and Charlee Co LLC, an entity of which Dr. Bacchus is the managing member, purchased 1,005,193 and 251,298 Units, respectively, in the March 2023 Private Placement at a purchase price of approximately $1.1938 per Unit.
Two members of our board of directors, Mary Tolan and Lawrence B. Leisure, serve as Managing Partners of Chicago Pacific Founders, and one member of the our board of directors, Greg Kazarian, serves as an Operating Partner of Chicago Pacific Founders. Entry into the Purchase Agreement was approved by a committee of our independent, disinterested directors.
March 2023 Registration Rights Agreement
On April 6, 2023, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement (the “March 2023 Registration Rights Agreement”) with the Purchasers pursuant to which we agreed to prepare and file a registration statement with the SEC within 30 days after the closing of the March 2023 Private Placement for purposes of registering the resale of the Shares and shares of Class A common stock issuable upon exercise of the Warrants. We agreed to use its reasonable best efforts to cause this registration statement to be declared effective by the SEC within 120 days after the date thereof. The March 2023 Registration Rights Agreement also contains certain shelf takedown and piggyback rights. We also agreed, among other things, to indemnify the Purchasers, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the March 2023 Registration Rights Agreement.
March 2023 Letter Agreement
On April 6, 2023, in connection with the Purchase Agreement, we entered into a letter agreement (the “March 2023 Letter Agreement”) with Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP I”), Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”) (on behalf of the funds of which CPF GP I is the general partner, certain funds of which CPF GP III is the general partner) and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”). Pursuant to the March 2023 Letter Agreement, (i) for as long as the CPF Parties own 40% of the Company’s outstanding Class A common stock, Chicago Pacific Founders will be entitled to designate one additional independent member our board of directors, who must be independent and satisfy all applicable requirements regarding service as a director under applicable law and SEC and stock exchange rules, (ii) for as long as the CPF Parties own 40% of our outstanding Class A common stock, Chicago Pacific Founders will be entitled to certain information rights and protective provisions, and (iii) subject to the terms of the March 2023 Letter Agreement, the CPF Parties agreed to a standstill restriction from the date of the closing of the March 2023 Private Placement to June 30, 2024 that limits the ownership of the CPF Parties to 49.99% of our Class A common stock and Class V common stock.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the fees billed to us by BDO USA, LLP (“BDO”), our independent registered public accounting firm, for services rendered in connection with the years ended December 31:

Fee Category	2022 (1)	2021 (2)
Audit Fees (3)	$2,900,800	$2,707,200
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,900,800	$2,707,200
___________________________________
(1)The amount of fees for 2022 is based on the fees billed and paid to date and on an estimate for the remaining services provided by BDO. The final amount of the fees for those services may vary from the estimate.
(2)The amount of fees for 2021 was increased by $411,700 from what was reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to reflect the final fees related to the 2021 period.
(3)Audit fees consist of fees associated with the audit of our annual consolidated financial statements included in our annual report on Form 10-K, review of our interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and consents issued for registration statements.
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

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)(1) Financial Statements.
No financial statements are filed with this Amendment No. 1.
(a)(2) Financial Statement Schedules.
None.
(a)(3) Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1:

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
___________________________________
*    Filed herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P3 Health Partners Inc.

	By:	/s/ Sherif W. Abdou
	Name:	Sherif W. Abdou, M.D.
Date: May 1, 2023	Title:	Chief Executive Officer