Form 10-Q
period 2023-03-31
P3 Health Partners Inc.
filed 2023-05-10
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission file number: 001-40033

P3 Health Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2992794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2370 Corporate Circle, Suite 300 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip code)
(702) 910–3950
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PIII	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	PIIIW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, the registrant had 110,736,035 shares of Class A common stock, par value $0.0001 and 202,024,923 shares of Class V common stock, par value $0.0001 outstanding.

Table Contents
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, our ability to continue as a going concern, future results of anticipated products and prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
The forward-looking statements in this Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, the following:
•Our ability to continue as a going concern.
•Our need to raise additional capital to fund our existing operations or develop and commercialize new services or expand our operations.
•We have a history of net losses. We expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We may not be able to maintain compliance with our debt covenants in the future, or obtain required waivers from our lenders, which could result in an event of default.
•Our relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•Intangible assets represent a substantial component of our total assets. If future operating performance were to fall below current projections of if there are material changes to management’s assumptions, we could be required to recognize non-cash charges to operating earnings for intangible asset impairment, which could be significant.
•We rely on our management team and key employees, and our business, financial condition, cash flows and results of operations could be harmed if we are unable to retain qualified personnel.
•Our growth depends in part on our ability to identify and develop successful new geographies, physician partners, payors and patients. If we are not able to successfully manage our growth or execute upon our growth strategies, there may be material adverse effect on our business, financial condition, cash flows and results of operations.
•If growth in the number of patients and physician partners on our platform decreases, or the number of services that we are able to provide to physician partners and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed.
•We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 1

Table Contents
•The termination or non-renewal of the Medicare Advantage (“MA”) contracts held by the health plans with which we contract, or the termination or nonrenewal of our contracts with those plans, could have a material adverse effect on our revenue and our operations.
•We are dependent on our affiliated professional entities, physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts.
•Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Developments affecting spending by the healthcare industry could adversely affect our business.
•The factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Form 10-Q.
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
You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits hereto completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Unless the context otherwise requires, “we,” “us,” “our,” “P3” and the “Company” refer to P3 Health Partners Inc. and its subsidiaries.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 2

Table Contents
PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 3

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$7,183	$17,537
Restricted cash	1,190	920
Health plan receivable, net of allowance for credit losses of $150 and $0, respectively	93,215	72,092
Clinic fees and insurance receivable, net of contractual allowances of $5,683 and $5,755, respectively	318	822
Other receivables	4,640	6,678
Prepaid expenses and other current assets	2,824	2,643
TOTAL CURRENT ASSETS	109,370	100,692
Property and equipment, net	8,947	8,839
Intangible assets, net	730,161	751,050
Other long-term assets	18,944	15,990
TOTAL ASSETS (1)	$867,422	$876,571
LIABILITIES, MEZZANINE EQUITY and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,798	$11,542
Accrued expenses and other current liabilities	21,330	16,647
Accrued payroll	7,401	8,224
Health plans settlements payable	12,384	13,608
Claims payable	164,897	151,207
Premium deficiency reserve	31,515	26,375
Accrued interest	16,336	14,061
TOTAL CURRENT LIABILITIES	269,661	241,664
Operating lease liability	12,822	11,516
Warrant liabilities	868	1,517
Contingent consideration	4,907	4,794
Long-term debt, net	108,126	94,421
TOTAL LIABILITIES (1)	396,384	353,912
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY:
Redeemable non-controlling interest	473,723	516,805
STOCKHOLDERS’ (DEFICIT) EQUITY:
Class A common stock, $.0001 par value; 800,000 shares authorized; 41,579 shares issued and outstanding	4	4
Class V common stock, $.0001 par value; 205,000 shares authorized; 201,867 shares and 201,592 shares issued and outstanding, respectively	20	20
Additional paid in capital	316,061	315,375
Accumulated deficit	(318,770)	(309,545)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,685)	5,854
TOTAL LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ (DEFICIT) EQUITY	$867,422	$876,571
____________________
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the P3 LLC’s VIEs totaling $2.0 million and $3.1 million as of March 31, 2023 and December 31, 2022, respectively, and total liabilities of the P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $16.8 million and $9.9 million as of March 31, 2023 and December 31, 2022, respectively. These VIE assets and liabilities do not include $31.4 million and $33.0 million of net amounts due to affiliates as of March 31, 2023 and December 31, 2022, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets. See Note 13 “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 4

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUE:
Capitated revenue	$298,704	$269,685
Other patient service revenue	3,373	3,859
TOTAL OPERATING REVENUE	302,077	273,544
OPERATING EXPENSE:
Medical expense	285,570	265,821
Premium deficiency reserve	5,140	(1,325)
Corporate, general and administrative expense	37,643	38,599
Sales and marketing expense	1,001	865
Depreciation and amortization	21,540	21,752
TOTAL OPERATING EXPENSE	350,894	325,712
OPERATING LOSS	(48,817)	(52,168)
OTHER INCOME (EXPENSE):
Interest expense, net	(4,086)	(2,755)
Mark-to-market of stock warrants	649	(5,861)
Other	96	(6)
TOTAL OTHER EXPENSE	(3,341)	(8,622)
LOSS BEFORE INCOME TAXES	(52,158)	(60,790)
PROVISION FOR INCOME TAXES	(290)	—
NET LOSS	(52,448)	(60,790)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTERESTS	(43,249)	(50,213)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(9,199)	$(10,577)

NET LOSS PER SHARE (Note 9):
Basic	$(0.22)	$(0.25)
Diluted	$(0.22)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	41,579	41,579
Diluted	41,579	41,579
See accompanying notes to condensed consolidated financial statements.

P3 Health Partners Inc. | Q1 2023 Form 10-Q | 5

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-Controlling Interests	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2021	$1,790,617	41,579	$4	196,554	$20	$312,946	$(39,418)	$273,552
Vesting of Class V common stock awards	—	—	—	549	—	—	—	—
Equity-based compensation	11,711	—	—	—	—	—	—	—
Net loss	(50,213)	—	—	—	—	—	(10,577)	(10,577)
STOCKHOLDERS’ EQUITY, March 31, 2022	$1,752,115	41,579	$4	197,103	$20	$312,946	$(49,995)	$262,975

	Redeemable Non-Controlling Interests	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2022	$516,805	41,579	$4	201,592	$20	$315,375	$(309,545)	$5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Vesting of Class V common stock awards	—	—	—	275	—	—	—	—
Equity-based compensation	291	—	—	—	—	686	—	686
Net loss	(43,249)	—	—	—	—	—	(9,199)	(9,199)
STOCKHOLDERS’ EQUITY, March 31, 2023	$473,723	41,579	$4	201,867	$20	$316,061	$(318,770)	$(2,685)
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 6

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,448)	$(60,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,540	21,752
Equity-based compensation	977	11,711
Amortization of original issue discount and debt issuance costs	279	—
Accretion of contingent consideration	113	91
Mark-to-market adjustment of stock warrants	(649)	5,861
Premium deficiency reserve	5,140	(1,325)
Changes in assets and liabilities:
Health plan receivable	(21,273)	(44,337)
Clinic fees, insurance, and other receivable	2,542	805
Prepaid expenses and other current assets	(454)	216
Other long-term assets	(1,364)	—
Accounts payable, accrued expenses, and other current liabilities	8,316	4,018
Accrued payroll	(823)	1,382
Health plan settlements payable	(1,224)	(3,909)
Claims payable	13,690	35,450
Accrued interest	2,275	1,241
Operating lease liability	(359)	58
Net cash used in operating activities	(23,722)	(27,776)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(464)	(877)
Notes receivable	—	(272)
Net cash used in investing activities	(464)	(1,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issuance discount	14,102	—
Repayment of long-term debt	—	(1,207)
Net cash provided by (used in) financing activities	14,102	(1,207)
Net change in cash and restricted cash	(10,084)	(30,132)
Cash and restricted cash, beginning of period	18,457	140,834
Cash and restricted cash, end of period	$8,373	$110,702
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 7

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q1 2023 Form 10-Q | 8

Table Contents
Note 1: Organization
Description of Business
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
Note 2: Going Concern and Liquidity
The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had losses of $52.4 million and $60.8 million for the three months ended March 31, 2023 and 2022, respectively. Such losses were primarily the result of costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of March 31, 2023 and December 31, 2022, the Company had $7.2 million and $17.5 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, its ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company will need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 9

Table Contents
unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations, and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3: Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.
Management believes the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The consolidated operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than voting interest, in accordance with the Variable Interest Entity (“VIE”) accounting model. This evaluation includes a qualitative review of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. The Company consolidates a VIE when it has a variable interest that provides it with a controlling financial interest in the VIE, referred to as the primary beneficiary of the VIE. See Note 13 “Variable Interest Entities.”
As the sole managing manager of P3 LLC, P3 has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. Accordingly, P3 identifies itself as the primary beneficiary of P3 LLC and began consolidating P3 LLC as of the Closing Date resulting in a non-controlling interest related to the Common Units held by members other than P3. Additionally, as more fully described in Note 13 “Variable Interest Entities,” P3 LLC is the primary beneficiary of the following physician practices (collectively, the “Network”):
•Kahan, Wakefield, Abdou, PLLC
•Bacchus, Wakefield, Kahan, PC
•P3 Health Partners Professional Services P.C.
•P3 Medical Group, P.C.
•P3 Health Partners California, P.C. (f/k/a Omni IPA Medical Group, Inc.)
Comprehensive Loss
Comprehensive loss includes net loss to common stockholders as well as other changes in equity that result from transactions and economic events other than those with stockholders. There was no difference between comprehensive loss and net loss to common stockholders for the periods presented.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 10

Table Contents
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, revenue recognition, the liability for unpaid claims, equity-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived and indefinite-lived assets (including intangibles), fair value of liability classified instruments, and judgments related to deferred income taxes. The Company bases its estimates on the best information available at the time, its experiences, and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within Annual Report on Form 10-K for the year ended December 31, 2022. No other changes to significant accounting policies have occurred since December 31, 2022, with the exception of those detailed below.
Revenue Recognition
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Three Months Ended March 31, 2023	% of Total	Three Months Ended March 31, 2022	% of Total
	(dollars in thousands)
Capitated revenue	$298,704	98.9%	$269,685	98.6%
Other patient service revenue:
Clinic fees and insurance	1,480	0.5%	1,882	0.7%
Care coordination / management fees	1,850	0.6%	1,921	0.7%
Incentive fees	43	0.0%	56	0.0%
Total other patient service revenue	3,373	1.1%	3,859	1.4%
Total revenue	$302,077	100.0%	$273,544	100.0%
During the three months ended March 31, 2023 and 2022, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 61% and 68%, respectively, of the Company’s total revenue. Three health plan customers accounted for 10% or more of total health plan receivable as of March 31, 2023 and December 31, 2022.
Note 4: Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)
Accounting Standards Update (“ASU”) 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new current expected credit losses model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. In April 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-04, which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In May
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 11

Table Contents
2019, the FASB issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. In November 2019, the FASB issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. ASU 2016‑13 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 and related amendments as of January 1, 2023 on a modified retrospective basis. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.
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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of March 31, 2023	$844	$—	$24	$868
Warrant liability as of December 31, 2022	$1,477	$—	$40	$1,517
The key Level 3 inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	March 31, 2023	December 31, 2022
Volatility	73.0%	55.0%
Risk-free interest rate	3.8%	4.1%
Exercise price	$11.50	$11.50
Expected term	3.7 years	3.9 years
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 12

Table Contents
The following tables set forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$40	$502
Mark-to-market adjustment	(16)	(19)
Ending balance	$24	$483
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Leasehold improvements	$1,832	$1,810
Furniture and fixtures	1,238	1,262
Computer equipment and software	3,358	3,206
Medical equipment	1,095	1,067
Software (development in process)	3,654	3,460
Vehicles	654	618
Other	365	37
	12,196	11,460
Less: accumulated depreciation	(3,249)	(2,621)
Property and equipment, net	$8,947	$8,839
Total depreciation of property and equipment was $0.6 million for each of the three months ended March 31, 2023 and 2022, respectively.
Note 7: Intangible Assets
Intangible assets, net consisted of the following as of:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	684,000	(91,200)	592,800	684,000	(74,100)	609,900
Trademarks	148,635	(20,255)	128,380	148,635	(16,704)	131,931
Payor contracts	4,700	(588)	4,112	4,700	(470)	4,230
Provider network	4,800	(631)	4,169	4,800	(511)	4,289
Total	$842,835	$(112,674)	$730,161	$842,835	$(91,785)	$751,050
Amortization of intangible assets was $20.9 million and $21.2 million during the three months ended March 31, 2023 and 2022, respectively.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 13

Table Contents
Note 8: Debt
Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
Unsecured promissory note, interest paid at 14.0%, due May 2026	29,102	15,000
Long-term debt, gross	109,102	95,000
Less: unamortized debt issuance costs and original issue discount	(976)	(579)
	108,126	94,421
Less: current portion of long-term debt	—	—
Long-term debt, net	$108,126	$94,421
The Company was in compliance with its covenants under the term loan facility and the unsecured promissory note as of March 31, 2023; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and the unsecured promissory note or the lenders of any future indebtedness the Company may incur will grant any such waiver or forbearance in the future.
Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net loss attributable to Class A common stockholders–basic and diluted	$(9,199)	$(10,577)
Weighted average Class A common shares outstanding–basic and diluted	41,579	41,579
Net loss per share attributable to Class A common stockholders–basic and diluted	$(0.22)	$(0.25)
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock warrants (1)	11,248	10,819
Stock options (1)	5,487	2,134
Shares of Class V common stock (2)	201,972	202,025
Total	218,707	214,978
____________________
(1)    Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net loss per share.
(2)    Shares of Class V common stock at the end of the period, including shares tied to unvested Common Units, are considered potentially dilutive shares of Class A common stock under the application of the if-converted method.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 14

Table Contents
Note 10: Redeemable Non-Controlling Interests
Non-controlling interests represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by the equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	March 31, 2023		December 31, 2022
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	41,579	17.1%	41,579	17.1%
Non-controlling interest holders’ ownership of Common Units	201,867	82.9%	201,592	82.9%
Total Common Units	243,446	100.0%	243,171	100.0%
There was no Common Unit exchange or redemption activity during the three months ended March 31, 2023 or 2022.
Note 11: Segment Reporting
The Company’s operations are organized under one reportable segment. The Chief Executive Officer, who is the Company’s CODM, manages the Company’s operations and reviews financial information on a consolidated basis. Decisions regarding resource allocation and assessment of profitability are based on the Company’s responsibility to deliver high quality primary medical care services to its patient population. For the periods presented, all the Company’s revenue was earned in the United States. Likewise, all the Company’s long-lived assets were located in the United States.
Note 12: Commitments and Contingencies
In 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement. In January 2023, the renegotiation was settled and the Company reflected the known settlement of $5.0 million within health plan settlements payable as of December 31, 2022. The settlement of $5.0 million remains unpaid and recorded within health plan settlements payable as of March 31, 2023.
Note 13: Variable Interest Entities
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
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 15

Table Contents
Since P3 LLC represents substantially all the assets and liabilities of the Company, the following tables provide a summary of the assets, liabilities, and operating performance of only VIEs held at the P3 LLC level.

	March 31, 2023	December 31, 2022
	(in thousands)
ASSETS
Cash	$—	$1,759
Clinic fees and insurance receivables, net	639	323
Prepaid expenses and other current assets	1,229	121
Other receivable	13	855
Property and equipment, net	43	44
Other long-term assets	114	—
Due from consolidated entities of P3	10,123	3,012
TOTAL ASSETS	12,161	6,114
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	5,725	7,800
Accrued expenses and other current liabilities	546	262
Accrued payroll	2,381	1,885
Claims payable	7,087	—
Other long-term liabilities	1,023	—
Due to consolidated entities of P3	41,540	36,025
TOTAL LIABILITIES	58,302	45,972
MEMBERS’ DEFICIT	(46,141)	(39,858)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$12,161	$6,114

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$10,839	$12,914
Expense	13,675	14,920
Net loss	$(2,836)	$(2,006)
Note 14: Capitalization
On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), certain of which are related parties, pursuant to which the Company will issue approximately 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors have elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company agreed to sell (i) an aggregate of approximately 69.2 million shares of its Class A common stock (the “Shares”), (ii) warrants to purchase an aggregate of approximately 59.9 million shares of Class A common stock (the “Common Warrants”), and (iii) pre-funded warrants to purchase an aggregate of approximately 10.8 million shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”).
Note 15: Subsequent Events
Pursuant to the Purchase Agreement, on April 6, 2023, the Company sold the Shares and the Warrants to the Purchasers, which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF”), the Company’s Chief Medical Officer, and three members of the Company’s board of directors, for aggregate gross proceeds of approximately $89.5 million (collectively, the “March 2023 Private Placement”).
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 16

Table Contents
Registration Rights Agreement
On April 6, 2023, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 30 days after the closing of the March 2023 Private Placement for purposes of registering the resale of the Shares and shares of common stock issuable upon exercise of the Warrants. The Company agreed to use its reasonable best efforts to cause this registration statement to be declared effective by the SEC within 120 days after the date thereof. The Registration Rights Agreement also contains certain shelf takedown and piggyback rights.
The Company has also agreed, among other things, to indemnify the Purchasers, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.
Letter Agreement with CPF
On April 6, 2023, in connection with the Purchase Agreement, the Company entered into a letter agreement (the “Letter Agreement”) with CPF, Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”) (on behalf of the funds of which CPF is the general partner, certain funds of which CPF GP III is the general partner) and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”). The Letter Agreement provides, pursuant to certain stipulations, that CPF will be entitled to designate one additional independent member of the Company’s board of directors and that CPF will be entitled to certain information rights and protective provisions. CPF Parties also agreed to a standstill restriction from the date of the closing of the March 2023 Private Placement to June 30, 2024 that limits the ownership of the CPF Parties to 49.99% of the Company’s Class A common stock and Class V common stock.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 17

Table Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
We have leveraged the expertise of our management team’s more than 20 years of experience in population health management, to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient-focused model, 2) physician-led model, and 3) our broad delegated model. Our model operates by entering into arrangements with payors providing for monthly payments to manage the total healthcare needs of members attributed to our primary care physicians. In tandem, we enter into arrangements directly with existing physician groups or independent physicians in the community to join our value-based (“VBC”) care network. In our model, physicians are able to retain their independence and entrepreneurial spirit, while gaining access to the tools, teams and technologies that are key to success in a VBC model, all while sharing in the savings from successfully improving the quality of patient care and reducing costs.
We operate in the $829 billion Medicare market, which covers approximately 65 million eligible lives as of 2021. Our core focus is the MA market, which makes up approximately 48% of the overall Medicare market, or nearly 28 million Medicare eligible lives in 2022. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare & Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare to MA members. Under the typical capitation arrangement, we are entitled to per member per month (“PMPM”) fees from payors to provide a defined range of healthcare services for MA health plan members attributed to our primary care physicians (“PCPs”). These PMPM fees comprise our capitated revenue and are determined as a percent of the premium (“POP”) payors receive from CMS for these members. Our contracted recurring revenue model offers us highly predictable revenue, and rewards us for providing high-quality care rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike—the more we improve health outcomes, the more profitable we will be over time.
Under this capitated contract structure, we are generally responsible for all members’ medical costs across the care continuum, including, but not limited to emergency room and hospital visits, post-acute care admissions, prescription drugs, specialist physician spend and primary care spend. Keeping members healthy is our primary objective. When they need medical care, delivery of the right care in the right setting can greatly impact outcomes.
When our members need care outside of our network of PCPs, we utilize a number of tools including network management, utilization management and claims processing to ensure that the appropriate quality care is provided.
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,800 physicians, in 15 markets (counties) across five states in just over five years of
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 18

Table Contents
operations as of March 31, 2023. As of March 31, 2023, our PCP network served approximately 103,400 at-risk MA members.
COVID-19 and Macroeconomic Update
The COVID-19 pandemic continues to evolve and there is continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. COVID-19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients. Due to our recurring contracted revenue model, the COVID-19 pandemic has not historically had a material impact on our revenue. Nearly 99% of the Company’s total revenue during the three months ended March 31, 2023 is recurring, consisting of fixed monthly PMPM capitation payments received from MA health plans.
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
Key Factors Affecting our Performance
Growing Medicare Advantage Membership on Our Platform
Membership and revenue are tied to the number of members attributed to our physician network by our payors. We believe we have multiple avenues to serve additional members, including through:
•Growth in membership under our existing contracts and existing markets:
◦Patients who are attributed to our physician network who (a) age into Medicare and elect to enroll in MA or (b) elect to convert from Medicare FFS to MA.
•Adding new contracts (either payor contracts or physician contracts) in existing markets.
•Adding new contracts (either payor contracts or physician contracts) in adjacent and new markets.
Growing Existing Contract Membership
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
Growing Membership in Adjacent and New Markets
Our affiliate model allows us to quickly and efficiently enter into new and adjacent markets in two ways: (1) partnering with payors and (2) partnering with providers. Because our model honors the existing patient-provider relationship, we are able to deploy our care model around existing physicians in a given a market. By utilizing the local healthcare infrastructure, we can quickly build a network of PCPs to serve the healthcare needs of contracted members.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 19

Table Contents
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
When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we are able to leverage the investments we previously made to have a faster impact on our expanded footprint. We have historically demonstrated success in effectively growing into new and adjacent markets. As of March 31, 2023, we operate in 15 markets, markets being counties, across five states.
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through March 31, 2023, we experienced a 98% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
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
Effectively Managing Member Medical Expense
Our medical claims expense is our largest expense category, representing 81% of our total operating expenses for the three months ended March 31, 2023. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks.
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
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 20

Table Contents
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
Non-GAAP Financial Measures and Key Performance Metrics
We use certain financial measures, which are not calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as key performance metrics, to supplement our consolidated financial statements. The measures set forth below should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-GAAP financial measures and key performance metrics as used by us may not be comparable to similarly titled measures used by other companies. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. The presentation of non-GAAP financial measures and key performance metrics provides additional information to investors regarding our results of operations that our management believes is useful for identifying trends, analyzing and benchmarking the performance of our business.
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
By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude the effect of certain supplemental adjustments, such as mark-to-market warrant gain/loss, premium deficiency reserves, equity-based compensation expense, and certain other items that we believe are not indicative of our core operating performance. Our definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 21

Table Contents
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
The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(52,448)	$(60,790)
Interest expense, net	4,086	2,755
Depreciation and amortization expense	21,540	21,752
Provision for income taxes	290	—
Mark-to-market of stock warrants	(649)	5,861
Premium deficiency reserve	5,140	(1,325)
Equity-based compensation	977	11,711
Transaction and other related costs(1)	70	1,102
Other(2)	1,861	6
Adjusted EBITDA loss	$(19,133)	$(18,928)
_____________________
(1)    Transaction and other related costs during the three months ended March 31, 2023 consisted of legal fees incurred related to acquisition-related litigation.
(2)    Other during the three months ended March 31, 2023 consisted of (i) interest income offset by (ii) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans, (iii) the disposition of our Pahrump operations, (iv) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b), (v) a legal settlement outside of the ordinary course of business, and (vi) valuation allowance on our notes receivable.
Medical Margin
Medical margin is a non-GAAP financial metric. We present medical margin because we believe it helps investors understand underlying trends in our business and facilitates an understanding of our operating performance from period to period by facilitating a comparison of our recurring core business operating results.
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
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 22

Table Contents
The following table presents our medical margin:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Capitated revenue	$298,704	$269,685
Less: medical claims expenses	(259,458)	(244,858)
Medical margin	$39,246	$24,827
The following table sets forth a reconciliation of our operating loss, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating loss	$(48,817)	$(52,168)
Other patient service revenue	(3,373)	(3,859)
Other medical expense	26,112	20,963
Premium deficiency reserve	5,140	(1,325)
Corporate, general and administrative expense	37,643	38,599
Sales and marketing expense	1,001	865
Depreciation and amortization	21,540	21,752
Medical margin	$39,246	$24,827
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
The following table presents our network contribution:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Total operating revenue	$302,077	$273,544
Less: medical claims expense	(259,458)	(244,858)
Less: other medical expense	(26,112)	(20,963)
Network contribution	$16,507	$7,723
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 23

Table Contents
The following table sets forth a reconciliation of our operating loss, the most directly comparable GAAP metric, to network contribution:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating loss	$(48,817)	$(52,168)
Premium deficiency reserve	5,140	(1,325)
Corporate, general and administrative expense	37,643	38,599
Sales and marketing expense	1,001	865
Depreciation and amortization	21,540	21,752
Network contribution	$16,507	$7,723
Key Performance Metrics
We monitor the following operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
At-risk members	103,400	100,000
Affiliate PCPs	2,800	2,200
Platform support costs	$30,479	$22,646
At-Risk Membership
At-risk membership represents the approximate number of Medicare Advantage members for whom we receive a fixed PMPM fee under capitation arrangements as of the end of a particular period.
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
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Platform support costs	$30,479	$22,646
% of total operating revenue	10%	8%
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 24

Table Contents
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
The premiums health plans receive are determined via a competitive bidding process with CMS and are based on the costs of care in local markets and the average utilization of services by patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled. As premiums are adjusted via this risk adjustment model (using a Risk Adjustment Factor, “RAF”), our PMPM payments will change commensurately with how our contracted Medicare Advantage plans’ premiums change with CMS.
The transaction price for these contracts is variable as it primarily includes PMPM fees, which can fluctuate throughout the course of the year based on the acuity of each individual enrollee. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Capitated revenue is recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series and is recognized net of projected acuity adjustments and performance incentives or penalties as we can reasonably estimate the ultimate PMPM payment of those contracts. We recognize revenue in the month in which attributed members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member's individual acuity.
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
Operating Expenses
Medical expense. Medical expenses primarily include costs of all covered services provided to members by non-P3 employed providers. This also includes an estimate of IBNR. IBNR is recorded as claims payable on the accompanying condensed consolidated balance sheets. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members. IBNR estimates are made on an accrual basis and adjusted in future periods as required. To the extent we revise our estimates of incurred but not reported claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance.
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
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 25

Table Contents
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
Other Income (Expense)
Interest expense, net. Interest expense primarily consists of interest on our term loan facility and unsecured promissory note and amortization of debt issuance costs and original issue discount.
Mark-to-market of stock warrants. Mark-to-market of stock warrants consists of the change in the fair value on the revaluation of warrant liabilities associated with our public and private placement Class A common stock warrants.
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
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 26

Table Contents
Results of Operations
The following discussion and analysis of our results of operations and liquidity compares the three months ended March 31, 2023 and 2022.
The following table sets forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended March 31, 2023	% of Revenue	Three Months Ended March 31, 2022	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$298,704	99%	$269,685	99%
Other patient service revenue	3,373	1	3,859	1
Total operating revenue	302,077	100	273,544	100
Operating expense:
Medical expense	285,570	95	265,821	97
Premium deficiency reserve	5,140	2	(1,325)	—
Corporate, general and administrative expense	37,643	12	38,599	14
Sales and marketing expense	1,001	—	865	—
Depreciation and amortization	21,540	7	21,752	8
Total operating expense	350,894	116	325,712	119
Operating loss	(48,817)	(16)	(52,168)	(19)
Other income (expense):
Interest expense, net	(4,086)	(1)	(2,755)	(1)
Mark-to-market of stock warrants	649	—	(5,861)	(2)
Other	96	—	(6)	—
Total other expense	(3,341)	(1)	(8,622)	(3)
Loss before income taxes	(52,158)	(17)	(60,790)	(22)
Provision for income taxes	(290)	—	—	—
Net loss	(52,448)	(17)	(60,790)	(22)
Net loss attributable to redeemable non-controlling interests	(43,249)	(14)	(50,213)	(18)
Net loss attributable to controlling interests	$(9,199)	(3)%	$(10,577)	(4)%
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Capitated revenue	$298,704	$269,685	$29,019	11%
Other patient service revenue	$3,373	$3,859	(486)	(13)%
Total operating revenue	$302,077	$273,544	$28,533	10%
Capitated revenue was $298.7 million for the three months ended March 31, 2023, an increase of $29.0 million, or 11%, compared to capitated revenue of $269.7 million for the three months ended March 31, 2022. This increase was primarily driven by a 3% increase in the total number of at-risk members from 100,000 at March 31, 2022 to 103,400 at March 31, 2023 and a 7% increase in capitated revenue rates, due to increased premiums from patients with a higher average level of acuity. Capitated revenue was approximately 99% of total revenue for each of the three months ended March 31, 2023 and 2022.
Other patient service revenue was $3.4 million for the three months ended March 31, 2023, a decrease of $0.5 million, or 13%, compared to other patient service revenue of $3.9 million for the three months ended March 31, 2022.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 27

Table Contents
Other patient service revenue was approximately 1% of total revenue for each of the three months ended March 31, 2023 and 2022.
Operating Expense
Medical Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Medical expense	$285,570	$265,821	$19,749	7%
Medical expense was $285.6 million for the three months ended March 31, 2023, an increase of $19.7 million, or 7%, compared to medical expense of $265.8 million for the three months ended March 31, 2022. This increase was primarily driven by an increase in the total number of at-risk members year-over-year resulting from our participation in the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model, which began January 1, 2023, partially offset by the termination and conversion of certain health plans from at-risk to upside-only risk.
Premium Deficiency Reserve

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Premium deficiency reserve	$5,140	$(1,325)	$6,465	488%
Premium deficiency reserve was an expense of $5.1 million for the three months ended March 31, 2023, an increase of $6.5 million, or 488%, compared to a benefit of $1.3 million for the three months ended March 31, 2022. The change was due to management’s assessment of expected future losses in 2023.
Corporate, General and Administrative Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Corporate, general and administrative expense	$37,643	$38,599	$(956)	(2)%
Corporate, general, and administrative expense was $37.6 million for the three months ended March 31, 2023, a decrease of $1.0 million, or 2%, compared to corporate, general and administrative expense of $38.6 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease of $10.7 million in equity-based compensation expense, partially offset by increases of $6.0 million in professional fees supporting our operations as a public company and $3.7 million in salary related expenses.

P3 Health Partners Inc. | Q1 2023 Form 10-Q | 28

Table Contents
Other Income (Expense)

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Other income (expense):
Interest expense, net	$(4,086)	$(2,755)	$(1,331)	48%
Mark-to-market of stock warrants	$649	$(5,861)	6,510	(111)%
Other	$96	$(6)	102	NM
Total other expense	$(3,341)	$(8,622)	$5,281	(61)%
_____________________
NM - Not meaningful
Interest expense, net was $4.1 million for the three months ended March 31, 2023, an increase of $1.3 million, or 48.3%, compared to interest expense of $2.8 million for the three months ended March 31, 2022. This increase was primarily due to interest associated with the Company’s unsecured promissory note issued in December 2022.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the business combinations in the fourth quarter of 2021, private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under our term loan facility. We generate cash from our operations, generally from our contracts with payors. We generate cash primarily from our contracts with payors. As of March 31, 2023, we had cash and restricted cash of $8.4 million.
The Company has experienced losses since its inception and a net loss of $52.4 million for the three months ended March 31, 2023. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last five years and the investments we intend to make in expanding our business, which will require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust our growth trajectory to accommodate our capital needs and look for additional ways to generate cost efficiencies.
March 2023 Private Placement
On April 6, 2023, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF”), our Chief Medical Officer, and three members of our board of directors, we issued approximately 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of approximately 69.2 million shares of our Class A common stock (the
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 29

Table Contents
“Shares”), (ii) warrants to purchase an aggregate of approximately 59.9 million shares of Class A common stock (the “Common Warrants”), and (iii) pre-funded warrants to purchase an aggregate of approximately 10.8 million shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”) to the Purchasers for aggregate gross proceeds of approximately $89.5 million (collectively, the “March 2023 Private Placement”). See Note 15 “Subsequent Events” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information about the March 2023 Private Placement.
Term Loan
In November 2020, the Company entered a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of March 31, 2023, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
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
In connection with the issuance of the VGS Promissory Note (defined below) and entry into the Subordination Agreement (defined below), on December 13, 2022, we entered into an amendment to the Term Loan Agreement to permit the issuance of the VGS Promissory Note and the entry into the Subordination Agreement.
VGS Promissory Note
On December 13, 2022, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance an unsecured promissory note ( the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. The maturity date of the VGS Promissory Note is May 19, 2026. As of March 31, 2023, we had $29.1 million of borrowings outstanding under the VGS Promissory Note, and remaining availability under the VGS Promissory Note ended upon termination of the commitment period on February 3, 2023. We paid VGS an up-front fee of 1.5% and will pay a back-end fee at the time the VGS Promissory Note is paid as follows: (i) if paid from March 1, 2023 through June 30, 2023, 4.5%; (ii) if paid from July 1, 2023 through December 31, 2023, 6.75% and (iii) if paid on January 1, 2024 or later, 9.0%. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We may elect to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations.
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
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 30

Table Contents
As of March 31, 2023, we were in compliance with the covenants under our Term Loan Facility and VGS Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and unsecured promissory note or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the Business Combinations, we may recognize an estimated liability under the TRA of approximately $530.0 million if all P3 Equityholders redeem or exchange their Common Units for Class A common stock or cash at the earliest possible date permitted under the P3 LLC A&R LLC Agreement and assuming (a) the generation of sufficient future taxable income, (b) a trading price of $10 per share of Class A common stock at the time of the redemption or exchange, (c) a constant corporate combined U.S. federal and state income tax rate of 23.89% and (d) no material changes in tax law. The TRA liability is estimated to be $4.6 million as of March 31, 2023. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of March 31, 2023.
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
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 31

Table Contents
Liquidity and Going Concern
As of the date of this Form 10-Q, we believe that our existing cash resources are not sufficient to support planned operations for at least the next year from the issuance of this Form 10-Q. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements contained elsewhere in this Form 10-Q are issued. In evaluating our ability to continue as a going concern, we considered our current projections of future cash flows, current financial condition, sources of liquidity, and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether we have the ability to meet our obligations. This evaluation of our cash resources available over the next year from the date of issuance of this Form 10-Q does not take into consideration the potential mitigating effect of our ongoing efforts to raise capital or management’s plans that have not been fully implemented or the many factors that determine our capital requirements, including the pace of our growth, ability to manage medical costs and the maturity of our members. We continue to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our Class A common stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms, or potentially at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan. If we are unable to obtain additional funding when needed, we will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations, and future prospects.
The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(23,722)	$(27,776)
Net cash used in investing activities	(464)	(1,149)
Net cash provided by (used in) financing activities	14,102	(1,207)
Net change in cash	(10,084)	(30,132)
Cash at beginning of period	18,457	140,834
Cash at end of period	$8,373	$110,702
Operating Activities
Net cash used in operating activities was $23.7 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $27.8 million for the three months ended March 31, 2022. Significant changes impacting net cash used in operating activities during the three months ended March 31, 2023 as compared to the three
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 32

Table Contents
months ended March 31, 2022 were primarily due to the receipt of $2.5 million in cash related to the release of indemnity funds previously escrowed as part of an acquisition in a prior year and changes in working capital.
Investing Activities
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2023, consisting of purchases of property and equipment. Net cash used in investing activities was $1.1 million for the three months ended March 31, 2022, primarily consisting of purchases of property and equipment.
Financing Activities
Net cash provided from financing activities was $14.1 million for the three months ended March 31, 2023, consisting of proceeds from borrowings on our unsecured promissory note. Net cash provided from financing activities was $1.2 million for the three months ended March 31, 2022, consisting of debt repayments.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expense, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 4 “Recent Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of recent accounting standards issued and the anticipated effects on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies.
Item 4. Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 33

Table Contents
Material Weaknesses
In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, and as previously reported, the restatement of our financial statements for the years ended December 31, 2020 and 2019, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting, which continued to exist as of March 31, 2023:
Control Environment, Risk Assessment and Monitoring
We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These material weaknesses are specifically attributed to the following:
•We did not have adequate policies and procedure or sufficient qualified resources with sufficient technical knowledge to maintain effective controls over the accounting related to significant accounts and related financial statement disclosures.
•We did not design and implement a sufficient risk assessment process to identify and assess risks impacting control over financial reporting.
•We had ineffective evaluation and determination as to whether the components of internal control were present and functioning.
Control Activities and Information and Communication
As a consequence of these entity-level material weaknesses, we did not design, implement, and maintain effective control activities within certain business processes and the information technology environment to mitigate the risk of material misstatement in financial reporting. Specifically:
•We did not maintain effective controls over our information systems to ensure that relevant and reliable information was communicated on a timely basis across the organization to support the financial reporting process. Particularly:
◦We did not design and implement effective information technology general controls in the areas of user access related to certain information technology systems that support our financial reporting process.
◦We did not maintain sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review of account reconciliations and journal entries.
•We did not design and maintain effective management review controls at a sufficient level of precision over account reconciliations and the accounting for transactions related to the risk adjustment factor receivable and related revenue, capitated revenue classification, premium deficiency reserves, business combinations, goodwill and intangibles, income taxes, warrant valuation, equity awards, and the inaccurate attribution of net income or loss to the controlling and non-controlling interests for subsidiaries that are variable interest entities.
•We did not design and maintain effective controls at a sufficient level of precision over the estimation of claims expense and payable including controls over the review of historical claims data, including the completeness and accuracy of data used to determine the financial statement amounts.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 34

Table Contents
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
Changes in Internal Control over Financial Reporting
Other than the actions to remediate the material weaknesses in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than the legal proceedings disclosed in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition. There have been no material changes or developments in our legal proceedings during the three months ended March 31, 2023 from those previously disclosed in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022, other than as described below.
Books and Records Action
On April 19, 2021, two members of the P3 Board of Managers, Joseph Straus and Jonathan Bradburn, filed a lawsuit in the Delaware Court of Chancery captioned Straus et al v. P3 Health Group Holdings, LLC, C.A. No. 2021-0335-JTL (the “Books and Records Action”). In the Books and Records Action, Straus and Bradburn sought an order requiring P3 to produce certain books and records relating to the process leading up to, and the approval of, the Business Combinations. On May 21, 2021, P3 filed its answer to the complaint in the Books and Records Action. On May 9, 2023, the Books and Records Action was dismissed with prejudice.
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
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 35

Table Contents
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
On September 14, 2021, the Court of Chancery issued an oral ruling denying Hudson’s motion for preliminary injunction due to the lack of probability of success on the merits or, with respect to the Section 5.10 of the then-existing P3 LLC Agreement (the “Purchase Option”) only, lack of a showing of irreparable harm based on the condition that the escrow described below be created. This ruling was made subject to the condition that Defendants memorialize their commitment to escrow, pending final resolution of this action, the consideration Hudson would be entitled to receive if it is determined that the Purchase Option can be validly exercised, in a stipulation filed with the Court. On September 17, 2021, Defendants filed a stipulation and proposed order, and the Court entered the Order regarding escrow which confirmed their commitment to do so and to cause the Payment Spreadsheet (as that term is defined in Section 2.01(f) of the Merger Agreement) to provide that such consideration will be directed to such escrow.
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
From September 12, 2022 through November 7, 2022, the Court issued a series of Orders ruling on the Motions to Dismiss. Such Orders provided for the dismissal with prejudice of, among other claims, (i) Hudson’s claim to a Purchase Option and (ii) part of Hudson’s claim to a priority right to cash distributed as a result of the transactions.
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
Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 36

Table Contents
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
The secure processing, storage, maintenance and transmission of information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable. We have in the past experienced, low-threat attacks by hackers or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. For example, in April 2023 we were the target of a type of wire transfer fraud known as business email compromise (“BEC”) scam. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. While this fraud did not cause material losses to us, it reflects that we, like any company, are always at risk of being targeted for a cyberattack.
Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures against hacking, phishing, spoofing, BEC, employee error or manipulation, or other similar adverse events. We may also experience security breaches that may remain undetected for an extended period. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Our information systems must also be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyberattackers exploit these known vulnerabilities before they have been addressed.
If a cyberattack or security incident were to occur and cause interruptions in our operations, it could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and corresponding regulatory penalties. In addition, we could face criminal liability, damages for contract breach and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Notice of breaches may
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 37

Table Contents
be required to be made to affected individuals or other state or federal regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Despite our implementation of security measures to prevent unauthorized access, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended March 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 38

Table Contents
Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight, P3 Health Group Holdings, LLC, FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight, Merger Sub and P3.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp. (“Foresight”), FAC merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/3/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/3/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/3/2021
3.2		Bylaws of the Company.	8-K	001-40033	3.2	12/3/2021
4.1		Form of Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.1	4/7/2023
4.2		Form of Pre-Funded Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.2	4/7/2023
10.1		Securities Purchase Agreement, dated March 30, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.1	4/7/2023
10.2		Registration Rights Agreement, dated April 6, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	4/7/2023
10.3		Letter Agreement, dated April 6, 2023, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	4/7/2023
31.1	*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 39

Table Contents

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	*	Inline XBEL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
____________________
*    Filed herewith
**    Furnished herewith
P3 Health Partners Inc. | Q1 2023 Form 10-Q | 40

Table Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023	P3 Health Partners Inc.

	By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)