Form 10-Q
period 2023-06-30
P3 Health Partners Inc.
filed 2023-08-07
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, the registrant had 114,249,272 shares of Class A common stock, par value $0.0001 and 198,427,339 shares of Class V common stock, par value $0.0001 outstanding.

Table Contents
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, our ability to continue as a going concern, future results of anticipated products and prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 1

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
•The factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 2

Table Contents
PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 3

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$59,924	$17,537
Restricted cash	5,575	920
Health plan receivable, net of allowance for credit losses of $150 and $0, respectively	102,482	72,092
Clinic fees, insurance and other receivable	1,937	7,500
Prepaid expenses and other current assets	2,231	2,643
TOTAL CURRENT ASSETS	172,149	100,692
Property and equipment, net	9,521	8,839
Intangible assets, net	709,018	751,050
Other long-term assets	18,271	15,990
TOTAL ASSETS (1)	$908,959	$876,571
LIABILITIES, MEZZANINE EQUITY and STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,196	$11,542
Accrued expenses and other current liabilities	22,471	16,647
Accrued payroll	5,138	8,224
Health plans settlements payable	6,878	13,608
Claims payable	158,528	151,207
Premium deficiency reserve	29,503	26,375
Accrued interest	18,686	14,061
TOTAL CURRENT LIABILITIES	250,400	241,664
Operating lease liability	11,796	11,516
Warrant liabilities	2,599	1,517
Contingent consideration	4,907	4,794
Long-term debt, net	108,188	94,421
TOTAL LIABILITIES (1)	377,890	353,912
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY:
Redeemable non-controlling interest	667,235	516,805
STOCKHOLDERS’ (DEFICIT) EQUITY:
Class A common stock, $.0001 par value; 800,000 shares authorized; 114,098 shares and 41,579 shares issued and outstanding, respectively	11	4
Class V common stock, $.0001 par value; 205,000 shares authorized; 198,505 shares and 201,592 shares issued and outstanding, respectively	20	20
Additional paid in capital	192,389	315,375
Accumulated deficit	(328,586)	(309,545)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(136,166)	5,854
TOTAL LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ (DEFICIT) EQUITY	$908,959	$876,571
____________________
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the P3 LLC’s VIEs totaling $10.6 million and $3.1 million as of June 30, 2023 and December 31, 2022, respectively, and total liabilities of the P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $14.5 million and $9.9 million as of June 30, 2023 and December 31, 2022, respectively. These VIE assets and liabilities do not include $44.6 million and $33.0 million of net amounts due to affiliates as of June 30, 2023 and December 31, 2022, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets. See Note 13 “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 4

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUE:
Capitated revenue	$325,616	$267,102	$624,320	$536,787
Other patient service revenue	3,470	2,352	6,843	6,211
TOTAL OPERATING REVENUE	329,086	269,454	631,163	542,998
OPERATING EXPENSE:
Medical expense	302,271	267,448	587,841	533,269
Premium deficiency reserve	(2,012)	(1,490)	3,128	(2,814)
Corporate, general and administrative expense	27,223	41,099	64,866	79,697
Sales and marketing expense	857	1,408	1,858	2,273
Depreciation and amortization	21,780	21,720	43,320	43,472
Goodwill impairment	—	851,456	—	851,456
TOTAL OPERATING EXPENSE	350,119	1,181,641	701,013	1,507,353
OPERATING LOSS	(21,033)	(912,187)	(69,850)	(964,355)
OTHER INCOME (EXPENSE):
Interest expense, net	(3,851)	(2,700)	(7,937)	(5,455)
Mark-to-market of stock warrants	(1,731)	11,815	(1,082)	5,954
Other	(741)	(34)	(645)	(40)
TOTAL OTHER EXPENSE	(6,323)	9,081	(9,664)	459
LOSS BEFORE INCOME TAXES	(27,356)	(903,106)	(79,514)	(963,896)
PROVISION FOR INCOME TAXES	(226)	—	(516)	—
NET LOSS	(27,582)	(903,106)	(80,030)	(963,896)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(17,766)	(748,756)	(61,015)	(798,969)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(9,816)	$(154,350)	$(19,015)	$(164,927)

NET LOSS PER SHARE (Note 9):
Basic	$(0.09)	$(3.71)	$(0.25)	$(3.97)
Diluted	$(0.09)	$(3.73)	$(0.29)	$(4.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	107,454	41,579	74,699	41,579
Diluted	107,454	242,053	276,028	240,362
See accompanying notes to condensed consolidated financial statements.

P3 Health Partners Inc. | Q2 2023 Form 10-Q | 5

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ (DEFICIT) EQUITY, December 31, 2021	$1,790,617	41,579	$4	196,554	$20	$312,946	$(39,418)	$273,552
Vesting of Class V common stock awards	—	—	—	549	—	—	—	—
Equity-based compensation	11,711	—	—	—	—	—	—	—
Net loss	(50,213)	—	—	—	—	—	(10,577)	(10,577)
STOCKHOLDERS’ (DEFICIT) EQUITY, March 31, 2022	1,752,115	41,579	4	197,103	20	312,946	(49,995)	262,975
Vesting of Class V common stock awards	—	—	—	4,320	—	—	—	—
Equity-based compensation	3,716	—	—	—	—	—	—	—
Net loss	(748,756)	—	—	—	—	—	(154,350)	(154,350)
STOCKHOLDERS’ (DEFICIT) EQUITY, June 30, 2022	$1,007,075	41,579	$4	201,423	$20	$312,946	$(204,345)	$108,625

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ (DEFICIT) EQUITY, December 31, 2022	$516,805	41,579	$4	201,592	$20	$315,375	$(309,545)	$5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Vesting of Class V common stock awards	—	—	—	275	—	—	—	—
Equity-based compensation	291	—	—	—	—	686	—	686
Net loss	(43,249)	—	—	—	—	—	(9,199)	(9,199)
STOCKHOLDERS’ (DEFICIT) EQUITY, March 31, 2023	473,723	41,579	4	201,867	20	316,061	(318,770)	(2,685)
Exchanges of redeemable non-controlling interests for Class A common stock	—	3,362	—	(3,362)	—	—	—	—
Equity-based compensation	291	—	—	—	—	740	—	740
Fair value adjustment to redeemable non-controlling interest	330,617	—	—	—	—	(330,617)	—	(330,617)
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(119,630)	—	—	—	—	119,630	—	119,630
Private placement, net of offering costs	—	69,157	7	—	—	86,575	—	86,582
Net loss	(17,766)	—	—	—	—	—	(9,816)	(9,816)
STOCKHOLDERS’ (DEFICIT) EQUITY, June 30, 2023	$667,235	114,098	$11	198,505	$20	$192,389	$(328,586)	$(136,166)
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 6

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,030)	$(963,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,320	43,472
Equity-based compensation	2,008	15,427
Goodwill impairment	—	851,456
Amortization of original issue discount and debt issuance costs	340	—
Accretion of contingent consideration	113	188
Mark-to-market adjustment of stock warrants	1,082	(5,954)
Premium deficiency reserve	3,128	(2,814)
Changes in assets and liabilities:
Health plan receivable	(30,540)	(49,555)
Clinic fees, insurance, and other receivable	5,563	(376)
Prepaid expenses and other current assets	139	1,890
Other long-term assets	(1,289)	—
Accounts payable, accrued expenses, and other current liabilities	1,924	1,163
Accrued payroll	(3,086)	(3,041)
Health plan settlements payable	(6,730)	(4,526)
Claims payable	7,321	37,364
Accrued interest	4,625	2,559
Operating lease liability	(452)	3,555
Net cash used in operating activities	(52,564)	(73,088)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,652)	(1,401)
Net cash used in investing activities	(1,652)	(1,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issuance discount	14,102	—
Proceeds from private placement offering, net of offering costs paid	87,329	—
Repayment of long-term debt	—	(2,446)
Payment of debt issuance costs	(173)	—
Net cash provided by (used in) financing activities	101,258	(2,446)
Net change in cash and restricted cash	47,042	(76,935)
Cash and restricted cash, beginning of period	18,457	140,834
Cash and restricted cash, end of period	$65,499	$63,899
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 7

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q2 2023 Form 10-Q | 8

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
Note 2: Going Concern and Liquidity
The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $27.6 million and $903.1 million for the three months ended June 30, 2023 and 2022, respectively, and $80.0 million and $963.9 million for the six months ended June 30, 2023 and 2022, respectively. Such losses were primarily the result of goodwill impairment loss, net increases in certain noncash expenses including depreciation and amortization, equity-based compensation, mark-to-market adjustments for warrants and premium deficiency reserves with respect to the three and six months ended June 30, 2022, as well as costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of June 30, 2023 and December 31, 2022, the Company had $59.9 million and $17.5 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, its ability to manage medical costs, the maturity of its
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 9

Table Contents
members, and its ability to raise capital. The Company will need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations, and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Management believes the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The consolidated operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 10

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
Revenue Recognition
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Three Months Ended June 30, 2023	% of Total	Three Months Ended June 30, 2022	% of Total
	(dollars in thousands)
Capitated revenue	$325,616	98.9%	$267,102	99.1%
Other patient service revenue:
Clinic fees and insurance	1,164	0.4	265	0.1
Shared risk	—	—	55	—
Care coordination / management fees	2,065	0.6	762	0.3
Incentive fees	241	0.1	1,270	0.5
Total other patient service revenue	3,470	1.1	2,352	0.9
Total revenue	$329,086	100.0%	$269,454	100.0%

Revenue Type	Six Months Ended June 30, 2023	% of Total	Six Months Ended June 30, 2022	% of Total
	(dollars in thousands)
Capitated revenue	$624,320	98.9%	$536,787	98.9%
Other patient service revenue:
Clinic fees and insurance	2,644	0.4	2,147	0.4
Shared risk	—	—	55	—
Care coordination / management fees	3,915	0.6	2,683	0.5
Incentive fees	284	0.1	1,326	0.2
Total other patient service revenue	6,843	1.1	6,211	1.1
Total revenue	$631,163	100.0%	$542,998	100.0%
During the three months ended June 30, 2023 and 2022, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 62% and 68% of the Company’s total revenue, respectively. During each of the six months ended June 30, 2023 and 2022, four health plan customers each accounted for 10% or more of total
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 11

Table Contents
revenue and collectively comprised 62% and 68% of the Company’s total revenue, respectively. Three health plan customers accounted for 10% or more of total health plan receivable each as of June 30, 2023 and December 31, 2022.
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements and accompanying notes have been reclassified to be consistent with the current period presentation. These reclassifications had no impact on the Company’s financial condition, results of operations, or net cash flows.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 12

Table Contents
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of June 30, 2023	$2,532	$—	$67	$2,599
Warrant liability as of December 31, 2022	$1,477	$—	$40	$1,517
The key Level 3 inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	June 30, 2023	December 31, 2022
Volatility	52.0%	55.0%
Risk-free interest rate	4.5%	4.1%
Exercise price	$11.50	$11.50
Expected term	3.4 years	3.9 years
The following tables set forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Beginning balance	$40	$502
Mark-to-market adjustment	27	(344)
Ending balance	$67	$158
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Leasehold improvements	$1,606	$1,810
Furniture and fixtures	1,169	1,262
Computer equipment and software	3,694	3,206
Medical equipment	1,089	1,067
Software (development in process)	3,775	3,460
Vehicles	654	618
Other	1,337	37
	13,324	11,460
Less: accumulated depreciation	(3,803)	(2,621)
Property and equipment, net	$9,521	$8,839
Total depreciation of property and equipment was $0.6 million for each of the three months ended June 30, 2023 and 2022 and $1.2 million for each of the six months ended June 30, 2023 and 2022.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 13

Table Contents
Note 7: Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	684,000	(108,300)	575,700	684,000	(74,100)	609,900
Trademarks	148,635	(24,061)	124,574	148,635	(16,704)	131,931
Payor contracts	4,700	(705)	3,995	4,700	(470)	4,230
Provider network	4,800	(751)	4,049	4,800	(511)	4,289
Total	$842,835	$(133,817)	$709,018	$842,835	$(91,785)	$751,050
Amortization of intangible assets was $21.1 million for each of the three months ended June 30, 2023 and 2022 and $42.0 million and $42.3 million during the six months ended June 30, 2023 and 2022, respectively.
Note 8: Debt
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
Unsecured promissory note, interest paid at 14.0%, due May 2026	29,102	15,000
Long-term debt, gross	109,102	95,000
Less: unamortized debt issuance costs and original issue discount	(914)	(579)
	108,188	94,421
Less: current portion of long-term debt	—	—
Long-term debt, net	$108,188	$94,421
The Company was in compliance with its covenants under the term loan facility and the unsecured promissory note as of June 30, 2023; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and the unsecured promissory note or the lenders of any future indebtedness the Company may incur will grant any such waiver or forbearance in the future.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 14

Table Contents
Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(9,816)	$(154,350)	$(19,015)	$(164,927)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(9,816)	$(154,350)	$(19,015)	$(164,927)
Effective of dilutive securities:
Shares of Class V common stock	—	(748,756)	(61,015)	(798,969)
Net loss attributable to Class A common stockholders–diluted	$(9,816)	$(903,106)	$(80,030)	$(963,896)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	107,454	41,579	74,699	41,579
Net loss per share attributable to Class A common stockholders–basic	$(0.09)	$(3.71)	$(0.25)	$(3.97)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	107,454	41,579	74,699	41,579
Weighted average effect of dilutive securities:
Shares of Class V common stock	—	200,474	201,329	198,783
Weighted average shares outstanding–diluted	107,454	242,053	276,028	240,362
Net loss per share attributable to Class A common stockholders–diluted	$(0.09)	$(3.73)	$(0.29)	$(4.01)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock warrants (1)	81,938	10,819	81,938	10,819
Stock options (1)	5,924	2,134	5,924	2,134
Restricted stock units (1)	1,250	—	1,250	—
Restricted stock awards (1)	250	—	250	—
Shares of Class V common stock (2)	198,610	602	—	602
Total	287,972	13,555	89,362	13,555
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 15

Table Contents
Note 10: Redeemable Non-controlling Interest
Non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by the equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	June 30, 2023		December 31, 2022
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	114,098	36.5%	41,579	17.1%
Non-controlling interest holders’ ownership of Common Units	198,505	63.5%	201,592	82.9%
Total Common Units	312,603	100.0%	243,171	100.0%
During the six months ended June 30, 2023, there were an aggregate of 3.4 million shares of Class A common stock issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended & Restated Limited Liability Agreement dated as of the Closing Date (“P3 LLC A&R LLC Agreement”). There was no Common Unit exchange or redemption activity during the six months ended June 30, 2022.
As of June 30, 2023, the Company recorded a remeasurement adjustment of $330.6 million to reflect redeemable non-controlling interest at fair value (i.e., based on the five-day volume weighted average price of a share of Class A common stock) at the end of the reporting period. The offset of the fair value adjustment was recorded to additional paid in capital. As of June 30, 2022, there was no remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was lower than the initial value.
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
Note 12: Commitments and Contingencies
In 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement. In January 2023, the renegotiation was settled and the Company reflected the known settlement of $5.0 million within health plan settlements payable as of December 31, 2022. The remaining settlement balance of $4.4 million is recorded within health plan settlements payable as of June 30, 2023.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 16

Table Contents
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

	June 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Cash	$9,073	$1,759
Clinic fees, insurance and other receivable	114	1,178
Prepaid expenses and other current assets	1,256	121
Property and equipment, net	7	44
Other long-term assets	107	—
Due from consolidated entities of P3	76	3,012
TOTAL ASSETS	$10,633	$6,114
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$4,140	$7,800
Accrued expenses and other current liabilities	771	262
Accrued payroll	2,221	1,885
Claims payable	6,409	—
Other long-term liabilities	969	—
Due to consolidated entities of P3	44,630	36,025
TOTAL LIABILITIES	59,140	45,972
MEMBERS’ DEFICIT	(48,507)	(39,858)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$10,633	$6,114

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$9,511	$12,955	$20,350	$25,869
Expense	11,847	16,057	25,522	30,977
Net loss	$(2,336)	$(3,102)	$(5,172)	$(5,108)
Note 14: Capitalization
On April 6, 2023, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated March 30, 2023 with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF”), and the Company’s Chief Medical Officer and member of the Company’s board of directors, the Company issued 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 69.2 million shares of its Class A common stock (the “Shares”), (ii) warrants to purchase an aggregate of 59.9 million shares of Class A common stock (the “Common Warrants”), and (iii) pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”) for aggregate proceeds of $86.6 million, net of $2.9 million in offering costs (collectively, the “March 2023 Private Placement”). The Warrants were recorded as equity-classified financial instruments.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 17

Table Contents
Registration Rights Agreement
On April 6, 2023, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company agreed to prepare a registration statement for purposes of registering the resale of the Shares and shares of common stock issuable upon exercise of the Warrants, which was filed with the SEC on May 2, 2023 and declared effective by the SEC on June 14, 2023. The Registration Rights Agreement also contains certain shelf takedown and piggyback rights.
The Company has also agreed, among other things, to indemnify the Purchasers, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.
Letter Agreement with CPF
On April 6, 2023, in connection with the Purchase Agreement, the Company entered into a letter agreement (the “Letter Agreement”) with CPF, Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”) (on behalf of the funds of which CPF is the general partner, certain funds of which CPF GP III is the general partner) and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”). The Letter Agreement provides, pursuant to certain stipulations, that CPF will be entitled to designate one additional independent member of the Company’s board of directors and that CPF will be entitled to certain information rights and protective provisions. As of the date of the issuance of these financial statements, CPF has not exercised its right to designate a director under the terms of the Letter Agreement. CPF Parties also agreed to a standstill restriction from the date of the closing of the March 2023 Private Placement to June 30, 2024 that limits the ownership of the CPF Parties to 49.99% of the Company’s Class A common stock and Class V common stock.
Note 15: Subsequent Events
In July 2023, an aggregate of 0.2 million shares of Class A common stock were issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC A&R LLC Agreement.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 18

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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,600 physicians, in 18 markets (counties) across five states in just over five years of operations as of June 30, 2023. As of June 30, 2023, our PCP network served approximately 104,100 at-risk MA members.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 19

Table Contents
COVID-19 and Macroeconomic Update
The COVID-19 pandemic continues to evolve and there is continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. COVID-19 disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients. Due to our recurring contracted revenue model, the COVID-19 pandemic has not historically had a material impact on our revenue. Nearly 99% of the Company’s total revenue during the six months ended June 30, 2023 is recurring, consisting of fixed monthly PMPM capitation payments received from MA health plans.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 20

Table Contents
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
When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we are able to leverage the investments we previously made to have a faster impact on our expanded footprint. As of June 30, 2023, we operate in 18 markets, markets being counties, across five states.
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through June 30, 2023, we experienced a 98% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
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
Effectively Managing Member Medical Expense
Our medical claims expense is our largest expense category, representing 84% of our total operating expenses for the six months ended June 30, 2023. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 21

Table Contents
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 22

Table Contents
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
The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(27,582)	$(903,106)	$(80,030)	$(963,896)
Interest expense, net	3,851	2,700	7,937	5,455
Depreciation and amortization expense	21,780	21,720	43,320	43,472
Provision for income taxes	226	—	516	—
Mark-to-market of stock warrants	1,731	(11,815)	1,082	(5,954)
Premium deficiency reserve	(2,012)	(1,490)	3,128	(2,814)
Equity-based compensation	1,031	3,716	2,008	15,427
Transaction and other related costs(1)	—	8,010	70	9,112
Goodwill impairment	—	851,456	—	851,456
Other(2)	1,192	143	3,053	149
Adjusted EBITDA (loss)	$217	$(28,666)	$(18,916)	$(47,593)
_____________________
(1)    Transaction and other related costs during the six months ended June 30, 2023 consisted of legal fees incurred related to acquisition-related litigation.
(2)    Other during the three and six months ended June 30, 2023 consisted of (i) interest income offset by (ii) cybersecurity incident loss, (iii) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans, (iv) the disposition of our Pahrump operations, (v) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b) with respect to the six months ended June 30, 2023, (vi) a legal settlement outside of the ordinary course of business with respect to the six months ended June 30, 2023, and (vii) valuation allowance on our notes receivable.
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
Medical margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using medical margin on a supplemental basis. You should review the reconciliation of gross profit to medical margin set forth below and not rely on any single financial measure to evaluate our business.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 23

Table Contents
The following table presents our medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Capitated revenue	$325,616	$267,102	$624,320	$536,787
Less: medical claims expense	(275,121)	(245,344)	(534,579)	(490,202)
Medical margin	$50,495	$21,758	$89,741	$46,585
Effective for the quarter ended June 30, 2023, we modified the method by which we reconcile medical margin. Previously, we reconciled medical margin to operating loss as the most directly comparable measure calculated in accordance with GAAP. In the current period and on a go-forward basis we will reconcile to gross profit as we have determined that gross profit is the most directly comparable GAAP measure. The change does not impact the medical margin calculation, and this change has no material impact on key performance indicators or other metrics.

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$26,815	$2,006	$43,322	$9,729
Other patient service revenue	(3,470)	(2,352)	(6,843)	(6,211)
Other medical expense	27,150	22,104	53,262	43,067
Medical margin	$50,495	$21,758	$89,741	$46,585
Key Performance Metrics
We monitor the following operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Gross Profit
Gross profit represents the amount earned from total operating revenue less the sum of: (i) medical claims expenses and (ii) other medical expenses including physician compensation expense related to surplus sharing and bonuses and other direct medical expenses incurred to improve care for our members. We believe this metric provides insight into the economics of the P3 Care Model, as it includes all medical claims expense associated with our members’ care as well as partner compensation and additional medical costs we incur as part of our aligned partnership model. Other medical expenses are largely variable and proportionate to the level of surplus in each respective market, among other cost factors.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 24

Table Contents
The following table presents our gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total operating revenue	$329,086	$269,454	$631,163	$542,998
Less: medical claims expense	(275,121)	(245,344)	(534,579)	(490,202)
Less: other medical expense	(27,150)	(22,104)	(53,262)	(43,067)
Gross profit	$26,815	$2,006	$43,322	$9,729
At-Risk Membership
At-risk membership represents the approximate number of Medicare Advantage members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of a particular period. We had 104,100 and 101,700 at-risk members as of June 30, 2023 and 2022, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of a particular period. We had 2,600 primary care physicians each as of June 30, 2023 and 2022.
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
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Platform support costs	$22,172	$33,297	$52,651	$55,943
% of total operating revenue	7%	12%	8%	10%
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 25

Table Contents
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
Operating Expense
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
Goodwill impairment. During the three and six months ended June 30, 2022, we recorded a $851.5 million goodwill impairment charge due to the presence of certain macroeconomic and financial market conditions, industry-specific considerations, our performance, and the sustained decrease in the price of our Class A common stock.
Other Income (Expense)
Interest expense, net. Interest expense primarily consists of interest on our term loan facility and unsecured promissory note and amortization of debt issuance costs and original issue discount.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 26

Table Contents
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
Non-controlling Interest
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

	Three Months Ended June 30, 2023	% of Revenue	Three Months Ended June 30, 2022	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$325,616	99%	$267,102	99%
Other patient service revenue	3,470	1	2,352	1
Total operating revenue	329,086	100	269,454	100
Operating expense:
Medical expense	302,271	92	267,448	99
Premium deficiency reserve	(2,012)	(1)	(1,490)	(1)
Corporate, general and administrative expense	27,223	8	41,099	15
Sales and marketing expense	857	—	1,408	1
Goodwill impairment	—	—	851,456	316
Depreciation and amortization	21,780	7	21,720	8
Total operating expense	350,119	106	1,181,641	439
Operating loss	(21,033)	(6)	(912,187)	(339)
Other income (expense):
Interest expense, net	(3,851)	(1)	(2,700)	(1)
Mark-to-market of stock warrants	(1,731)	(1)	11,815	4
Other	(741)	—	(34)	—
Total other expense	(6,323)	(2)	9,081	3
Loss before income taxes	(27,356)	(8)	(903,106)	(335)
Provision for income taxes	(226)	—	—	—
Net loss	(27,582)	(8)	(903,106)	(335)
Net loss attributable to redeemable non-controlling interest	(17,766)	(5)	(748,756)	(278)
Net loss attributable to controlling interest	$(9,816)	(3)%	$(154,350)	(57)%
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 27

Table Contents

	Six Months Ended June 30, 2023	% of Revenue	Six Months Ended June 30, 2022	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$624,320	99%	$536,787	99%
Other patient service revenue	6,843	1	6,211	1
Total operating revenue	631,163	100	542,998	100
Operating expense:
Medical expense	587,841	93	533,269	98
Premium deficiency reserve	3,128	—	(2,814)	(1)
Corporate, general and administrative expense	64,866	10	79,697	15
Sales and marketing expense	1,858	—	2,273	—
Goodwill impairment	—	—	851,456	157
Depreciation and amortization	43,320	7	43,472	8
Total operating expense	701,013	111	1,507,353	278
Operating loss	(69,850)	(11)	(964,355)	(178)
Other income (expense):
Interest expense, net	(7,937)	(1)	(5,455)	(1)
Mark-to-market of stock warrants	(1,082)	—	5,954	1
Other	(645)	—	(40)	—
Total other income (expense)	(9,664)	(2)	459	—
Loss before income taxes	(79,514)	(13)	(963,896)	(178)
Provision for income taxes	(516)	—	—	—
Net loss	(80,030)	(13)	(963,896)	(178)
Net loss attributable to redeemable non-controlling interest	(61,015)	(10)	(798,969)	(147)
Net loss attributable to controlling interest	$(19,015)	(3)%	$(164,927)	(30)%
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Capitated revenue	$325,616	$267,102	$58,514	22%
Other patient service revenue	3,470	2,352	1,118	48%
Total operating revenue	$329,086	$269,454	$59,632	22%
Capitated revenue was $325.6 million for the three months ended June 30, 2023, an increase of $58.5 million, or 22%, compared to capitated revenue of $267.1 million for the three months ended June 30, 2022. This increase was primarily driven by a 19% increase in capitated revenue rates, due to increased premiums from patients with a higher average level of acuity, and 2% increase in the total number of at-risk members from 101,700 at June 30, 2022 to 104,100 at June 30, 2023. Capitated revenue was approximately 99% of total revenue for each of the three months ended June 30, 2023 and 2022.
Other patient service revenue was $3.5 million for the three months ended June 30, 2023, an increase of $1.1 million, or 48%, compared to other patient service revenue of $2.4 million for the three months ended June 30, 2022. Other patient service revenue was approximately 1% of total revenue for each of the three months ended June 30, 2023 and 2022.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 28

Table Contents
Operating Expense
Medical Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Medical expense	$302,271	$267,448	$34,823	13%
Medical expense was $302.3 million for the three months ended June 30, 2023, an increase of $34.8 million, or 13%, compared to medical expense of $267.4 million for the three months ended June 30, 2022. This increase was primarily driven by an increase in the total number of at-risk members year-over-year resulting from our participation in the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model, which began January 1, 2023 and a new health plan contract as of April 1, 2023, partially offset by the termination and conversion of certain health plans from at-risk to upside-only risk.
Premium Deficiency Reserve

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Premium deficiency reserve	$(2,012)	$(1,490)	$(522)	35%
Premium deficiency reserve was a benefit of $2.0 million for the three months ended June 30, 2023, an increase of $0.5 million, or 35%, compared to a benefit of $1.5 million for the three months ended June 30, 2022. The change was due to management’s assessment of expected future losses in 2023.
Corporate, General and Administrative Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Corporate, general and administrative expense	$27,223	$41,099	$(13,876)	(34)%
Corporate, general, and administrative expense was $27.2 million for the three months ended June 30, 2023, a decrease of $13.9 million, or 34%, compared to corporate, general and administrative expense of $41.1 million for the three months ended June 30, 2022. The decrease was primarily due to a $7.0 million decrease in salary and related expense, a $4.2 million decrease in professional fees supporting our operations as a public company, and a $2.7 million decrease in equity-based compensation expense from the prior year quarter.

P3 Health Partners Inc. | Q2 2023 Form 10-Q | 29

Table Contents
Other Income (Expense)

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Other income (expense):
Interest expense, net	$(3,851)	$(2,700)	$(1,151)	43%
Mark-to-market of stock warrants	(1,731)	11,815	(13,546)	(115)%
Other	(741)	(34)	(707)	2,079%
Total other expense	$(6,323)	$9,081	$(15,404)	(170)%
Interest expense, net was $3.9 million for the three months ended June 30, 2023, an increase of $1.2 million, or 42.6%, compared to interest expense of $2.7 million for the three months ended June 30, 2022. This increase was primarily due to interest associated with the Company’s unsecured promissory note issued in December 2022.
Other expense was $0.7 million for the three months ended June 30, 2023, which consisted primarily of a cybersecurity incident loss of $1.0 million offset by an increase in interest income on our notes receivable of $0.2 million.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Capitated revenue	$624,320	$536,787	$87,533	16%
Other patient service revenue	6,843	6,211	632	10%
Total operating revenue	$631,163	$542,998	$88,165	16%
Capitated revenue was $624.3 million for the six months ended June 30, 2023, an increase of $87.5 million, or 16%, compared to capitated revenue of $536.8 million for the six months ended June 30, 2022. This increase was primarily driven by a 14% increase in capitated revenue rates, due to increased premiums from patients with a higher average level of acuity, and a 2% increase in the total number of at-risk members from 101,700 at June 30, 2022 to 104,100 at June 30, 2023. Capitated revenue was approximately 99% of total revenue for each of the six months ended June 30, 2023 and 2022.
Other patient service revenue was $6.8 million for the six months ended June 30, 2023, a increase of $0.6 million, or 10%, compared to other patient service revenue of $6.2 million for the six months ended June 30, 2022. Other patient service revenue was approximately 1% of total revenue for each of the six months ended June 30, 2023 and 2022.
Operating Expense
Medical Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Medical expense	$587,841	$533,269	$54,572	10%
Medical expense was $587.8 million for the six months ended June 30, 2023, an increase of $54.6 million, or 10%, compared to medical expense of $533.3 million for the six months ended June 30, 2022. This increase was primarily driven by an increase in the total number of at-risk members year-over-year resulting from our participation in the ACO REACH Model, which began January 1, 2023, and a new health plan contract as of April 1, 2023, partially offset by the termination and conversion of certain health plans from at-risk to upside-only risk.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 30

Table Contents
Premium Deficiency Reserve

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Premium deficiency reserve	$3,128	$(2,814)	$5,942	211%
Premium deficiency reserve was an expense of $3.1 million for the six months ended June 30, 2023, an increase of $5.9 million, or 211%, compared to a benefit of $2.8 million for the six months ended June 30, 2022. The change was due to management’s assessment of expected future losses in 2023.
Corporate, General and Administrative Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Corporate, general and administrative expense	$64,866	$79,697	$(14,831)	(19)%
Corporate, general, and administrative expense was $64.9 million for the six months ended June 30, 2023, a decrease of $14.8 million, or 19%, compared to corporate, general and administrative expense of $79.7 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease of $13.4 million in equity-based compensation expense.
Other Income (Expense)

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Other income (expense):
Interest expense, net	$(7,937)	$(5,455)	$(2,482)	45%
Mark-to-market of stock warrants	(1,082)	5,954	(7,036)	(118)%
Other	(645)	(40)	(605)	1,513%
Total other income (expense)	$(9,664)	$459	$(10,123)	(2,205)%
Interest expense, net was $7.9 million for the six months ended June 30, 2023, an increase of $2.5 million, or 45.5%, compared to interest expense of $5.5 million for the six months ended June 30, 2022. This increase was primarily due to interest associated with the Company’s unsecured promissory note issued in December 2022.
Other expense was $0.6 million for the six months ended June 30, 2023, which consisted primarily of a cybersecurity incident loss of $1.0 million offset by an increase in interest income on our notes receivable of $0.3 million.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 31

Table Contents
could materially adversely affect our liquidity and financial condition. It is anticipated that the distributions we will receive from P3 LLC may, in certain periods, exceed the actual tax liabilities and obligations to make payments under the TRA.
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the business combinations in the fourth quarter of 2021, private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under our term loan facility. We generate cash from our operations, generally from our contracts with payors. We generate cash primarily from our contracts with payors. As of June 30, 2023, we had cash and restricted cash of $65.5 million.
The Company has experienced losses since its inception and net losses of $27.6 million and $80.0 million for the three and six months ended June 30, 2023, respectively. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last five years and the investments we intend to make in expanding our business, which will require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust our growth trajectory to accommodate our capital needs and look for additional ways to generate cost efficiencies.
March 2023 Private Placement
On April 6, 2023, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated March 30, 2023 with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF”) and our Chief Medical Officer and member of our board of directors, we issued 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 69.2 million shares of our Class A common stock (the “Shares”), (ii) warrants to purchase an aggregate of 59.9 million shares of Class A common stock (the “Common Warrants”), and (iii) pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”) to the Purchasers for aggregate proceeds of approximately $86.6 million, net of offering costs of approximately $2.9 million (collectively, the “March 2023 Private Placement”). See Note 14 “Capitalization” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information about the March 2023 Private Placement.
Term Loan
In November 2020, the Company entered a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of June 30, 2023, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
We are required to remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. In addition, the Term Loan Agreement restricts our ability and the ability of our subsidiaries to, among other things, incur indebtedness and liens. On an annual basis, we must post a minimum amount of annual revenue equal to $525.0 million in 2023; $585.0 million in 2024 and $650.0 million in 2025. The maturity date may be accelerated as a remedy under the certain default provisions in the Term Loan Agreement, or in the event a mandatory prepayment event occurs.
In connection with the issuance of the VGS Promissory Note (defined below) and entry into the Subordination Agreement (defined below), on December 13, 2022, we entered into an amendment to the Term Loan Agreement to permit the issuance of the VGS Promissory Note and the entry into the Subordination Agreement.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 32

Table Contents
VGS Promissory Note
On December 13, 2022, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance an unsecured promissory note ( the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. The maturity date of the VGS Promissory Note is May 19, 2026. As of June 30, 2023, we had $29.1 million of borrowings outstanding under the VGS Promissory Note, and remaining availability under the VGS Promissory Note ended upon termination of the commitment period on February 3, 2023. We paid VGS an up-front fee of 1.5% and will pay a back-end fee at the time the VGS Promissory Note is paid as follows: (i) if paid from July 1, 2023 through December 31, 2023, 6.75% and (ii) if paid on January 1, 2024 or later, 9.0%. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We may elect to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations.
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
As of June 30, 2023, we were in compliance with the covenants under our Term Loan Facility and VGS Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and unsecured promissory note or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 33

Table Contents
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the Business Combinations, we may recognize an estimated liability under the TRA of approximately $530.0 million if all P3 Equityholders redeem or exchange their Common Units for Class A common stock or cash at the earliest possible date permitted under the P3 LLC A&R LLC Agreement and assuming (a) the generation of sufficient future taxable income, (b) a trading price of $10 per share of Class A common stock at the time of the redemption or exchange, (c) a constant corporate combined U.S. federal and state income tax rate of 23.89% and (d) no material changes in tax law. The TRA liability is estimated to be $8.0 million as of June 30, 2023. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of June 30, 2023.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 34

Table Contents
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(52,564)	$(73,088)
Net cash used in investing activities	(1,652)	(1,401)
Net cash provided by (used in) financing activities	101,258	(2,446)
Net change in cash	47,042	(76,935)
Cash at beginning of period	18,457	140,834
Cash at end of period	$65,499	$63,899
Operating Activities
Net cash used in operating activities was $52.6 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $73.1 million for the six months ended June 30, 2022. Significant changes impacting net cash used in operating activities during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 were primarily due to (i) cash sweeps of $14.5 million received in 2023, $12.9 million of which related to dates of service in 2022, (ii) $2.5 million in cash received in 2023 related to the release of indemnity funds previously escrowed as part of an acquisition in a prior year, and (iii) changes in working capital. As previously disclosed, cash sweeps of $12.3 million were received in the comparative period in 2022, but were recognized in 2021 in accordance with our revenue recognition policy resulting from the extended reporting period related to the delayed 2021 audit.
Investing Activities
Net cash used in investing activities was $1.7 million for the six months ended June 30, 2023, consisting of purchases of property and equipment. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2022, primarily consisting of purchases of property and equipment.
Financing Activities
Net cash provided from financing activities was $101.3 million for the six months ended June 30, 2023, consisting of proceeds from the March 2023 Private Placement, net of offering costs, and borrowings on our unsecured promissory note. Net cash provided from financing activities was $2.4 million for the six months ended June 30, 2022, consisting of debt repayments.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 35

Table Contents
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.
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
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting, which continued to exist as of June 30, 2023:
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 36

Table Contents
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
Changes in Internal Control over Financial Reporting
Other than the actions to remediate the material weaknesses in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than the legal proceedings disclosed in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition. There have been no material changes or developments in our legal proceedings during the six months ended June 30, 2023 from those previously disclosed in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as described below.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 37

Table Contents
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
From September 12, 2022 through November 7, 2022, the Court issued a series of Orders ruling on the Defendants’ Motions to Dismiss the Verified Amended Complaint. Such Orders provided for the dismissal with prejudice
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 38

Table Contents
of, among other claims, (i) Hudson’s claim to a Purchase Option and (ii) part of Hudson’s claim to a priority right to cash distributed as a result of the transactions.
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
On November 7, 2022, the Court issued an order denying in part and granting in part the motion to dismiss the breach of fiduciary claims against the officer Defendants, including Mr. Kazarian, Mr. Abdou, Mr. Bacchus, Ms. Glisson, and Ms. Puathasnanon. On November 9, 2022, the Court issued an order denying the motion to dismiss the claim against Mr. Mathur for tortious interference with Hudson’s contract rights. On June 21, 2023, the Court entered a scheduling order for the case, pursuant to which, a five day trial will commence on July 22, 2024. The parties are now currently engaged in discovery on Hudson’s surviving claims.
Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or future results.
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
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 39

Table Contents
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.
There were no unregistered sales of our equity securities during the six months ended June 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 40

Table Contents
Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight, P3 Health Group Holdings, LLC, FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight, Merger Sub and P3.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp. (“Foresight”), FAC merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/3/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/3/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/3/2021
3.2		Bylaws of the Company.	8-K	001-40033	3.2	12/3/2021
4.1		Form of Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.1	4/7/2023
4.2		Form of Pre-Funded Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.2	4/7/2023
10.1		Registration Rights Agreement, dated April 6, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	4/7/2023
10.2		Letter Agreement, dated April 6, 2023, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	4/7/2023
31.1	*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Scheme Document
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 41

Table Contents

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
____________________
*    Filed herewith
**    Furnished herewith
P3 Health Partners Inc. | Q2 2023 Form 10-Q | 42

Table Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2023	P3 Health Partners Inc.

	By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)