Form 10-Q
period 2023-09-30
P3 Health Partners Inc.
filed 2023-11-08
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, the registrant had 115,242,028 shares of Class A common stock, par value $0.0001 and 197,846,771 shares of Class V common stock, par value $0.0001 outstanding.

Table Contents
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
•Intangible assets represent a substantial component of our total assets. If our operating performance falls below projections or if there are material changes to management’s assumptions, we have been and could in the future be required to recognize significant non-cash charges to operating earnings for intangible asset impairment.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 1

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
•We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.
•Developments affecting spending by the healthcare industry could adversely affect our business.
•The factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, as amended by our Form 10-K/A filed with the SEC on May 1, 2023 (as amended, the “2022 Form 10-K”), as updated by Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in our subsequent filings with the SEC).
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 2

Table Contents
PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 3

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$52,562	$17,537
Restricted cash	4,878	920
Health plan receivable, net of allowance for credit losses of $150 and $0, respectively	117,200	72,092
Clinic fees, insurance and other receivable	2,225	7,500
Prepaid expenses and other current assets	2,799	2,643
TOTAL CURRENT ASSETS	179,664	100,692
Property and equipment, net	9,360	8,839
Intangible assets, net	687,875	751,050
Other long-term assets	19,993	15,990
TOTAL ASSETS (1)	$896,892	$876,571
LIABILITIES, MEZZANINE EQUITY and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,630	$11,542
Accrued expenses and other current liabilities	20,957	16,647
Accrued payroll	5,629	8,224
Health plan settlements payable	35,422	13,608
Claims payable	155,497	151,207
Premium deficiency reserve	17,014	26,375
Accrued interest	21,153	14,061
TOTAL CURRENT LIABILITIES	267,302	241,664
Operating lease liability	13,556	11,516
Warrant liabilities	1,844	1,517
Contingent consideration	4,907	4,794
Long-term debt, net	108,252	94,421
TOTAL LIABILITIES (1)	395,861	353,912
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY:
Redeemable non-controlling interest	313,088	516,805
STOCKHOLDERS’ EQUITY:
Class A common stock, $.0001 par value; 800,000 shares authorized; 114,249 shares and 41,579 shares issued and outstanding, respectively	11	4
Class V common stock, $.0001 par value; 205,000 shares authorized; 198,354 shares and 201,592 shares issued and outstanding, respectively	20	20
Additional paid in capital	529,794	315,375
Accumulated deficit	(341,882)	(309,545)
TOTAL STOCKHOLDERS’ EQUITY	187,943	5,854
TOTAL LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY	$896,892	$876,571
____________________
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the P3 LLC’s VIEs totaling $11.1 million and $3.1 million as of September 30, 2023 and December 31, 2022, respectively, and total liabilities of the P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $15.9 million and $9.9 million as of September 30, 2023 and December 31, 2022, respectively. These VIE assets and liabilities do not include $45.9 million and $33.0 million of net amounts due to affiliates as of September 30, 2023 and December 31, 2022, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets. See Note 13 “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 4

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUE:
Capitated revenue	$285,153	$243,988	$909,473	$780,775
Other patient service revenue	3,198	4,272	10,041	10,483
TOTAL OPERATING REVENUE	288,351	248,260	919,514	791,258
OPERATING EXPENSE:
Medical expense	279,220	254,777	867,061	788,046
Premium deficiency reserve	(12,489)	(7,302)	(9,361)	(10,116)
Corporate, general and administrative expense	33,065	37,863	97,931	117,560
Sales and marketing expense	654	1,118	2,512	3,391
Depreciation and amortization	21,721	21,815	65,041	65,287
Goodwill impairment	—	—	—	851,456
TOTAL OPERATING EXPENSE	322,171	308,271	1,023,184	1,815,624
OPERATING LOSS	(33,820)	(60,011)	(103,670)	(1,024,366)
OTHER INCOME (EXPENSE):
Interest expense, net	(4,002)	(2,963)	(11,939)	(8,418)
Mark-to-market of stock warrants	755	(2,568)	(327)	3,386
Other	190	213	(455)	173
TOTAL OTHER EXPENSE	(3,057)	(5,318)	(12,721)	(4,859)
LOSS BEFORE INCOME TAXES	(36,877)	(65,329)	(116,391)	(1,029,225)
PROVISION FOR INCOME TAXES	(412)	—	(928)	—
NET LOSS	(37,289)	(65,329)	(117,319)	(1,029,225)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(23,993)	(54,156)	(85,008)	(853,125)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(13,296)	$(11,173)	$(32,311)	$(176,100)

NET LOSS PER SHARE (Note 9):
Basic	$(0.12)	$(0.27)	$(0.37)	$(4.24)
Diluted	$(0.12)	$(0.27)	$(0.41)	$(4.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	114,198	41,579	88,010	41,579
Diluted	312,679	243,036	288,379	241,263
See accompanying notes to condensed consolidated financial statements.

P3 Health Partners Inc. | Q3 2023 Form 10-Q | 5

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2021	$1,790,617	41,579	$4	196,554	$20	$312,946	$(39,418)	$273,552
Vesting of Class V common stock awards	—	—	—	549	—	—	—	—
Equity-based compensation	11,711	—	—	—	—	—	—	—
Net loss	(50,213)	—	—	—	—	—	(10,577)	(10,577)
STOCKHOLDERS’ EQUITY, March 31, 2022	1,752,115	41,579	4	197,103	20	312,946	(49,995)	262,975
Vesting of Class V common stock awards	—	—	—	4,320	—	—	—	—
Equity-based compensation	3,716	—	—	—	—	—	—	—
Net loss	(748,756)	—	—	—	—	—	(154,350)	(154,350)
STOCKHOLDERS’ EQUITY, June 30, 2022	1,007,075	41,579	4	201,423	20	312,946	(204,345)	108,625
Vesting of Class V common stock awards	—	—	—	107	—	—	—	—
Equity-based compensation	1,784	—	—	—	—	—	—	—
Fair value adjustment to redeemable non-controlling interests	19,375	—	—	—	—	(19,375)	—	(19,375)
Net loss	(54,156)	—	—	—	—	—	(11,174)	(11,174)
STOCKHOLDERS’ EQUITY, September 30, 2022	$974,078	41,579	$4	201,530	$20	$293,571	$(215,519)	$78,076

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2022	$516,805	41,579	$4	201,592	$20	$315,375	$(309,545)	$5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Vesting of Class V common stock awards	—	—	—	275	—	—	—	—
Equity-based compensation	291	—	—	—	—	686	—	686
Net loss	(43,249)	—	—	—	—	—	(9,199)	(9,199)
STOCKHOLDERS’ EQUITY, March 31, 2023	473,723	41,579	4	201,867	20	316,061	(318,770)	(2,685)
Exchanges of redeemable non-controlling interest for Class A common stock	—	3,362	—	(3,362)	—	—	—	—
Equity-based compensation	291	—	—	—	—	740	—	740
Fair value adjustment to redeemable non-controlling interest	330,617	—	—	—	—	(330,617)	—	(330,617)
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(119,630)	—	—	—	—	119,630	—	119,630
Private placement, net of offering costs	—	69,157	7	—	—	86,575	—	86,582
Net loss	(17,766)	—	—	—	—	—	(9,816)	(9,816)
STOCKHOLDERS’ EQUITY, June 30, 2023	667,235	114,098	11	198,505	20	192,389	(328,586)	(136,166)
Exchanges of redeemable non-controlling interest for Class A common stock	—	151	—	(151)	—	—	—	—
Equity-based compensation	105	—	—	—	—	2,146	—	2,146
Restricted stock unit awards issued in satisfaction of executive transaction bonuses	—	—	—	—	—	5,000	—	5,000
Fair value adjustment to redeemable non-controlling interest	(330,617)	—	—	—	—	330,617	—	330,617
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	358	—	—	—	—	(358)	—	(358)
Net loss	(23,993)	—	—	—	—	—	(13,296)	(13,296)
STOCKHOLDERS’ EQUITY, September 30, 2023	$313,088	114,249	$11	198,354	$20	$529,794	$(341,882)	$187,943
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 6

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,319)	$(1,029,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,041	65,287
Equity-based compensation	4,259	17,211
Goodwill impairment	—	851,456
Amortization of original issue discount and debt issuance costs	405	—
Accretion of contingent consideration	113	291
Mark-to-market adjustment of stock warrants	327	(3,386)
Premium deficiency reserve	(9,361)	(10,116)
Changes in assets and liabilities:
Health plan receivable	(45,258)	(31,247)
Clinic fees, insurance, and other receivable	5,275	(1,623)
Prepaid expenses and other current assets	(429)	3,462
Other long-term assets	(1,214)	—
Accounts payable, accrued expenses, and other current liabilities	2,758	4,560
Accrued payroll	2,405	1,054
Health plan settlements payable	21,814	(1,922)
Claims payable	4,290	32,747
Accrued interest	7,092	3,885
Operating lease liability	(348)	3,501
Net cash used in operating activities	(60,150)	(94,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,039)	(2,283)
Acquisitions, net of cash acquired	—	(5,500)
Net cash used in investing activities	(2,039)	(7,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issuance discount	14,101	—
Proceeds from private placement offering, net of offering costs paid	87,244	—
Repayment of short-term and long-term debt	—	(3,625)
Payment of debt issuance costs	(173)	—
Net cash provided by (used in) financing activities	101,172	(3,625)
Net change in cash and restricted cash	38,983	(105,473)
Cash and restricted cash, beginning of period	18,457	140,834
Cash and restricted cash, end of period	$57,440	$35,361
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 7

Table Contents
P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q3 2023 Form 10-Q | 8

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
Note 2: Going Concern and Liquidity
The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $37.3 million and $65.3 million for the three months ended September 30, 2023 and 2022, respectively, and $117.3 million and $1,029.2 million for the nine months ended September 30, 2023 and 2022, respectively. Such losses were primarily the result of goodwill impairment loss with respect to the nine months ended September 30, 2022, net increases in certain noncash expenses including equity-based compensation and mark-to-market adjustments for warrants and premium deficiency reserves, as well as costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of September 30, 2023 and December 31, 2022, the Company had $52.6 million and $17.5 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, its ability to manage medical
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 9

Table Contents
costs, the maturity of its members, and its ability to raise capital. The Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations, and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Management believes the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The consolidated operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
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
As the sole managing member of P3 LLC, P3 has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. Accordingly, P3 identifies itself as the primary beneficiary of P3 LLC and began consolidating P3 LLC as of the Closing Date resulting in a non-controlling interest related to the Common Units held by members other than P3. Additionally, as more fully described in Note 13 “Variable Interest Entities,” P3 LLC is the primary beneficiary of the following physician practices (collectively, the “Network”):
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 10

Table Contents
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, revenue recognition, the liability for unpaid claims, equity-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived assets (including intangibles), fair value of liability classified instruments, and judgments related to deferred income taxes. The Company bases its estimates on the best information available at the time, its experiences, and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within Annual Report on Form 10-K for the year ended December 31, 2022. No changes to significant accounting policies have occurred since December 31, 2022, with the exception of those detailed below.
Revenue Recognition
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Three Months Ended September 30, 2023	% of Total	Three Months Ended September 30, 2022	% of Total
	(dollars in thousands)
Capitated revenue	$285,153	98.9%	$243,988	98.3%
Other patient service revenue:
Clinic fees and insurance	1,246	0.4	1,957	0.8
Care coordination / management fees	1,784	0.6	1,730	0.7
Incentive fees	168	0.1	585	0.2
Total other patient service revenue	3,198	1.1	4,272	1.7
Total revenue	$288,351	100.0%	$248,260	100.0%

Revenue Type	Nine Months Ended September 30, 2023	% of Total	Nine Months Ended September 30, 2022	% of Total
	(dollars in thousands)
Capitated revenue	$909,473	98.9%	$780,775	98.7%
Other patient service revenue:
Clinic fees and insurance	3,890	0.4	4,103	0.5
Shared risk	—	—	55	—
Care coordination / management fees	5,699	0.6	4,413	0.6
Incentive fees	452	0.1	1,912	0.2
Total other patient service revenue	10,041	1.1	10,483	1.3
Total revenue	$919,514	100.0%	$791,258	100.0%
During the three months ended September 30, 2023 and 2022, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 58% and 65% of the Company’s total revenue, respectively. During each of the nine months ended September 30, 2023 and 2022, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 61% and 67% of the Company’s total revenue, respectively. Three health plan
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 11

Table Contents
customers accounted for 10% or more of total health plan receivable each as of September 30, 2023 and December 31, 2022.
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
Note 4: Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)
Accounting Standards Update (“ASU”) 2016-13 introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new current expected credit losses model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaced the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. In April 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-04, which, among other amendments, allowed for certain policy elections and practical expedients related to accrued interest on financial instruments. In May 2019, the FASB issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. In November 2019, the FASB issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. ASU 2016‑13 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 and related amendments as of January 1, 2023 on a modified retrospective basis. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”)
ASU 2023-06 clarifies or improves disclosure and presentation requirements on a variety of topics and aligns the requirements in the FASB accounting standards codification (the “Codification”) with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this update should be applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is evaluating the effect ASU 2023-06 will have on its financial statements and related disclosures.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 12

Table Contents
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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of September 30, 2023	$1,793	$—	$51	$1,844
Warrant liability as of December 31, 2022	$1,477	$—	$40	$1,517
The key Level 3 inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	September 30, 2023	December 31, 2022
Volatility	80.0%	55.0%
Risk-free interest rate	4.8%	4.1%
Exercise price	$11.50	$11.50
Expected term	3.2 years	3.9 years
The following tables set forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$40	$502
Mark-to-market adjustment	11	(280)
Ending balance	$51	$222
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 13

Table Contents
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Leasehold improvements	$1,658	$1,810
Furniture and fixtures	1,164	1,262
Computer equipment and software	3,694	3,206
Medical equipment	1,102	1,067
Software (development in process)	3,877	3,460
Vehicles	654	618
Other	1,557	37
	13,706	11,460
Less: accumulated depreciation	(4,346)	(2,621)
Property and equipment, net	$9,360	$8,839
Total depreciation of property and equipment was $0.5 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $1.8 million for each of the nine months ended September 30, 2023 and 2022.
Note 7: Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	684,000	(125,400)	558,600	684,000	(74,100)	609,900
Trademarks	148,635	(27,866)	120,769	148,635	(16,704)	131,931
Payor contracts	4,700	(823)	3,877	4,700	(470)	4,230
Provider network	4,800	(871)	3,929	4,800	(511)	4,289
Total	$842,835	$(154,960)	$687,875	$842,835	$(91,785)	$751,050
Amortization of intangible assets was $21.1 million for each of the three months ended September 30, 2023 and 2022 and $63.2 million and $63.4 million for the nine months ended September 30, 2023 and 2022, respectively.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 14

Table Contents
Note 8: Debt
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
Unsecured promissory note, interest paid at 14.0%, due May 2026	29,102	15,000
Long-term debt, gross	109,102	95,000
Less: unamortized debt issuance costs and original issue discount	(850)	(579)
	108,252	94,421
Less: current portion of long-term debt	—	—
Long-term debt, net	$108,252	$94,421
The Company was in compliance with its covenants under the term loan facility and the unsecured promissory note as of September 30, 2023; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and the unsecured promissory note or the lenders of any future indebtedness the Company may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 15

Table Contents
Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(13,296)	$(11,173)	$(32,311)	$(176,100)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(13,296)	$(11,173)	$(32,311)	$(176,100)
Effective of dilutive securities:
Shares of Class V common stock	(23,993)	(54,156)	(85,008)	(853,125)
Net loss attributable to Class A common stockholders–diluted	$(37,289)	$(65,329)	$(117,319)	$(1,029,225)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	114,198	41,579	88,010	41,579
Net loss per share attributable to Class A common stockholders–basic	$(0.12)	$(0.27)	$(0.37)	$(4.24)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	114,198	41,579	88,010	41,579
Weighted average effect of dilutive securities:
Shares of Class V common stock	198,481	201,457	200,369	199,684
Weighted average shares outstanding–diluted	312,679	243,036	288,379	241,263
Net loss per share attributable to Class A common stockholders–diluted	$(0.12)	$(0.27)	$(0.41)	$(4.27)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock warrants (1)	81,938	10,819	81,938	10,819
Stock options (1)	5,867	2,134	5,867	2,134
Restricted stock units (1)	4,690	—	4,690	—
Restricted stock awards (1)	250	—	250	—
Shares of Class V common stock (2)	—	494	—	494
Total	92,745	13,447	92,745	13,447
____________________
(1)Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net loss per share.
(2)Shares of Class V common stock at the end of the period, including shares tied to unvested Common Units, are considered potentially dilutive shares of Class A common stock under the application of the if-converted method.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 16

Table Contents
Note 10: Redeemable Non-controlling Interest
Non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by the equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	September 30, 2023		December 31, 2022
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	114,249	36.5%	41,579	17.1%
Non-controlling interest holders’ ownership of Common Units	198,354	63.5%	201,592	82.9%
Total Common Units	312,603	100.0%	243,171	100.0%
During the nine months ended September 30, 2023, there were an aggregate of 3.5 million shares of Class A common stock issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended & Restated Limited Liability Agreement dated as of the Closing Date (“P3 LLC A&R LLC Agreement”). There was no Common Unit exchange or redemption activity during the nine months ended September 30, 2022.
As of September 30, 2023, there was no remeasurement adjustment recorded as the fair value of redeemable non-controlling interest (i.e., based on the five-day volume weighted average price of a share of Class A common stock) was lower than the carrying value. As of September 30, 2022, a remeasurement adjustment of $19.4 million was recorded as the fair value of redeemable non-controlling interest was higher than the carrying value. The offset of the fair value adjustment was recorded to additional paid in capital.
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
Note 12: Commitments and Contingencies
In 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement. In January 2023, the renegotiation was settled and the Company reflected the known settlement of $5.0 million within health plan settlements payable as of December 31, 2022. The remaining settlement balance of $3.5 million is recorded within health plan settlements payable as of September 30, 2023.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 17

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

	September 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Cash	$9,313	$1,759
Clinic fees, insurance and other receivable	201	1,178
Prepaid expenses and other current assets	1,424	121
Property and equipment, net	16	44
Other long-term assets	98	—
Due from consolidated entities of P3	—	3,012
TOTAL ASSETS	$11,052	$6,114
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$5,103	$7,800
Accrued expenses and other current liabilities	916	262
Accrued payroll	2,862	1,885
Claims payable	6,109	—
Other long-term liabilities	886	—
Due to consolidated entities of P3	46,049	36,025
TOTAL LIABILITIES	61,925	45,972
MEMBERS’ DEFICIT	(50,873)	(39,858)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$11,052	$6,114

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$9,024	$13,594	$29,374	$39,463
Expense	11,364	15,732	36,886	46,709
Net loss	$(2,340)	$(2,138)	$(7,512)	$(7,246)
Note 14: Capitalization
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 18

Table Contents
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
Letter Agreement with CPF
On April 6, 2023, in connection with the Purchase Agreement, the Company entered into a letter agreement (the “Letter Agreement”) with CPF, Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”) (on behalf of the funds of which CPF is the general partner, certain funds of which CPF GP III is the general partner) and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”). The Letter Agreement provides, pursuant to certain stipulations, that CPF will be entitled to designate one additional independent member of the Company’s board of directors and that CPF will be entitled to certain information rights and protective provisions. As of the date of the issuance of these condensed consolidated financial statements, CPF has not exercised its right to designate a director under the terms of the Letter Agreement. CPF Parties also agreed to a standstill restriction from the date of the closing of the March 2023 Private Placement to June 30, 2024 that limits the ownership of the CPF Parties to 49.99% of the Company’s Class A common stock and Class V common stock.
RSU Transaction Bonuses
In August 2023, the Company granted an aggregate of 2.5 million restricted stock units (“RSUs”) pursuant to the P3 Health Partners Inc. 2021 Incentive Award Plan to the Company’s Chief Executive Officer and Chief Medical Officer (collectively, the “Executives”) in full satisfaction of the “Second Bonus” earned by each Executive during the year ended December 31, 2022 pursuant to the terms of the Transaction Bonus Agreements, dated May 2022, entered into between each Executive and the Company and P3 Health Group Management, LLC in connection with the consummation of the Business Combinations (together, the “RSU Transaction Bonuses”). The Second Bonus of $5.0 million in the aggregate was recorded within accrued payroll on the condensed consolidated balance sheet as of December 31, 2022. The RSUs were fully vested at the time of grant. The fair value of the RSUs granted was $5.6 million based on the closing price of one share of Class A common stock of $2.22 on the grant date, $0.6 million of which was recorded in equity-based compensation during the three and nine months ended September 30, 2023. Each RSU represents a right to receive one share of Class A common stock. The RSUs will be settled in Class A common stock on the earlier of (i) December 31, 2023 and (ii) the closing of the Company’s first underwritten offering and sale of common stock.
Note 15: Subsequent Events
During October 2023, an aggregate of 0.6 million shares of Class A common stock were issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC A&R LLC Agreement.

P3 Health Partners Inc. | Q3 2023 Form 10-Q | 19

Table Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,700 physicians, in 18 markets (counties) across five states in just over five years of operations as of September 30, 2023. As of September 30, 2023, our PCP network served approximately 105,600 at-risk MA members.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 20

Table Contents
COVID-19 and Macroeconomic Update
There is continued uncertainty about the scope, duration, severity, trajectory, and lasting impact of COVID-19. Due to our recurring contracted revenue model, the COVID-19 pandemic has not historically had a material impact on our revenue. Nearly 99% of the Company’s total revenue during the nine months ended September 30, 2023 is recurring, consisting of fixed monthly PMPM capitation payments received from MA health plans.
Because of the nature of capitation arrangements, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. The full extent to which COVID-19 will directly or indirectly impact our future results of operations and financial condition will depend on multiple factors. Such factors include, but are not limited to, the scope and duration of any future stay-at-home practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these factors, management may not be able to fully estimate the length or severity of the impact of the pandemic on our business. However, management will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity. The long-term medical impact of COVID-19 infections remain a concern that our medical leadership team continues to closely monitor.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 21

Table Contents
across the United States. We look at various factors including: (i) population size, (ii) payor participants and concentration, (iii) health system participants and concentration, and (iv) competitive landscape.
When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we are able to leverage the investments we previously made to have a faster impact on our expanded footprint. As of September 30, 2023, we operate in 18 markets, markets being counties, across five states.
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through September 30, 2023, we experienced a 98% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
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
Effectively Managing Member Medical Expense
Our medical claims expense is our largest expense category, representing 85% of our total operating expenses for the nine months ended September 30, 2023. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 22

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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 23

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
The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(37,289)	$(65,329)	$(117,319)	$(1,029,225)
Interest expense, net	4,002	2,963	11,939	8,418
Depreciation and amortization expense	21,721	21,815	65,041	65,287
Provision for income taxes	412	—	928	—
Mark-to-market of stock warrants	(755)	2,568	327	(3,386)
Premium deficiency reserve	(12,489)	(7,302)	(9,361)	(10,116)
Equity-based compensation	2,251	1,784	4,259	17,211
Transaction and other related costs(1)	—	1,844	70	10,956
Goodwill impairment	—	—	—	851,456
Other(2)	(185)	1,350	2,868	1,499
Adjusted EBITDA loss	$(22,332)	$(40,307)	$(41,248)	$(87,900)
_____________________
(1)Transaction and other related costs during the nine months ended September 30, 2023 consisted of legal fees incurred related to acquisition-related litigation.
(2)Other during the three and nine months ended September 30, 2023 consisted of (i) interest income offset by (ii) cybersecurity incident loss with respect to the nine months ended September 30, 2023, (iii) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans with respect to the nine months ended September 30, 2023, (iv) the disposition of our Pahrump operations, (v) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b) with respect to the nine months ended September 30, 2023, (vi) a legal settlement outside of the ordinary course of business with respect to the nine months ended September 30, 2023, and (vii) valuation allowance on our notes receivable.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 24

Table Contents
The following table presents our medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Capitated revenue	$285,153	$243,988	$909,473	$780,775
Less: medical claims expense	(248,918)	(235,065)	(783,497)	(725,267)
Medical margin	$36,235	$8,923	$125,976	$55,508
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

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$9,131	$(6,517)	$52,453	$3,212
Other patient service revenue	(3,198)	(4,272)	(10,041)	(10,483)
Other medical expense	30,302	19,712	83,564	62,779
Medical margin	$36,235	$8,923	$125,976	$55,508
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 25

Table Contents
The following table presents our gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total operating revenue	$288,351	$248,260	$919,514	$791,258
Less: medical claims expense	(248,918)	(235,065)	(783,497)	(725,267)
Less: other medical expense	(30,302)	(19,712)	(83,564)	(62,779)
Gross profit	$9,131	$(6,517)	$52,453	$3,212
At-Risk Membership
At-risk membership represents the approximate number of Medicare Advantage members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of a particular period. We had 105,600 and 101,000 at-risk members as of September 30, 2023 and 2022, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of a particular period. We had 2,700 and 2,800 primary care physicians as of September 30, 2023 and 2022, respectively.
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
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Platform support costs	$25,932	$30,378	$78,583	$86,321
% of total operating revenue	9%	12%	9%	11%
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
The premiums health plans receive are determined via a competitive bidding process with CMS and are based on the costs of care in local markets and the average utilization of services by patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 26

Table Contents
compiled. As premiums are adjusted via this risk adjustment model (using a Risk Adjustment Factor, “RAF”), our PMPM payments change commensurately with how our contracted Medicare Advantage plans’ premiums change with CMS.
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
Goodwill impairment. During the nine months ended September 30, 2022, we recorded a $851.5 million goodwill impairment charge due to the presence of certain macroeconomic and financial market conditions, industry-specific considerations, our performance, and the sustained decrease in the price of our Class A common stock. We do not have any goodwill as of December 31, 2022.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 27

Table Contents
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 28

Table Contents
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended September 30, 2023	% of Revenue	Three Months Ended September 30, 2022	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$285,153	99%	$243,988	98%
Other patient service revenue	3,198	1	4,272	2
Total operating revenue	288,351	100	248,260	100
Operating expense:
Medical expense	279,220	97	254,777	103
Premium deficiency reserve	(12,489)	(4)	(7,302)	(3)
Corporate, general and administrative expense	33,065	11	37,863	15
Sales and marketing expense	654	—	1,118	—
Depreciation and amortization	21,721	8	21,815	9
Total operating expense	322,171	112	308,271	124
Operating loss	(33,820)	(12)	(60,011)	(24)
Other income (expense):
Interest expense, net	(4,002)	(1)	(2,963)	(1)
Mark-to-market of stock warrants	755	—	(2,568)	(1)
Other	190	—	213	—
Total other expense	(3,057)	(1)	(5,318)	(2)
Loss before income taxes	(36,877)	(13)	(65,329)	(26)
Provision for income taxes	(412)	—	—	—
Net loss	(37,289)	(13)	(65,329)	(26)
Net loss attributable to redeemable non-controlling interest	(23,993)	(8)	(54,156)	(22)
Net loss attributable to controlling interest	$(13,296)	(5)%	$(11,173)	(5)%
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 29

Table Contents

	Nine Months Ended September 30, 2023	% of Revenue	Nine Months Ended September 30, 2022	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$909,473	99%	$780,775	99%
Other patient service revenue	10,041	1	10,483	1
Total operating revenue	919,514	100	791,258	100
Operating expense:
Medical expense	867,061	94	788,046	100
Premium deficiency reserve	(9,361)	(1)	(10,116)	(1)
Corporate, general and administrative expense	97,931	11	117,560	15
Sales and marketing expense	2,512	—	3,391	—
Goodwill impairment	—	—	851,456	108
Depreciation and amortization	65,041	7	65,287	8
Total operating expense	1,023,184	111	1,815,624	229
Operating loss	(103,670)	(11)	(1,024,366)	(129)
Other income (expense):
Interest expense, net	(11,939)	(1)	(8,418)	(1)
Mark-to-market of stock warrants	(327)	—	3,386	—
Other	(455)	—	173	—
Total other income (expense)	(12,721)	(1)	(4,859)	(1)
Loss before income taxes	(116,391)	(13)	(1,029,225)	(130)
Provision for income taxes	(928)	—	—	—
Net loss	(117,319)	(13)	(1,029,225)	(130)
Net loss attributable to redeemable non-controlling interest	(85,008)	(9)	(853,125)	(108)
Net loss attributable to controlling interest	$(32,311)	(4)%	$(176,100)	(22)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Capitated revenue	$285,153	$243,988	$41,165	17%
Other patient service revenue	3,198	4,272	(1,074)	(25)%
Total operating revenue	$288,351	$248,260	$40,091	16%
Capitated revenue was $285.2 million for the three months ended September 30, 2023, an increase of $41.2 million, or 17%, compared to capitated revenue of $244.0 million for the three months ended September 30, 2022. This increase was primarily driven by a 12% increase in capitated revenue rates, due to increased premiums from patients with a higher average level of acuity, and 5% increase in the total number of at-risk members from 101,000 at September 30, 2022 to 105,600 at September 30, 2023, which was in part a result of our participation in the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) model, which began January 1, 2023. Capitated revenue was approximately 99% and 98% of total revenue for the three months ended September 30, 2023 and 2022, respectively.
Other patient service revenue was $3.2 million for the three months ended September 30, 2023, a decrease of $1.1 million, or 25%, compared to other patient service revenue of $4.3 million for the three months ended September 30, 2022. Other patient service revenue was approximately 1% and 2% of total revenue for the three months ended September 30, 2023 and 2022, respectively.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 30

Table Contents
Operating Expense
Medical Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Medical expense	$279,220	$254,777	$24,443	10%
Medical expense was $279.2 million for the three months ended September 30, 2023, an increase of $24.4 million, or 10%, compared to medical expense of $254.8 million for the three months ended September 30, 2022. This increase was primarily driven by an increase in the total number of at-risk members year-over-year resulting from our participation in the ACO REACH Model, which began January 1, 2023 and a new health plan contract as of April 1, 2023, partially offset by the termination and conversion of certain health plans from at-risk to upside-only risk.
Premium Deficiency Reserve

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Premium deficiency reserve	$(12,489)	$(7,302)	$(5,187)	71%
Premium deficiency reserve was a benefit of $12.5 million for the three months ended September 30, 2023, an increase of $5.2 million, or 71%, compared to a benefit of $7.3 million for the three months ended September 30, 2022. The change was due to management’s assessment of expected future losses in 2023.
Corporate, General and Administrative Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Corporate, general and administrative expense	$33,065	$37,863	$(4,798)	(13)%
Corporate, general, and administrative expense was $33.1 million for the three months ended September 30, 2023, a decrease of $4.8 million, or 13%, compared to corporate, general and administrative expense of $37.9 million for the three months ended September 30, 2022. The decrease was primarily due to a $5.3 million decrease in professional fees supporting our operations as a public company.

P3 Health Partners Inc. | Q3 2023 Form 10-Q | 31

Table Contents
Other Income (Expense)

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Other income (expense):
Interest expense, net	$(4,002)	$(2,963)	$(1,039)	35%
Mark-to-market of stock warrants	755	(2,568)	3,323	(129)%
Other	190	213	(23)	(11)%
Total other expense	$(3,057)	$(5,318)	$2,261	(43)%
Interest expense, net was $4.0 million for the three months ended September 30, 2023, an increase of $1.0 million, or 35.1%, compared to interest expense of $3.0 million for the three months ended September 30, 2022. This increase was primarily due to interest associated with the Company’s unsecured promissory note issued in December 2022.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Capitated revenue	$909,473	$780,775	$128,698	16%
Other patient service revenue	10,041	10,483	(442)	(4)%
Total operating revenue	$919,514	$791,258	$128,256	16%
Capitated revenue was $909.5 million for the nine months ended September 30, 2023, an increase of $128.7 million, or 16%, compared to capitated revenue of $780.8 million for the nine months ended September 30, 2022. This increase was primarily driven by a 11% increase in capitated revenue rates, due to increased premiums from patients with a higher average level of acuity, and a 5% increase in the total number of at-risk members from 101,000 at September 30, 2022 to 105,600 at September 30, 2023, which was in part a result of our participation in the ACO REACH model, which began January 1, 2023. Capitated revenue was approximately 99% of total revenue for each of the nine months ended September 30, 2023 and 2022.
Other patient service revenue was $10.0 million for the nine months ended September 30, 2023, a decrease of $0.4 million, or 4%, compared to other patient service revenue of $10.5 million for the nine months ended September 30, 2022. Other patient service revenue was approximately 1% of total revenue for each of the nine months ended September 30, 2023 and 2022.
Operating Expense
Medical Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Medical expense	$867,061	$788,046	$79,015	10%
Medical expense was $867.1 million for the nine months ended September 30, 2023, an increase of $79.0 million, or 10%, compared to medical expense of $788.0 million for the nine months ended September 30, 2022. This increase was primarily driven by an increase in the total number of at-risk members year-over-year resulting from our participation in the ACO REACH Model, which began January 1, 2023, and a new health plan contract as of April 1, 2023, partially offset by the termination and conversion of certain health plans from at-risk to upside-only risk.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 32

Table Contents
Premium Deficiency Reserve

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Premium deficiency reserve	$(9,361)	$(10,116)	$755	7%
Premium deficiency reserve was a benefit of $9.4 million for the nine months ended September 30, 2023, an increase of $0.8 million, or 7%, compared to a benefit of $10.1 million for the nine months ended September 30, 2022. The change was due to management’s assessment of expected future losses in 2023.
Corporate, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Corporate, general and administrative expense	$97,931	$117,560	$(19,629)	(17)%
Corporate, general, and administrative expense was $97.9 million for the nine months ended September 30, 2023, a decrease of $19.6 million, or 17%, compared to corporate, general and administrative expense of $117.6 million for the nine months ended September 30, 2022. The decrease was primarily due to decreases of $13.0 million in equity-based compensation expense, $2.8 million in salary and related expense, and $2.5 million in professional fees supporting our operations as a public company.
Other Income (Expense)

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
		(dollars in thousands)
Other income (expense):
Interest expense, net	$(11,939)	$(8,418)	$(3,521)	42%
Mark-to-market of stock warrants	(327)	3,386	(3,713)	(110)%
Other	(455)	173	(628)	(363)%
Total other income (expense)	$(12,721)	$(4,859)	$(7,862)	162%
Interest expense, net was $11.9 million for the nine months ended September 30, 2023, an increase of $3.5 million, or 41.8%, compared to interest expense of $8.4 million for the nine months ended September 30, 2022. This increase was primarily due to interest associated with the Company’s unsecured promissory note issued in December 2022.
Other expense was $0.5 million for the nine months ended September 30, 2023, which consisted primarily of a cybersecurity incident loss of $1.0 million offset by an increase in interest income on our notes receivable of $0.5 million.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 33

Table Contents
could materially adversely affect our liquidity and financial condition. It is anticipated that the distributions we will receive from P3 LLC may, in certain periods, exceed the actual tax liabilities and obligations to make payments under the TRA.
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the business combinations in the fourth quarter of 2021, private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under our term loan facility. We generate cash from our operations, generally from our contracts with payors. We generate cash primarily from our contracts with payors. As of September 30, 2023, we had cash and restricted cash of $57.4 million.
The Company has experienced losses since its inception and net losses of $37.3 million and $117.3 million for the three and nine months ended September 30, 2023, respectively. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last five years and the investments we intend to make in expanding our business, which will require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust our growth trajectory to accommodate our capital needs and look for additional ways to generate cost efficiencies.
March 2023 Private Placement
On April 6, 2023, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated March 30, 2023 with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF”) and our Chief Medical Officer and member of our board of directors, we issued 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 69.2 million shares of our Class A common stock (the “Shares”), (ii) warrants to purchase an aggregate of 59.9 million shares of Class A common stock (the “Common Warrants”), and (iii) pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”) to the Purchasers for aggregate proceeds of approximately $86.6 million, net of offering costs of approximately $2.9 million (collectively, the “March 2023 Private Placement”). See Note 14 “Capitalization” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information about the March 2023 Private Placement.
Term Loan
In November 2020, the Company entered a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of September 30, 2023, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 34

Table Contents
VGS Promissory Note
On December 13, 2022, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance an unsecured promissory note (the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. The maturity date of the VGS Promissory Note is May 19, 2026. As of September 30, 2023, we had $29.1 million of borrowings outstanding under the VGS Promissory Note, and remaining availability under the VGS Promissory Note ended upon termination of the commitment period on February 3, 2023. We paid VGS an up-front fee of 1.5% and will pay a back-end fee at the time the VGS Promissory Note is paid as follows: (i) if paid from July 1, 2023 through December 31, 2023, 6.75% and (ii) if paid on January 1, 2024 or later, 9.0%. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We may elect to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations.
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
As of September 30, 2023, we were in compliance with the covenants under our Term Loan Facility and VGS Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and unsecured promissory note or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
Repurchase Promissory Note
In June 2019, we issued a share repurchase promissory note to a former equity investor for $15.0 million, which was subsequently amended in November 2020 (as amended, the “Repurchase Promissory Note”). The Repurchase Promissory Note automatically matures and is due and payable on the earlier of June 30, 2026, a change in control transaction, or an underwritten primary public offering, each as defined in the agreement. The Repurchase Promissory Note accrues PIK interest of 11.0% per year. The principal balance, accrued interest, and an exit fee of $0.6 million are due at maturity.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 35

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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the Business Combinations, we may recognize an estimated liability under the TRA of approximately $530.0 million if all P3 Equityholders redeem or exchange their Common Units for Class A common stock or cash at the earliest possible date permitted under the P3 LLC A&R LLC Agreement and assuming (a) the generation of sufficient future taxable income, (b) a trading price of $10 per share of Class A common stock at the time of the redemption or exchange, (c) a constant corporate combined U.S. federal and state income tax rate of 23.89% and (d) no material changes in tax law. The TRA liability is estimated to be $7.5 million as of September 30, 2023. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of September 30, 2023.
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
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our 2022 Form 10-K.
Liquidity and Going Concern
As of the date of this Form 10-Q, we believe that our existing cash resources are not sufficient to support planned operations for at least the next year from the issuance of this Form 10-Q. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are issued. In evaluating our ability to continue as a going concern, we considered our current projections of future cash flows, current financial condition, sources of liquidity, debt obligations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and whether we have the ability to meet our obligations. This evaluation of our cash resources available over the next year from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q does not take into consideration the potential mitigating effect of our ongoing efforts to raise capital or management’s plans that have not been fully implemented or the many factors that determine our capital requirements, including the pace of our growth, ability to manage medical costs and the maturity of our members. We continue to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our Class A common stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms, or potentially at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan. If we are unable to obtain additional funding when needed, we will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations, and future prospects.
The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 36

Table Contents
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(60,150)	$(94,065)
Net cash used in investing activities	(2,039)	(7,783)
Net cash provided by (used in) financing activities	101,172	(3,625)
Net change in cash	38,983	(105,473)
Cash at beginning of period	18,457	140,834
Cash at end of period	$57,440	$35,361
Operating Activities
Net cash used in operating activities was $60.2 million for the nine months ended September 30, 2023, compared to $94.1 million for the nine months ended September 30, 2022. Significant changes impacting net cash used in operating activities during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 were primarily due to (i) cash sweeps of $25.7 million received in 2023, $15.2 million of which related to dates of service in 2022, (ii) $2.5 million in cash received in 2023 related to the release of indemnity funds previously escrowed as part of an acquisition in a prior year, and (iii) changes in working capital. As previously disclosed, cash sweeps of $12.3 million were received in the comparative period in 2022, but were recognized in 2021 in accordance with our revenue recognition policy resulting from the extended reporting period related to the delayed 2021 audit.
Investing Activities
Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2023, consisting of purchases of property and equipment. Net cash used in investing activities was $7.8 million for the nine months ended September 30, 2022, consisting of the acquisition of two medical practices, net of cash acquired, and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $101.2 million for the nine months ended September 30, 2023, primarily consisting of proceeds from the March 2023 Private Placement, net of offering costs, and borrowings on our unsecured promissory note. Net cash used in financing activities was $3.6 million for the nine months ended September 30, 2022, consisting of debt repayments.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expense, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our 2022 Form 10-K.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 37

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.
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
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting, which continued to exist as of September 30, 2023:
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 38

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
Changes in Internal Control over Financial Reporting
Other than the actions to remediate the material weaknesses in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 39

Table Contents
PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than as disclosed below, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition. There have been no material changes or developments in our legal proceedings from those previously disclosed in Part II, Item 1. “Legal Proceedings” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 40

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
Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our 2022 Form 10-K. You should carefully consider the risk factors discussed in our 2022 Form 10-K, which could materially affect our business, financial condition or future results.
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
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 41

Table Contents
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
There were no unregistered sales of our equity securities during the three months ended September 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Not applicable.
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 42

Table Contents
Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight, P3 Health Group Holdings, LLC, FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight, Merger Sub and P3.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp. (“Foresight”), FAC merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/3/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight, the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/3/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/3/2021
3.2		Bylaws of the Company.	8-K	001-40033	3.2	12/3/2021
10.1	*	Transaction Bonus Restricted Stock Unit Agreement by and between Sherif Abdou, M.D. and P3 Health Partners Inc., dated August 4, 2023
10.2	*	Transaction Bonus Restricted Stock Unit Agreement by and between Amir Bacchus, M.D. and P3 Health Partners Inc., dated August 4, 2023
31.1	*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 43

Table Contents

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
____________________
*    Filed herewith
**    Furnished herewith
P3 Health Partners Inc. | Q3 2023 Form 10-Q | 44

Table Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2023	P3 Health Partners Inc.

	By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)