Form 10-K
period 2023-12-31
P3 Health Partners Inc.
filed 2024-03-28
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price on that date as reported by the Nasdaq Stock Market was approximately $116.9 million.
As of March 15, 2024, the registrant had 119,334,054 shares of Class A common stock, par value $0.0001 and 196,569,360 shares of Class V common stock, par value $0.0001 outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
Unless the context otherwise requires, “we,” “us,” “our,” “P3” and the “Company” refer to P3 Health Partners Inc. and its subsidiaries. “Foresight” refers to the Company prior to the closing of the Business Combinations (defined below), and “P3 LLC” refers to the surviving entity of the P3 Merger (defined below), which was renamed P3 Health Group, LLC.
P3 Health Partners Inc. | 2023 Form 10-K | 1

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
•A significant portion of our assets consists of other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
•We rely on our management team and key employees and our business, financial condition, cash flows and results of operations could be harmed if we are unable to retain qualified personnel.
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
•We are dependent on our affiliated professional entities and other physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts.
•Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Developments affecting spending by the healthcare industry could adversely affect our business.
•Our business and operations would suffer in the event of information technology system failures, security breaches, cyberattacks or other deficiencies in cybersecurity.
•Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.
P3 Health Partners Inc. | 2023 Form 10-K | 2

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
•If our arrangements with our affiliated professional entities and other physician partners are found to constitute the improper rendering of medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.
•We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.
•The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.
•Our only significant asset is the ownership of a minority of the economic interest in P3 LLC, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A common stock, par value $0.0001 per share (the “Class A common stock”).
•We will be required to make payments under the Tax Receivable Agreement, dated as of December 3, 2021, by and among P3 LLC and the members of P3 LLC from time to time party thereto (the “Tax Receivable Agreement”) for certain tax benefits we may claim, and the amounts of such payments could be significant.
•Foresight Sponsor Group, LLC (the “Sponsor”) and the Chicago Pacific Founders funds, and their respective affiliates and representatives, non-employee directors and other non-employee stockholders are not limited in their ability to compete with us, and the corporate opportunity provisions in our certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to us, which presents potential conflicts of interest.
•We have identified material weaknesses in our internal control over financial reporting. If we fail to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in the price of our Class A common stock.
•Other risks and uncertainties described in this Form 10-K, including those under Part I, Item 1A. “Risk Factors.”
P3 Health Partners Inc. | 2023 Form 10-K | 3

PART I
Item 1. Business.
Background
We were incorporated in Delaware as Foresight Acquisition Corp. (“Foresight”) on August 20, 2020. On December 3, 2021 (the “Closing Date”), we completed the Business Combinations (defined and discussed more fully below) with P3 Health Group Holdings, LLC, a Delaware limited liability company (“P3 Health Group Holdings”) and we changed our name to P3 Health Partners Inc. Following the Business Combinations, we are organized in an “Up-C” structure, in which P3 Health Partners Inc. is the sole manager of P3 Health Group, LLC and directly owns approximately 37.2% of P3 Health Group, LLC as of December 31, 2023. Substantially all of the Company’s assets are held and operations are conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interests in P3 LLC.
Business Combinations
The Business Combinations were effected pursuant to (1) an agreement and plan of merger, dated as of May 25, 2021 (as amended, the “Merger Agreement”), by and among Foresight, P3 Health Group Holdings and Merger Sub, and (2) the transaction and combination agreement, dated as of May 25, 2021 (as amended, the “Transaction and Combination Agreement”), by and among Foresight, the Merger Corps, the Blockers, and the Blocker sellers (each term as defined in the Transaction and Combination Agreement), pursuant to which, among other things, P3 Health Group Holdings merged with and into Merger Sub (the “P3 Merger”), with Merger Sub as the surviving company, which was renamed P3 LLC, and the Merger Corps merged with and into the Blockers, with the Blockers as the surviving entities and wholly owned subsidiaries of Foresight (collectively, the “Business Combinations”).
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
As fellow healthcare professionals, we understand the challenges physicians face when providing VBC. We have leveraged that expertise to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient centricity, 2) physician leadership, and 3) our delegated/integrated care model. Tactically, we typically leverage the community’s existing healthcare infrastructure to build a strong network of local physicians. We primarily contract with local physicians to enter the P3 network using an affiliate model, rather than building and staffing our own clinics or acquiring individual practices. By doing so, we preserve the existing patient-physician relationship, allow physicians to maintain their independence and have a built-in patient panel on Day 1. We then align physician incentives and provide our team tools and technology to support our physician partners in a VBC system and care for the patients we have the honor and privilege to serve together. These affiliated physicians provided care to approximately 99% of our primary care physicians as of December 31, 2023. We augment these affiliate partnerships with employed Primary Care Physicians (“PCPs,”), P3 operated clinics, and wellness centers. Furthermore, unlike our peers, we offer a broad delegated care model in which we take on the responsibility to reshape the local healthcare market to provide high quality care for patients throughout the care continuum.
We operate in the $944 billion Medicare market, which covers approximately 66 million eligible lives as of October 2023. Our core focus is the MA market, which makes up approximately 51% of the overall Medicare market, or nearly 31 million Medicare eligible lives in 2023. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the CMS to provide a defined range of healthcare services that are comparable to Medicare fee-for-service (“FFS”), which is also referred to as “traditional Medicare.”
In MA, the Centers for Medicare & Medicaid Services (“CMS”) pays health plans a monthly sum per member to manage all health expenses of a participating member. Our platform focuses on Medicare Advantage and manages the needs of our members through subscription-like per-member-per-month (“PMPM”) arrangements with health plans or payors. From there, the economics of our care model are further impacted by our ability to drive total cost of care savings
P3 Health Partners Inc. | 2023 Form 10-K | 4

and bend the cost curve. Our model allows us to “do well” while also “doing good.” We contract with health plans to provide capitated care services with respect to certain of their MA members. Our contracts with four health plans to provide capitated care services for their members collectively accounted for approximately 60% and 67% of our capitated revenue for the years ended December 31, 2023 and 2022, respectively.
The U.S. healthcare system is ripe for change and disruption, and we believe that the P3 Care Model is distinctly situated to address several pain points, including:
•Unsustainable and rising healthcare costs. The United States spent $4.5 trillion, representing 17.3% of GDP, on healthcare in 2022. National health expenditures are projected to grow 5.4% per year from 2022 to 2031, according to CMS. While representing only 17% of the United States population, the 65 and older age group accounted for 21% of all healthcare spending in 2022, with an average spend of approximately $13,000 per person. This segment is growing faster than the rest of the population and is projected to reach 22% of the United States population by 2050. Healthcare expenditures are particularly concentrated in this age group in large part due to the high rate of chronic conditions. Rising healthcare costs disproportionately impact low- and middle-income seniors, who often embrace Medicare Advantage plans. This is our area of focus given we believe we can have the greatest clinical and financial impact on this population. Improved care management of seniors is critical to reducing the rapid growth in U.S. healthcare spending.
•Inadequate access to primary care and PCP shortages. The current FFS reimbursement model leads to relatively lower pay for PCPs as well as fewer quality touchpoints with patients. We believe that factors like these directly contribute to fewer physicians considering entering, or staying in, the field of primary care.
•Sub-optimal quality of care and sub-optimal clinical outcomes.
•PCP burnout and dissatisfaction. The traditional FFS model values quantity over quality, which has been shown to lead to physician burnout and jeopardizes the long-term sustainability of the independent primary care business model. According to a 2023 Physicians Foundation report, six in 10 physicians show signs of burnout, compared to four in 10 in 2018. In addition, as average reimbursement rates decline in an FFS model, physicians would need to continually increase the number of patients seen to sustain their practice.
•Difficulty in maintaining PCP independence. Small physician practices deliver the majority of care in the U.S.—with 51.8% of physicians working in practices with 10 or fewer physicians, per a 2023 American Medical Association report. That report also found that 46.7% of PCPs worked in a practice that was wholly owned by physicians (e.g., private practice) representing a continued decline since 2020 (49.1%), the first year in which the share of physicians in private practice became a minority. In our experience, physicians who have chosen to work at smaller practices throughout their careers tend to do so because they value their independence. Given the increasingly significant financial and administrative burdens, these physicians are generally unable to maintain independence while effectively transitioning to a VBC model. We believe that allowing them to maintain their independence increases their engagement with population health management practices, which is key to transforming the healthcare system.
•Limited collaboration between PCPs and payors. Over the years, we have seen that payors recognize the importance of PCPs in directing and managing total cost of care. Payors have attempted to increase their proximity to primary care physicians through acquisitions and investments in care delivery services and technologies. However, a payor’s ability to impact physician workflows continues to be structurally limited by the multi-payor nature of most physician practices. This makes it challenging for any single payor to achieve the level of integration we believe is needed to improve clinical engagement and effectively manage healthcare costs. We believe this creates significant opportunity for a platform to partner directly and create alignment between payors and physicians.
We aim to overcome these hurdles with a differentiated model that we believe is an attractive option for patients, physicians and payors. P3 honors the existing social and moral contract between patients and their PCPs, partnering with local physicians using an affiliate model. We risk-stratify our patients to help our physician partners prioritize care for those who need it the most. We also provide care teams to serve as an extension of the physician’s practice. These teams provide wraparound services to our patients and collaborate with the patients’ caregivers to ensure patients have the tools to successfully navigate their healthcare journey across the care continuum. We have made significant investments in technology to customize patient care management plans. Taken as a whole, our P3 Care Model helps facilitate enhanced
P3 Health Partners Inc. | 2023 Form 10-K | 5

clinical outcomes for our key stakeholders, resulting in a 98% physician retention rate from 2018 through December 31, 2023.
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
Medicare Advantage has been well received since it was introduced, with penetration among Medicare beneficiaries increasing from 19% in 2007 to 51% in 2023 and is projected to increase to 62% by 2033. This trend reflects the understanding that Medicare Advantage plans are financially and clinically valuable to Medicare eligible patients.
Our Market Opportunity
We believe there is significant white space opportunity. As of December 31, 2023, we have contracted with 2,750 primary care physicians. This represents less than 1% of the total number of PCPs in the U.S. of approximately 520,000. The industry is primed for a platform like ours, which allows physicians to remain independent while accessing financial resources and infrastructure to support a VBC model.
We believe our total addressable market is represented by the approximately 66 million Americans (approximately 17% of the total population) who were enrolled in either traditional Medicare or Medicare Advantage nationally in 2023, which represented $944 billion of annual spend. Within this, we believe our core addressable market to be the Medicare Advantage market, specifically within moderate-to-highly populated Medicare Advantage eligible dense counties, which we define as having greater than 10,000 Medicare eligible lives. By multiplying these approximately 31 million Medicare Advantage members by an average $1,000 per member per month spend, we estimate this represents a core addressable market size of over $300 billion.
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
P3 Health Partners Inc. | 2023 Form 10-K | 6

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
Aligned incentives. Our model properly aligns physicians’ incentives with clinical outcomes, designed so that patients receive the optimal care they deserve. To do this, we offer several types of incentive-based payments to our affiliated physicians. First, as physicians join our network, we continue to pay them on an FFS basis per visit, or structure a contract to offer a monthly, fixed, capitated payment for each patient paneled to their practice. Additionally, we provide quality incentive payments to our physician partners as they close quality gaps in care, enable patient access and improve documentation. Finally, as improved clinical outcomes result in reduced medical costs, we share the savings between P3 and our physician partners. These contracts were built with the physician in mind, which is reflected in our results—a 98% physician retention rate from 2018 through December 31, 2023. Aligning physician incentives with performance on growth, quality, patient disease documentation, and medical expense creates better economics within their practices.
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
P3 Health Partners Inc. | 2023 Form 10-K | 7

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
P3 Health Partners Inc. | 2023 Form 10-K | 8

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
Patients
Our P3 Care Model of partnering with local physicians allows patients to maintain their relationship with their existing physicians. We believe this is key to delivering stronger clinical outcomes and support for our patients. Our model deploys care teams for each individual patient to assist in the continuity and coordination of care. This support allows for seamless interactions across multiple physicians and various care settings. Connectivity reduces the risk of unnecessary progression of disease or downstream care, which is evident in our results.
Physicians
We believe our model supports and empowers physicians, care teams, and practices in their transition from a traditional FFS model to a VBC model. Importantly, we enable physicians to implement VBC protocols while maintaining their independence. Additionally, our P3 Care Model leverages an innovative technology suite that provides physicians with the tools to drive better clinical outcomes. Enabling physicians to own much of this process also allows for improved personal satisfaction on their journey to VBC, resulting in our 98% physician retention rate from 2018 through December 31, 2023 on our network of approximately 2,750 physicians as of December 31, 2023.
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
Rapidly scalable, capital efficient model
We have demonstrated the rapid scalability of our model with organic average annual revenue growth of 84% from 2018 to 2023. This is in part due to the capital efficiency of our affiliate model and in part due to our ability to grow through multiple channels. Because we primarily partner with physicians and physician groups or payors, we do not need to build brick and mortar clinics or acquire practices to enter a new market; therefore, we require less upfront capital to enter a market and can take the time to establish a market presence and build patient recognition and familiarity as well as other relationships before investing significant funds. While many of our competitors employ the buy / build or joint-venture partnership model, our approach has a minimal “ramp-up” period and thus a faster expected near-term path to profitability. Furthermore, our ability to effectively leverage existing physician bases across the U.S. accelerates our speed to scale.
Highly experienced management team
Our management team has extensive experience in population health management, the MA space, and leading the transition to VBC throughout the United States.
P3 Health Partners Inc. | 2023 Form 10-K | 9

Our executive team has worked hard to build cultural alignment around our vision to transform healthcare. Our vision and values are designed to permeate throughout our organization and to be embraced by our employees and partners. Furthermore, our executive team has been thoughtful and strategic about fostering a culture of mentorship to pass on their extensive industry knowledge to future P3 leaders.
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
P3 Health Partners Inc. | 2023 Form 10-K | 10

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
See the section titled “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.”
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
Human Capital
As of December 31, 2023, we had approximately 400 full-time employees. We consider our relationship with our employees to be good. None of our employees are currently represented by a labor union or party to a collective bargaining agreement.
Our human capital resources objectives include sourcing, recruiting, developing, retaining, rewarding, recognizing and integrating our existing and prospective employees. We recognize that attracting, motivating and retaining skilled and purpose-driven talent from all backgrounds at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to protect the long-term interests of our stakeholders and stockholders. We invest in our employees through what we consider to be high-quality benefits, various health and wellness initiatives, and
P3 Health Partners Inc. | 2023 Form 10-K | 11

social events that bring our employees together to support the communities in which we live and work. We believe we offer competitive compensation packages and work to ensure fairness in internal compensation practices.
People join P3 because of our mission: to ensure providers and their patients get the healthcare they deserve. Together with our employees and physician partners, we have defined our core values as:
•People: Our attitude is respecting and valuing everyone. Our community is strong and safe. We are “family” and we take care of each other with the same intensity as we take care of our patients.
•Passion: Our heart is our patients. Our soul is our clinicians. Our strength is our people and culture.
•Purpose: Our core is fixing health care. Our mindset is disciplined purposeful growth.
Our human capital efforts are supported by our dedicated human resources team. This team supports the business in identifying and recruiting top talent, supporting the onboarding of new hires through an employee orientation program, providing a structured approach to performance management that allows leaders and employees to collaborate to set organizational goals, chart plans, and assign targets such that it becomes a systematic process to achieving goals and objectives and having productive conversations about performance outcomes and career development. Our talent management framework is designed to help us meet the human capital and business needs within the organization. From identification of critical roles to succession planning and retention management practices, the team provides resources and tools, and leads the processes and experiences to help us successfully execute on our talent management strategy.
Our efforts to promote a positive employee experience and foster an inclusive culture are further supported and enhanced by local and national in-person and virtual events, including town halls, in-office celebrations and employee activity committees. We have also developed a taskforce that seeks to drive diversity and inclusion efforts, including employee focus groups to encourage participation across the organization.
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
P3 Health Partners Inc. | 2023 Form 10-K | 12

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
P3 Health Partners Inc. | 2023 Form 10-K | 13

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
P3 Health Partners Inc. | 2023 Form 10-K | 14

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through the first six months of fiscal year 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
P3 Health Partners Inc. | 2023 Form 10-K | 15

Data Privacy and Security Laws
We are subject to a number of federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information, including health information privacy and security laws, data breach notification laws, and consumer protection laws and regulations.
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
Available Information
We were incorporated under the laws of the State of Delaware on August 20, 2020 under the name Foresight Acquisition Corp. Upon the closing of the Business Combinations, we changed our name to P3 Health Partners Inc. Our principal executive offices are located at 2370 Corporate Circle, Suite 300, Henderson, NV 89074 and our telephone number is (702) 910-3950. Our website is www.p3hp.org. Under the investor relations page of the Company’s website,
P3 Health Partners Inc. | 2023 Form 10-K | 16

ir.p3hp.org, we make available free of charge a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements on Schedule 14A and any amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A. Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.
Risks Related to Our Business and Financial Results
Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.
As of December 31, 2023, we had $36.3 million in cash available to fund future operations. Without additional funding, management believes that our existing cash resources are not sufficient to support planned operations for at least the next year from the issuance of the consolidated financial statements contained elsewhere in this Form 10-K. Based on their assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Our ability to continue as a going concern may depend on our ability to obtain additional capital. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing, and/or equity financing to supplement the Company’s capitalization and liquidity. Our ability to obtain financing on reasonable terms is subject to factors beyond the Company’s control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing and there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If we are unable to raise additional capital or generate cash flows necessary to fund our operations, we may not be able to compete successfully and may need to scale back, discontinue, or cease certain operations, which would harm our business, financial condition, and results of operations.
Risks Related to Our Operating History and Early Stage of Growth
We have a history of net losses. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
For the year ended December 31, 2023, we incurred net losses of $186.4 million. As of December 31, 2023, we had an accumulated deficit of $367.3 million. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan. We expect that our operating expenses will continue to increase as we grow our business, build relationships with physician partners and payors, develop new services and comply with the requirements associated with being a public company. Since our inception, we have financed our operations primarily through cash we obtained as a result of the Business Combinations, private placements of equity securities, issuances of promissory notes, payments received from various payors and borrowings under the Term Loan Facility (as defined herein). We may not succeed in sufficiently increasing our revenue to offset these expenses. Consequently, we may not be able to achieve and maintain profitability for the current or any future fiscal year. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
P3 Health Partners Inc. | 2023 Form 10-K | 17

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
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•our ability to effectively manage medical expense amounts;
•the cost of expanding our operations, including our geographic scope, and our offerings, including our marketing efforts;
•our rate of progress in launching, commercializing and establishing adoption of our services; and
•the effect of competing technological and market developments.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a securityholder. For example, in April 2023, we sold an aggregate of approximately 69.2 million shares of our Class A common stock, warrants to purchase an aggregate of approximately 59.9 million shares of Class A common stock (the “Common Warrants”), and pre-funded warrants to purchase an aggregate of approximately 10.8 million shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”) in a private placement to certain purchasers, which included certain affiliated entities of Chicago Pacific Founders GP, L.P. (“CPF”) and our Chief Medical Officer and member of our board of directors. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and these forms of financing may have rights, preferences, and privileges senior to those of holders of our common stock. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, or future revenue streams or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance development activities. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development efforts.
P3 Health Partners Inc. | 2023 Form 10-K | 18

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
Our business and the markets in which we operate are new and rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:
•attract new members and partner physicians to our platform and position our platform as a convenient and accepted way to access and deliver healthcare;
•retain our current members, affiliated professional entities and other physician partners and encourage them to continue to utilize our platform and services;
•gain market acceptance of our services and products with members and physicians and maintain and expand such relationships;
•comply with existing and new laws and regulations applicable to our business and in our industry;
•anticipate and respond to changes in Medicare reimbursement rates and the markets in which we operate;
•react to challenges from existing and new competitors;
•maintain and enhance our reputation and brand;
•effectively manage our growth and business operations, including new geographies;
•forecast our revenue, which includes reimbursements, and budget for, and manage, our expenses, including our medical expense amounts, and capital expenditures;
•hire and retain talented individuals at all levels of our organization;
•maintain and improve the infrastructure underlying our platform, including our data protection, intellectual property and cybersecurity; and
•successfully update our platform and services, including expanding our services into different healthcare products and services, develop and update our software, offerings and services to benefit our members.
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
P3 Health Partners Inc. | 2023 Form 10-K | 19

We may not be able to maintain compliance with our debt covenants in the future which could result in an event of default.
Our Term Loan Facility (as defined herein) with CRG Partners (the “Lender”), the VGS Promissory Note and the VGS 2 Promissory Note (each as defined herein) contain affirmative and negative covenants which, among other things, require us to maintain minimum liquidity and annual minimum revenue levels that increase over time and restrict P3 LLC’s ability and the ability of its subsidiaries from, among other things, incurring certain indebtedness and liens, and making certain restricted payments. If we breach these or other financial covenants and fail to secure a waiver or forbearance from the lenders, such breach or failure could result in an event of default and accelerate the repayment of the outstanding or the exercise of other rights or remedies that our lenders may have under applicable law. As of December 31, 2023, we were not in compliance with its Term Loan Facility and VGS Promissory Note covenants related to issuance of the 2023 financial statements with an audit opinion free of a “going concern” qualification. The Term Loan Facility and VGS Promissory Note lenders have granted us a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2023. We were in compliance with all other covenants under the Term Loan Facility and VGS Promissory Note as of December 31, 2023; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility, VGS Promissory Note or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
We may not recognize the anticipated benefits of recent and future acquisitions and any such acquisitions could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
The anticipated benefits of the Company’s Business Combinations, other acquisitions, and any future acquisitions may not be realized fully, or at all, and may take longer to realize than expected. Anticipated benefits of any acquisition may be affected by, among other things, competition and our ability to grow and manage growth profitably. Further, we may not be able to continue the operational success or successfully finance or integrate any businesses that we acquire. The integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition we make will not have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our assets consists of other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
As of December 31, 2023, the net carrying value of other intangible assets represented $666.7 million, or 77% of our total assets. Indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Definite-lived intangible assets totaling $666.0 million are amortized over 10 years.
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
Risks Related to Our Business and Industry
COVID-19 has impacted, and may, along with future pandemics or epidemics, continue to impact, our operations and may materially and adversely affect our business and financial results.
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
P3 Health Partners Inc. | 2023 Form 10-K | 20

Due to COVID-19 or another pandemic or public health emergency, we have not been able to and in the future may not be able to document the health conditions of our members as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual member. Payers with higher acuity members receive more, and those with lower acuity members receive less. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Medicare is now allowing documentation for conditions identified during video visits with patients. However, given the disruption caused by COVID-19, it is unclear whether we will be able to document the health conditions of our members as comprehensively as we did before COVID-19, which may adversely impact our revenue in future periods.
Due to our recurring contracted revenue model, COVID-19 has not historically had a material impact on our revenue. Nearly 99% of our total revenue during the years ended December 31, 2023 and 2022 is recurring, consisting of fixed per member per month capitation payments received from MA health plans. Because of the nature of capitation arrangements, the full impact of the COVID-19 may not be fully reflected in our results of operations and overall financial condition until future periods.
To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to the fact that our platform and the other systems or networks used in our business may experience an increase in attempted cyberattacks or targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business, including but not limited to increased expenses incurred to improve our security controls and to remediate security vulnerabilities.
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
Competition for qualified personnel in our industry is intense due to the limited number of individuals who possess the required skills and experience. In particular, we face substantial competition for physicians and other healthcare providers. As a result, as we continue to grow and enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills. We continued to experience labor shortages in 2023. A number of factors have and may in the future adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations. In addition, we have experienced high employee turnover and expect to continue to experience high employee turnover in the future. New hires require significant training and, in most cases, take significant time before such personnel achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business, financial condition, cash flows and results of operations will be harmed.
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
P3 Health Partners Inc. | 2023 Form 10-K | 21

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
Further, our growth to date has increased the significant demands on our management, operational and financial systems, infrastructure and human and capital resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business, financial condition, cash flows and results of operations could be harmed.
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
P3 Health Partners Inc. | 2023 Form 10-K | 22

Additional factors that could affect our ability to sell products and services include, but are not limited to:
•price, performance and functionality of our solution;
•availability, price, performance and functionality of competing solutions;
•our ability to develop and sell complementary services;
•stability, performance and security of our hosting infrastructure and hosting services; and
•changes in healthcare laws, regulations or trends.
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
We often do not have access to reliable historical data regarding the size, revenue or medical expense levels of our target geographies or potential physician partners. As a result, our market opportunity estimates and financial forecasts developed as we enter into a new geography, are subject to significant uncertainty, and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K and our other public disclosures relating to the size and expected growth of the market for our services and the estimates of our market opportunity may prove to be inaccurate.
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
Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the medical expenses of patients may be outside of our affiliated providers’ control in the event that patients take certain actions that increase such expenses, such as unnecessary hospital visits. Numerous factors impact our ability to accurately estimate and control our medical expenses, many of which are not within our control. Factors that may cause medical expenses to exceed estimates include:
•the health status of our members;
•higher levels of hospitalization among our members;
•higher than expected utilization of new or existing healthcare services or technologies;
•an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to specialist physicians, hospitals and ancillary providers;
•changes in the demographics of our members and medical trends;
•contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;
P3 Health Partners Inc. | 2023 Form 10-K | 23

•the occurrence of catastrophes, major epidemics or pandemics, including COVID-19 and any variants thereof, or acts of terrorism; and
•the reduction of health plan premiums.
Additionally, fluctuations in the magnitude of the hospital and physician network, including the discontinuation of a hospital or specialty or ancillary physician’s participation in our payors’ provider network, could adversely impact our business, financial condition, cash flows, and results of operations. If we underestimate or do not correctly predict the cost of the care our affiliated providers furnish to patients, we might be underpaid for the care that must be provided to patients, which could have a negative impact on our results of operations and financial condition.
We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays, uncertainties and disagreements regarding the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.
The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to patients, we may from time to time experience delays in receiving the associated capitation payments or, for patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, or additional supporting documentation is necessary. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further reduce, complicate or delay our reimbursement claims. Further, the Medicare program and its reimbursement rates and rules, upon which many third-party payors base their reimbursement rate, are subject to frequent change. Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to MA reimbursement levels may have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays, uncertainties and disagreements regarding the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing and other costs related to resolving disagreements or uncertainties. For example, in July 2021, a discrepancy was identified in the service agreement with one of our health plans in the way the revenue of Medicare Part C and Medicare Part D was being calculated compared to the definitions of “revenue” under the service agreement. This discrepancy resulted in a contract dispute and a renegotiation of the service agreement. In January 2023, the renegotiation was settled and we reflected the known settlement of $5.0 million within health plan settlements payable on our consolidated balance sheet as of December 31, 2022. The remaining settlement balance of $3.0 million is recorded within health plan settlements payable on our consolidated balance sheet as of December 31, 2023. See Note 20 “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Form 10-K for additional information on the impact of this discrepancy.
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
In response to the COVID-19 pandemic, the CMS, the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare pays for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, was also relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.
P3 Health Partners Inc. | 2023 Form 10-K | 24

The termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or nonrenewal of our contracts with those plans, could have a material adverse effect on our revenue and operations.
We contract with health plans to provide capitated care services with respect to certain of their MA members. Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Our contracts with four health plans to provide capitated care services for their members collectively accounted for approximately 60% and 67% of our capitated revenue for the years ended December 31, 2023 and 2022, respectively. If a plan with which we contract for these services loses its MA contracts with CMS, receives reduced or insufficient government reimbursement under the MA program, decides to discontinue its MA and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, certain patients covered by such plans may choose to shift to another PCP within their health plan’s network. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as Centene Corporation, Atrio Health Plans, United Healthcare and Aetna, with respect to their MA members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business.
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
P3 Health Partners Inc. | 2023 Form 10-K | 25

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
P3 Health Partners Inc. | 2023 Form 10-K | 26

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
Our business success depends on our ability to attract and retain members, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:
•create greater awareness of our brand;
•identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
•determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
•effectively manage marketing costs (including creative and media) to maintain acceptable consumer acquisition costs;
•select the most effective markets, media and specific media vehicles in which to advertise; and
•convert consumer inquiries into clients and members.
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
The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:
•government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•consolidation of healthcare industry participants;
•reductions in government funding for healthcare; and
•adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.
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
P3 Health Partners Inc. | 2023 Form 10-K | 27

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
The 21st Century Cures Act (the “Cures Act”), which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the HHS, Office of the National Coordinator for Health Information Technology, (“ONC”), and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces that connect to provider electronic health record systems. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information (“EHI”), also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In June 2023, the HHS Office of Inspector General (“OIG”) published its final rule implementing the statutory penalties for information blocking, which are up to $1 million per violation. Enforcement of information blocking penalties began on September 1, 2023. Further, in December 2023, ONC finalized its rule titled Health Data, Technology, and Interoperability: Certification Program Updates, Algorithm Transparency, and Information Sharing (“HTI-1 Final Rule”). Among other things, the HTI-1 Final Rule narrows the scope of entities that qualify as certified health IT developers, makes updates to its Health IT Certification Program requirements, a voluntary program for certifying health IT, and modifies the information blocking exceptions. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
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
In the ordinary course of our business, we, our affiliated professional entities or other physician partners collect and store sensitive data, including personal information, protected health information (“PHI”), intellectual property and proprietary business information owned or controlled by us or our employees, members and other parties (collectively, “Confidential Information”). We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to provide and manage parts of our information technology systems, including our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial
P3 Health Partners Inc. | 2023 Form 10-K | 28

information and business and financial information. We face a number of risks with respect to the protection of this Confidential Information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of being unable to adequately monitor and audit and modify our controls over our Confidential Information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. A breach or failure of our or our third-party vendors’ or subcontractors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, computer viruses, cyberattacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. If these third-party vendors or subcontractors fail to protect their information technology systems and our Confidential Information, we may be vulnerable to disruptions in service and unauthorized access to our Confidential Information and we could incur liability and reputational damage.
The secure processing, storage, maintenance and transmission of information are vital to our operations and business strategy, and we devote significant resources to protecting such Confidential Information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable. We have in the past experienced, low-threat attacks by hackers or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. For example, in April 2023 we were the target of a type of wire transfer fraud known as business email compromise (“BEC”) scam. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. While this fraud did not cause material losses to us, it reflects that we, like any company, are always at risk of being targeted for a cyberattack.
Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures against hacking, phishing, spoofing, BEC, employee error or manipulation, or other similar adverse events. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Any such breach or interruption could compromise our networks and the Confidential Information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Our information systems must also be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyberattackers exploit these known vulnerabilities before they have been addressed.
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
P3 Health Partners Inc. | 2023 Form 10-K | 29

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
The Federal Trade Commission (the “FTC”) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. We expect even greater scrutiny by federal and state regulators, partners, and consumers of our collection, use and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal information, through websites or otherwise, and to regulate the presentation of website content.
Further, certain states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Further, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. California’s Confidentiality of Medical Information Act (the “CMIA”) places restrictions on the use and disclosure of health information, including PHI, and other personal information, and can impose a significant compliance obligation. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA. In the event that we are subject to
P3 Health Partners Inc. | 2023 Form 10-K | 30

or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Washington State also enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Nevada has also passed a similar consumer health data law, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws.
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
P3 Health Partners Inc. | 2023 Form 10-K | 31

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
Our quarterly results of operations, including our revenue, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:
•our ability to maintain and grow the number of members on our platform;
•the demand for and types of services that are offered on our platform by providers;
•the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•our ability to effectively manage the size and composition of our network of healthcare providers relative to the level of demand for services from our members and our clients’ members and patients;
•our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;
•client and member renewal rates and the timing and terms of client and member renewals;
•changes to our pricing model;
•our ability to introduce new features and services and enhance our existing platform and our ability to generate significant revenue from new features and services;
•the impact of outages of our platform and associated reputational harm;
•security or data privacy breaches and associated remediation costs;
•the timing of expenses related to the development or acquisition of technologies or businesses; and
•the COVID-19 pandemic or other pandemics.
Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class A common stock and publicly traded warrants.
P3 Health Partners Inc. | 2023 Form 10-K | 32

Our only significant asset is the ownership of a minority of the economic interest in P3 LLC, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A common stock.
We have no direct operations and no significant assets other than the ownership of a minority of the economic interests in P3 LLC. As of December 31, 2023, we owned approximately 37.2% of the economic interests in P3 LLC. We depend on P3 LLC and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including to satisfy our obligations under the Tax Receivable Agreement, or to pay any dividends with respect to our Class A Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of P3 LLC and its subsidiaries may limit our ability to obtain cash from P3 LLC. The earnings from, or other available assets of, P3 LLC and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations, including our obligations under the Tax Receivable Agreement, or pay any dividends on our Class A common stock should we decide to do so. P3 LLC will be classified as a partnership for U.S. federal income tax purposes and, as such, will generally not be subject to entity level U.S. federal income tax. Instead, taxable income will be allocated to holders of P3 LLC units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by P3 LLC. Under the terms of the P3 LLC Amended and Restated Limited Liability Agreement (the “P3 LLC A&R LLC Agreement”), and the Tax Receivable Agreement, P3 LLC will be obligated to make tax distributions or payments to holders of its P3 LLC units, including us, except to the extent such distributions or payments would render P3 LLC insolvent or are otherwise prohibited by law or the terms of any credit facility. In addition to our tax payment obligations, we will also incur expenses related to our operations and our interests in P3 LLC, including costs and expenses of being a publicly traded company, all of which could be significant. To the extent that we require funds and P3 LLC or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.
Our business could be adversely impacted by climate change, extreme weather conditions and natural disasters.
The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather events (such as floods, droughts, wildfires and severe storms), whether as a result of climate change or otherwise, could, among other things, disrupt our operations or damage or destroy our headquarters or owned or managed clinics, which may cause us to suffer losses and additional costs to maintain or resume operations, which could have an adverse impact on our business and results of operations. In addition, implementing changes to mitigate risks associated with such events may result in substantial short- and long-term additional operational expenses, which may materially affect our profitability.
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
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships and arrangements with healthcare providers and vendors, our marketing activities and other aspects of our operations. Of particular importance are:
•the federal Anti-Kickback Statute (the “AKS”), which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. By way of example, the AKS safe harbor for value-based arrangements requires,
P3 Health Partners Inc. | 2023 Form 10-K | 33

among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal, although such arrangements may be subject to greater scrutiny by government authorities. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal physician self-referral law (the “Stark Law”), which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services (“DHS”), if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•the federal False Claims Act (the “FCA”), which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud; including alleged upcoding or improper coding of diagnosis codes under the risk-adjustment methodology, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing, coding or risk adjustment information to our affiliated professional entities and other physician partners through Provider Portal and Analytic Management Tools, respectively. The government may also assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the Civil Monetary Penalties Statute, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•laws that regulate debt collection practices;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and
•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.
P3 Health Partners Inc. | 2023 Form 10-K | 34

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
If any of our affiliated professional entities, other physician partners or owned or managed clinics lose their regulatory licenses, permits, accreditations and/or registrations, as applicable, or become ineligible to receive reimbursement under Medicare, Medicaid or other third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.
The operations of our owned and managed clinics through our affiliated professional entities and other physician partners are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection and proof of financial ability to operate. Our owned and managed clinics and affiliated professional entities and other physician partners are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare, Medicaid and state fraud and abuse and physician self-referrals, and maintaining updates to our affiliated professional entities’ and other physician partners’ enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. Our owned and managed clinics and affiliates professional entities are subject to periodic inspection by licensing authorities and accreditation organizations to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our owned or managed clinics or affiliated professional entities be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification so that we or our affiliated professional entities and other physician partners are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows or results of operations.
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
P3 Health Partners Inc. | 2023 Form 10-K | 35

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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Other third-party payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:
•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new patients to the facility or agency;
•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;
•the revocation of a facility’s or agency’s license;
•criminal penalties;
•a corporate integrity agreement with HHS’s Office of Inspector General; and
•loss of certain rights under, or termination of, our contracts with payors.
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
P3 Health Partners Inc. | 2023 Form 10-K | 36

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
On March 31, 2023, CMS issued its final 2024 Medicare Advantage Rate Announcement, which implements a three-year phase-in of certain changes to the methodology CMS will use to perform risk adjustment for plan years 2024 through 2026. Under the new risk adjustment model that was implemented in 2024, CMS has changed the manner by which over 2,000 diagnosis codes, across a range of disease and condition categories, are considered for purposes of patient risk scoring, with certain of these codes no longer impacting risk scoring. While the codes subject to changes represent only a fraction of the total number of conditions considered for purposes of risk adjustment, this change and any future changes to CMS’s risk adjustment methodology could impact the revenue we record from Medicare Advantage plans.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers, which began in 2013 and will remain in effect through the first six months of fiscal year 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.
P3 Health Partners Inc. | 2023 Form 10-K | 37

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
Additionally, the CMS Innovation Center continues to test an array of value-based alternative payment models, including the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model (formerly known as the Global and Professional Direct Contracting Model) to allow REACH ACOs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in these pilot payment models, we may choose to do so in the future. Additional changes that may affect our business include the expansion of new programs such as Medicare
P3 Health Partners Inc. | 2023 Form 10-K | 38

payment for performance initiatives for physicians under the MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, as government healthcare programs and other third-party payors transition from FFS to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act in our annual reports. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we are also required to comply with, among other requirements, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. When evaluating our internal control over financial reporting, we have identified, and we may in the future identify additional, material weaknesses that we may not be able to remediate in a timely manner. In connection with the audits of our consolidated financial statements for the years ended December 31, 2018, 2019, 2020 and 2021, and, as previously reported, the restatement of our consolidated financial statements for the years ended December 31, 2020 and 2019, we concluded that there were material weaknesses in our internal control over financial reporting, which continued to exist as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are specifically attributed to the following: (i) we did not have adequate policies and procedures or sufficient qualified resources with appropriate technical knowledge to maintain effective internal controls over the accounting related to significant accounts and related financial statement disclosures; (ii) we did not design and implement a sufficient risk assessment process to identify and assess risks impacting internal control over financial reporting; (iii) we had ineffective evaluation and determination as to whether the components of internal control were present and functioning; (iv) we did not design and implement effective information technology general controls in the areas of user access related to certain information technology systems that support our financial reporting process, (v) we did not maintain sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review of account reconciliations and journal entries; (vi) we did not design and maintain effective management review controls at a sufficient level of precision over all financial statement areas. This material weakness resulted in certain material corrections to the financial statements; and (vii) we did not design and maintain effective controls at a sufficient level of precision over the estimation of claims expense and payable including controls over the review of historical claims data, including the completeness and accuracy of data used to determine the financial statement amounts.
We have taken and are taking steps discussed under the heading “Remediation Activities” in Part II, Item 9A, “Controls and Procedures” to remediate these material weaknesses. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above. We have identified other deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness, which we are in the process of remediating.
Our failure to successfully remediate the material weaknesses and to implement and maintain effective internal control over financial reporting could cause us to be unable to maintain compliance with securities law requirements
P3 Health Partners Inc. | 2023 Form 10-K | 39

regarding timely filing of periodic reports, could expose us to an increased risk of financial reporting fraud and the misappropriation of assets, could result in errors or misstatements in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to potential delisting from Nasdaq or to other regulatory investigations and civil or criminal sanctions or investigations by the SEC or other regulatory authorities.
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
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain investors, including large institutional investors, may prefer companies that do not have multiple share classes or may have investment guidelines that preclude them from investing in companies that have multiple share classes. In addition, certain index providers have previously implemented, and may in the future determine to implement, restrictions on including companies with multiple share classes in certain of their indices. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our dual-class capital structure would make us ineligible for inclusion in any of these indices. As a result, the market price of our Class A common stock could be materially adversely affected.
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
Our certificate of incorporation and bylaws, and the General Corporation Law of the State of Delaware (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of Class A common stock, and therefore depress the trading price of Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the certificate of incorporation and the bylaws include provisions:
•providing for a classified board of directors with staggered, three-year terms;
•regarding the ability of the board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•regarding the limitation of the liability of, and the indemnification of, directors and officers;
•providing that certain transactions are not “corporate opportunities” and that, subject to certain exceptions, Foresight Sponsor Group, LLC, (the “Sponsor”) or the Chicago Pacific Founders funds or their respective affiliates and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives, or any director or stockholder who is not employed by us or our subsidiaries, are not subject to the doctrine of corporate opportunity and such persons do not have any
P3 Health Partners Inc. | 2023 Form 10-K | 40

fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries;
•regarding the ability of the board of directors to amend the bylaws, which may allow the board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and
•regarding advance notice procedures with which stockholders must comply to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.
The Sponsor and the Chicago Pacific Founders funds, and their respective affiliates and representatives, non-employee directors and other non-employee stockholders are not limited in their ability to compete with us, and the corporate opportunity provisions in our certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to us, which presents potential conflicts of interest.
Our certificate of incorporation provides that subject to certain exceptions, the Sponsor and the Chicago Pacific Founders funds and their respective affiliates and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives, or any director or stockholder who is not employed by us or our subsidiaries, would not be restricted from owning assets or engaging in businesses that compete directly or indirectly with us or any of our subsidiaries. In particular, subject to the limitations of applicable law and the certificate of incorporation, these persons may among other things:
•engage in a corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates have a reasonable expectancy interest or property right;
•purchase, sell or otherwise engage in transactions involving securities or indebtedness of us or our affiliates, provided that such transactions do not violate our insider trading policies; and
•otherwise compete with us.
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
P3 Health Partners Inc. | 2023 Form 10-K | 41

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
As of December 31, 2023, there were approximately 116.6 million shares of Class A common stock outstanding and an additional approximately 196.6 million shares of Class V common stock, which are exchangeable, together with P3 LLC units, for an equivalent number of shares of Class A common stock. Our issued and outstanding shares of Class A common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of December 31, 2023, approximately 65.1% of the outstanding shares of Class A common stock (on an as-converted and as-exchanged basis) were held by entities affiliated with us and our executive officers and directors.
In addition, pursuant to the Amended and Restated Registration Rights Agreement, as further amended, that we entered into with certain of our stockholders, we are obligated to register the resale of shares of Class A common stock held by such stockholders and issuable upon the exercise or exchange of securities held by such stockholders. In addition, these stockholders are entitled to demand the registration of such shares of Class A common stock subject to certain minimum requirements and also have certain “piggyback” registration rights with respect to registration statements we file.
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
If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
P3 Health Partners Inc. | 2023 Form 10-K | 42

•a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
For example, in each of May 2022 and August 2022, we received notifications from the listing qualifications department of Nasdaq indicating that as a result of our delinquency in the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022, respectively, we were not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the SEC. In October 2022, we regained compliance with the Listing Rule following the filing of our three delinquent periodic reports with the SEC; however, there is no assurance that we will remain in compliance with the listing requirements of Nasdaq in the future. We cannot guarantee that any actions we take to prevent future non-compliance or to regain compliance with Nasdaq’s listing requirements in the future will be successful.
Risks Related to Our Warrants
Our warrants may have an adverse effect on the market price of our Class A common stock.
Foresight issued 10.8 million warrants to purchase shares of our Class A common stock (the “Public Warrants”) as part of the units offered in its initial public offering and, simultaneously with the closing of its initial public offering, Foresight issued in a private placement an aggregate of 0.8 million units, including (i) an aggregate of 0.3 million private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment (the “Private Placement Warrants”), and (ii) an aggregate of 0.8 million shares of Class A common stock.
In addition, on December 13, 2022, in connection with our issuance of the VGS Promissory Note (see Note 11 “Debt” to the consolidated financial statements included elsewhere in this Form 10-K), we issued to VGS warrants to purchase 0.4 million shares of Class A common stock.
Furthermore, in the March 2023 Private Placement (as defined herein), we issued Common Warrants to purchase an aggregate of 59.9 million shares of Class A common stock and Pre-Funded Warrants to purchase an aggregate of 10.8 million shares of Class A common stock.
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
P3 Health Partners Inc. | 2023 Form 10-K | 43

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
On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC published a statement on the SEC’s website indicating that the terms of the public and private warrants issued by many special purpose acquisition companies may need to be accounted for as liabilities, rather than as equity (the “SEC Warrant Accounting Statement”). As a result of the SEC Warrant Accounting Statement, Foresight, along with many other current and former special purpose acquisition companies, concluded that certain warrants should be presented as liabilities with subsequent fair value remeasurement and engaged a valuation firm to determine the fair market value of its warrants. Accordingly, Foresight reevaluated the accounting treatment of the Public Warrants to purchase 10.8 million shares of Class A common stock and Private Placement Warrants to purchase 0.3 million shares of Class A common stock, and determined to classify all of the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our consolidated balance sheet as of December 31, 2023 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within the warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of its control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
P3 Health Partners Inc. | 2023 Form 10-K | 44

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
We are party to the Tax Receivable Agreement with certain of the P3 Equityholders and P3 LLC. The Tax Receivable Agreement generally provides for the payment by us to the P3 Equityholders of 85% of the income tax benefits, if any, that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing as a result of: (i) increases in our proportionate share of the tax basis of P3 LLC’s assets resulting from Business Combinations, future redemptions or exchanges by the P3 Equityholders of P3 LLC Units for our Class A common stock or cash and certain distributions (or deemed distributions) by P3 LLC; and (ii) certain other tax benefits resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of P3 LLC units, the price of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging P3 Equityholder’s tax basis in its P3 LLC units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are
P3 Health Partners Inc. | 2023 Form 10-K | 45

subject to challenge by taxing authorities. We will be dependent on distributions from P3 LLC to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the P3 Equityholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the Tax Receivable Agreement are also not conditioned upon the P3 Equityholders maintaining a continued ownership interest in P3 LLC or us.
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
P3 Health Partners Inc. | 2023 Form 10-K | 46

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
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the health population management industry in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
P3 Health Partners Inc. | 2023 Form 10-K | 47

•the volume of shares of our Class A common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales have or could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, public health crises, and acts of war or terrorism.
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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, corporate governance requirements and required filings of annual, quarterly and current reports with respect to our business and results of operations. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. We expect that continued compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired additional legal and accounting personnel and may in future need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.
Being a public company has also made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, board committees or as executive officers.
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
P3 Health Partners Inc. | 2023 Form 10-K | 48

Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
Increased scrutiny of, and evolving expectations regarding, sustainability and environmental, social, and governance (“ESG”) matters could increase our costs, harm our reputation and adversely impact our financial results.
We, as with other companies, are facing increasing scrutiny related to our ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, government entities, customers, and other stakeholder groups or third parties. For example, certain institutional and individual investors have requested various ESG-related information and disclosures as they increasingly incorporate ESG criteria in making investment and voting decisions. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected, which could lead to increased scrutiny of our ESG practices or lack thereof. Such increased scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, changes in demands for certain products, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, regulator, or other stakeholder or third party expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, even if they are currently voluntary. Certain market participants, including major institutional investors, use third-party benchmarks, ratings or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, we expect to be subject to the requirements of the State of California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act as well as the SEC’s climate disclosure proposal, if finalized. Operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition, or results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the HITRUST Common Security Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the HITRUST Common Security Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
P3 Health Partners Inc. | 2023 Form 10-K | 49

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See the section titled “Risk Factors—Risks Related to Our Business and Industry—Our business and operations would suffer in the event of information technology system failures, security breaches, cyberattacks or other deficiencies in cybersecurity.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Senior Vice President of Technology and Director of Information Systems Security or other internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including, but not limited to, our Senior Vice President of Technology, Director of Information Systems Security, and Director of Information Systems Governance Risk and Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience spans over 20 years in all aspects of information technology including cybersecurity, IT operations (infrastructure engineering and architecture design), and IT governance audit compliance across industries such as energy, healthcare, pharmaceuticals, and finance.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
P3 Health Partners Inc. | 2023 Form 10-K | 50

Item 2. Properties.
As of December 31, 2023, our principal executive office is located in Henderson, NV, where we occupy facilities totaling approximately 35,000 square feet, primarily under a lease that expires in July 2030. We use this facility principally for corporate activities. We also lease offices in Tucson, AZ; Las Vegas, NV; Salem, OR; Stockton, CA; and the St. Petersburg/Tampa areas, FL. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
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
On September 14, 2021, the Court of Chancery issued an oral ruling denying Hudson’s motion for preliminary injunction due to the lack of probability of success on the merits or, with respect to the Section 5.10 of the then-existing P3 LLC Agreement (the “Purchase Option”) only, lack of a showing of irreparable harm based on the condition that the escrow described below be created. This ruling was made subject to the condition that Defendants memorialize their commitment to escrow, pending final resolution of this action, the consideration Hudson would be entitled to receive if it is
P3 Health Partners Inc. | 2023 Form 10-K | 51

determined that the Purchase Option can be validly exercised, in a stipulation filed with the Court. On September 17, 2021, Defendants filed a stipulation and proposed order and the Court entered the Order regarding escrow which confirmed their commitment to do so and to cause the Payment Spreadsheet (as that term is defined in Section 2.01(f) of the Merger Agreement) to provide that such consideration will be directed to such escrow.
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
Item 4. Mine Safety Disclosures.
Not applicable.
P3 Health Partners Inc. | 2023 Form 10-K | 52

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock and warrants trade on the Nasdaq Capital Market under the symbols “PIII” and “PIIIW,” respectively. There is no trading market for shares of our Class V common stock.
Holders
As of March 15, 2024, there were 27 holders of record of our Class A common stock and 40 holders of Class V common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes holders whose Class A common stock are held in street name by brokers and other nominees.
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
Stock Performance Graph
The following graph and related information provide a comparison of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P 500 Healthcare Index between April 6, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2023. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
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
P3 Health Partners Inc. | 2023 Form 10-K | 53

Recent Sales of Unregistered Securities
There was no unregistered sale of our equity securities during the fiscal year ended December 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
None.
Item 6. [Reserved]
P3 Health Partners Inc. | 2023 Form 10-K | 54

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
We operate in the $944 billion Medicare market, which covers approximately 66 million eligible lives as of October 2023. Our core focus is the MA market, which makes up approximately 51% of the overall Medicare market, or nearly 31 million Medicare eligible lives in 2023. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the CMS to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare to MA members. Under the typical capitation arrangement, we are entitled to PMPM fees from payors to provide a defined range of healthcare services for MA health plan members attributed to our PCPs. These PMPM fees comprise our capitated revenue and are determined as a percent of the premium (“POP”) payors receive from CMS for these members. Our contracted recurring revenue model offers us highly predictable revenue, and rewards us for providing high-quality care rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike—the more we improve health outcomes, the more profitable we will be over time.
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,750 physicians, in 18 markets (counties) across five states in six full years of operations as of December 31, 2023. Our platform has enabled us to grow our revenue by an average of 84% annually from December 31, 2018 to December 31, 2023. As of December 31, 2023, our PCP network served approximately 108,900 at-risk members. We believe we have significant growth opportunities available to us across existing and new markets, with less than 1% of the 520,000 PCPs in the U.S. currently included in our physician network.
P3 Health Partners Inc. | 2023 Form 10-K | 55

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
When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we are able to leverage the investments we previously made to have a faster impact on our expanded footprint. As of December 31, 2023, we operate in 18 markets, markets being counties, across five states.
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through December 31, 2023, we experienced a 98% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
P3 Health Partners Inc. | 2023 Form 10-K | 56

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
Effectively Managing Member Medical Expense
Our medical claims expense is our largest expense category, representing 86% of our total operating expenses for the year ended December 31, 2023. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks.
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
P3 Health Partners Inc. | 2023 Form 10-K | 57

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
P3 Health Partners Inc. | 2023 Form 10-K | 58

The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(186,426)	$(1,561,557)
Interest expense, net	15,985	11,404
Depreciation and amortization expense	86,675	87,289
Provision for income taxes	2,695	1,862
Mark-to-market of stock warrants	(433)	(9,865)
Premium deficiency reserve	(12,705)	(11,461)
Equity-based compensation	5,979	19,404
Transaction and other related costs(1)	70	14,050
Goodwill impairment	—	1,314,952
Other(2)	2,656	6,008
Adjusted EBITDA loss	$(85,504)	$(127,914)
_____________________________________________
(1)Transaction and other related costs during the year ended December 31, 2023 consisted of legal fees incurred related to acquisition-related litigation and during the year ended December 31, 2022 consisted of accounting, legal, and advisory fees related to transactions that were completed, pending, or abandoned.
(2)Other during the year ended December 31, 2023 consisted of (i) interest income offset by (ii) cybersecurity incident loss, (iii) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans, (iv) the disposition of our Pahrump operations, (v) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b), (vi) a legal settlement outside of the ordinary course of business, and (vii) valuation allowance on our notes receivable. Other during the year ended December 31, 2022 consisted of (i) income related to the release of indemnity funds previously escrowed as part of an acquisition in a prior year and (ii) interest income, offset by (iii) accounting, legal, and professional services expenses incurred related to the restatement of our consolidated financial statements for the years ended December 31, 2020, 2019, and 2018 and the condensed consolidated financial statements for the quarterly periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2020, June 30, 2020, and September 30, 2020, (iv) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b), and (v) severance expense.
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
P3 Health Partners Inc. | 2023 Form 10-K | 59

The following table presents our medical margin:

	Year Ended December 31,
	2023	2022
	(in thousands)
Capitated revenue	$1,252,309	$1,034,800
Less: medical claims expense	(1,117,258)	(972,725)
Medical margin	$135,051	$62,075
The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Year Ended December 31,
	2023	2022
	(in thousands)
Gross profit	$31,635	$(7,753)
Other patient service revenue	(14,066)	(14,671)
Other medical expense	117,482	84,499
Medical margin	$135,051	$62,075
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
The following table presents our gross profit:

	Year Ended December 31,
	2023	2022
	(in thousands)
Total operating revenue	$1,266,375	$1,049,471
Less: medical claims expense	(1,117,258)	(972,725)
Less: other medical expense	(117,482)	(84,499)
Gross profit	$31,635	$(7,753)
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 108,900 and 100,400 at-risk members as of December 31, 2023 and 2022, respectively.
P3 Health Partners Inc. | 2023 Form 10-K | 60

Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,750 and 2,800 primary care physicians as of December 31, 2023 and 2022, respectively.
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
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Platform support costs	$96,937	$119,167
% of total operating revenue	7.7%	11.4%
Key Components of Results of Operations
Revenue
Capitated revenue. We contract with health plans using an at-risk model. Under the at-risk model, we are responsible for the cost of all covered health care services provided to members assigned by the health plans to the Company in exchange for a fixed payment, which generally is a POP based on health plans’ premiums received from CMS. Through this capitation arrangement, we stand ready to provide assigned MA members all their medical care via our directly employed and affiliated physician/specialist network.
The premiums health plans receive are determined via a competitive bidding process with CMS and are based on the costs of care in local markets and the average utilization of services by patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. MA plans with higher acuity patients receive higher premiums. Conversely, MA plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled. As premiums are adjusted via this risk adjustment model (using a Risk Adjustment Factor, “RAF”), our PMPM payments change commensurately with how our contracted Medicare Advantage plans’ premiums change with CMS.
The transaction price for these contracts is variable as it primarily includes PMPM fees, which can fluctuate throughout the course of the year based on the acuity of each individual enrollee. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Capitated revenue is recognized based on a PMPM transaction price to transfer the service for a distinct increment of the series and is recognized net of projected acuity adjustments and performance incentives or penalties. We recognize revenue in the month in which attributed members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity.
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
P3 Health Partners Inc. | 2023 Form 10-K | 61

Operating Expense
Medical expense. Medical expenses primarily include costs of all covered services provided to members by non-P3 employed providers. This also includes an estimate of the cost of services that have been incurred, but not yet reported (“IBNR”). IBNR is recorded as claims payable on the accompanying consolidated balance sheets. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members. IBNR estimates are made on an accrual basis and adjusted in future periods as required. To the extent we revise our estimates of incurred but not reported claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance.
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
Income Taxes
P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to taxes, other than entity level state income taxes. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by P3 LLC.
Non-controlling Interest
We consolidate the financial results of P3 LLC and report a non-controlling interest on our consolidated statements of operations, representing the portion of net income or loss attributable to the non-controlling interest. The
P3 Health Partners Inc. | 2023 Form 10-K | 62

weighted average ownership percentages during the period are used to calculate the net income or loss attributable to P3 Health Partners Inc. and the non-controlling interest.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31, 2023	% of Revenue	Year Ended December 31, 2022	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$1,252,309	99%	$1,034,800	99%
Other patient service revenue	14,066	1	14,671	1
Total operating revenue	1,266,375	100	1,049,471	100
Operating expense:
Medical expense	1,234,740	98	1,057,224	101
Premium deficiency reserve	(12,705)	(1)	(11,461)	(1)
Corporate, general and administrative expense	122,362	10	157,284	15
Sales and marketing expense	3,233	—	5,096	—
Goodwill impairment	—	—	1,314,952	125
Depreciation and amortization	86,675	7	87,289	8
Total operating expense	1,434,305	113	2,610,384	248
Operating loss	(167,930)	(13)	(1,560,913)	(149)
Other (expense) income:
Interest expense, net	(15,985)	(1)	(11,404)	(1)
Mark-to-market of stock warrants	433	—	9,865	1
Other	(249)	—	2,757	—
Total other (expense) income	(15,801)	(1)	1,218	—
Loss before income taxes	(183,731)	(15)	(1,559,695)	(149)
Provision for income taxes	(2,695)	—	(1,862)	—
Net loss	(186,426)	(15)	(1,561,557)	(149)
Net loss attributable to redeemable non-controlling interest	(128,653)	(10)	(1,291,430)	(123)
Net loss attributable to controlling interest	$(57,773)	(5)%	$(270,127)	(26)%
Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Capitated revenue	$1,252,309	$1,034,800	$217,509	21%
Other patient service revenue	14,066	14,671	(605)	(4)%
Total operating revenue	$1,266,375	$1,049,471	$216,904	21%
Capitated revenue was $1,252.3 million for the year ended December 31, 2023, an increase of $217.5 million, or 21%, compared to $1,034.8 million for the year ended December 31, 2022. This increase was primarily driven by a 12% increase in capitated revenue rates, due to increased premiums from patients with a higher average level of acuity, and an 8% increase in the total number of at-risk members from 100,400 at December 31, 2022 to 108,900 at December 31, 2023, which was in part a result of our participation in the Accountable Care Organization Realizing Equity, Access, and
P3 Health Partners Inc. | 2023 Form 10-K | 63

Community Health (“ACO REACH”) model, which began January 1, 2023. Capitated revenue was approximately 99% of total operating revenue for each of the years ended December 31, 2023 and 2022.
Other patient service revenue was $14.1 million for the year ended December 31, 2023, a decrease of $0.6 million, or 4%, compared to $14.7 million for the year ended December 31, 2022. Other patient service revenue was approximately 1% of total operating revenue for each of the years ended December 31, 2023 and 2022.
Operating Expense
Medical Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Medical expense	$1,234,740	$1,057,224	$177,516	17%
Medical expense was $1,234.7 million for the year ended December 31, 2023, an increase of $177.5 million, or 17%, compared to $1,057.2 million for the year ended December 31, 2022. The increase was primarily driven by an increase in the total number of at-risk members year-over-year resulting from our participation in the ACO REACH Model, which began January 1, 2023, and a new health plan contract as of April 1, 2023, partially offset by the termination and conversion of certain health plans from at-risk to upside-only risk.
Premium Deficiency Reserve

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(12,705)	$(11,461)	$(1,244)	11%
Premium deficiency reserve was a benefit of $12.7 million for the year ended December 31, 2023, an increase of $1.2 million, or 11%, compared to a benefit of $11.5 million for the year ended December 31, 2022. The change was due to management’s assessment of the profitability of contracts, wherein increased membership and the maturation of our overall contractual arrangements are expected to reduce our future losses.
Corporate, General and Administrative Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$122,362	$157,284	$(34,922)	(22)%
Corporate, general and administrative expense was $122.4 million for the year ended December 31, 2023, a decrease of $34.9 million, or 22%, compared to $157.3 million for the year ended December 31, 2022. The decrease was primarily driven by decreases in equity-based compensation expense of $13.4 million, salary and related expense of $9.4 million as headcount decreased 33% from December 31, 2022 to December 31, 2023, and professional fees of $8.1 million supporting our operations as a public company and the absence of restatement-related costs.
P3 Health Partners Inc. | 2023 Form 10-K | 64

Other Income (Expense)

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other (expense) income:
Interest expense, net	$(15,985)	$(11,404)	$(4,581)	40%
Mark-to-market of stock warrants	433	9,865	(9,432)	(96)%
Other	(249)	2,757	(3,006)	(109)%
Total other (expense) income	$(15,801)	$1,218	$(17,019)	(1,397)%
Interest expense, net was $16.0 million for the year ended December 31, 2023, compared to $11.4 million for the year ended December 31, 2022. This increase was primarily due to interest associated with the Company’s unsecured promissory note issued in December 2022.
Other expense was $0.2 million for the year ended December 31, 2023, which consisted primarily of a cybersecurity incident loss of $1.0 million offset by an increase in interest income on our notes receivable of $0.7 million. Other income during the year ended December 31, 2022 primarily consisted of income from the release of indemnity funds previously escrowed as part of an acquisition in a prior year totaling $2.5 million.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under the Term Loan Facility (as defined below). We generate cash from our operations, generally from our contracts with payors. As of December 31, 2023, we had cash and restricted cash of $40.9 million.
We have experienced losses since our inception and net losses of $186.4 million and $1,561.6 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last six years and the investments we are making in expanding our business, which require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust our growth trajectory to accommodate our capital needs and look for additional ways to generate cost efficiencies.
Shelf Registration
On November 9, 2023, we filed a shelf Registration Statement on Form S-3 with a capacity of $250 million (the “Shelf Registration”), which was declared effective by the SEC on November 20, 2023, and entered into an Open Market Sales Agreement (“Sales Agreement”) pursuant to which we may issue and sell, from time to time, through the sales agent, shares of our Class A common stock, par value $0.0001 per share, with an aggregate value of up to $75 million. The sales agent will make commercially reasonable efforts, following our instructions, to sell shares over time, adhering to specified limits. Sales will be conducted through at-the-market offerings as defined by Rule 415(a)(4) under the Securities Act. The
P3 Health Partners Inc. | 2023 Form 10-K | 65

aggregate value of shares of Class A common stock that may be offered, issued, and sold under the Sales Agreement is included in the aggregate value of securities that may be offered, issued, and sold by us under the Shelf Registration. Upon termination of the Sales Agreement, any unused portion will be available for sale in other offerings pursuant to the Shelf Registration. As of December 31, 2023, we have sold approximately 27,000 shares of our Class A common stock under the Sales Agreement for net proceeds of approximately $33,000.
March 2023 Private Placement
On April 6, 2023, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated March 30, 2023 with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of CPF and our Chief Medical Officer and member of our board of directors, we issued 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consisted of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 69.2 million shares of our Class A common stock, (ii) Common Warrants to purchase an aggregate of 59.9 million shares of Class A common stock, and (iii) Pre-Funded Warrants to purchase an aggregate of 10.8 million shares of Class A common stock to the Purchasers for aggregate proceeds of approximately $86.6 million, net of offering costs of approximately $2.9 million (collectively, the “March 2023 Private Placement”). See Note 13 “Capitalization” to our consolidated financial statements included elsewhere in this Form 10-K for additional information about the March 2023 Private Placement.
Term Loan
In November 2020, we entered into a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of December 31, 2023, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
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
In connection with the issuance of the VGS Promissory Note (defined below) and entry into the 2022 Subordination Agreement (defined below), on December 13, 2022, we entered into an amendment to the Term Loan Agreement to permit the issuance of the VGS Promissory Note and the entry into the 2022 Subordination Agreement.
In connection with the issuance of the VGS 2 Promissory Note (defined below) and entry into the 2024 Subordination Agreement (defined below), on March 22, 2024, we entered into the Fourth Amendment to the Term Loan Agreement to permit the issuance of the VGS 2 Promissory Note and the entry into the 2024 Subordination Agreement.
VGS Promissory Note
On December 13, 2023, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the 2022 Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. The maturity date of the VGS Promissory Note is May 19, 2026. As of December 31, 2023, we had $29.1 million of borrowings outstanding under the VGS Promissory Note, and remaining availability under the VGS Promissory Note ended upon termination of the commitment period on February 3, 2023. We paid VGS an up-front fee of 1.5% and will pay a back-end fee of 9.0% at the time the VGS Promissory Note is paid. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We may elect to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations.
P3 Health Partners Inc. | 2023 Form 10-K | 66

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
In connection with the issuance of the VGS Promissory Note, we also entered into a subordination agreement, dated as of December 13, 2022 (the “2022 Subordination Agreement”) with VGS which subordinates VGS’s right of payment under the VGS Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the 2022 Subordination Agreement, we will be required to pay all interest under the VGS Promissory Note in-kind. The VGS Promissory Note may be prepaid, at our option, either in whole or in part, without penalty or premium subject to certain conditions.
As of December 31, 2023, we were not in compliance with its Term Loan Facility and VGS Promissory Note covenants related to issuance of the 2023 financial statements with an audit opinion free of a “going concern” qualification. The Term Loan Facility and VGS Promissory Note lenders have granted us a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2023. We were in compliance with all other covenants under the Term Loan Facility and VGS Promissory Note as of December 31, 2023; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility, VGS Promissory Note or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
VGS 2 Promissory Note
On March 22, 2024, we entered into a financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2 Promissory Note provides for funding of up to $25.0 million, available for draw by P3 LLC in two tranches, as follows: (i) a first tranche of $10.0 million which was immediately drawn on March 22, 2024, and (ii) a second tranche of $15.0 million available at our sole option in a single draw, on or around March 29, 2024, but no later than April 5, 2024. The VGS 2 Promissory Note matures on September 30, 2027. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. We may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
The VGS 2 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In connection with the issuance of the VGS 2 Promissory Note, we also entered into a subordination agreement, dated as of March 22, 2024 (the “2024 Subordination Agreement”) with VGS 2 which subordinates VGS 2’s right of payment under the VGS 2 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the 2024 Subordination Agreement, we will be required to pay all interest under the VGS 2 Promissory Note in-kind.
We paid VGS 2 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, we will pay VBC 2 a back-end fee at the time the VGS 2 Promissory Note is redeemed as follows: (i) if paid prior to June 30, 2024, 2.25%; (ii) if paid after June 30, 2024 and on or before September 30, 2024, 4.5%; (iii) if paid after September 30, 2024 and on or before December 31, 2024,6.75% and (iv) if paid after December 31, 2024, 9.0%.
P3 Health Partners Inc. | 2023 Form 10-K | 67

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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.0 million as of December 31, 2023. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2023.
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
P3 Health Partners Inc. | 2023 Form 10-K | 68

The following table summarizes current and long-term material cash requirements as of December 31, 2023:

	Material Cash Requirements
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Unpaid claims(1)	$178,009	$178,009	$—	$—	$—
Long-term debt, principal(2)	109,102	—	109,102	—	—
Long-term debt, interest(3)	59,311	5,882	53,429	—	—
Operating lease liabilities(4)	23,720	4,625	7,633	6,218	5,244
Total	$370,142	$188,516	$170,164	$6,218	$5,244
_____________________________________________
(1)Represents unpaid claims due to third parties for health care services provided to members, including estimates for incurred but not reported claims. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per members, changes in member mix or simply due to addition of new members.
(2)Represents principal payments only. We will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 11 “Debt” in our consolidated financial statements.
(3)Represents interest expected to be incurred on our long-term debt based on amounts outstanding as of December 31, 2023 as summarized in Note 11 “Debt” in our consolidated financial statements.
(4)Represents minimum operating lease payments, excluding potential lease renewals. See Note 16 “Leases” in our consolidated financial statements.
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
Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern.
P3 Health Partners Inc. | 2023 Form 10-K | 69

Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(76,028)	$(126,019)
Net cash used in investing activities	(1,827)	(7,733)
Net cash provided by financing activities	100,332	11,375
Net change in cash	$22,477	$(122,377)
Operating Activities
Net cash used in operating activities was $76.0 million for the year ended December 31, 2023, compared to net cash used in operating activities of $126.0 million for the year ended December 31, 2022. Significant changes impacting net cash used in operating activities during the year ended December 31, 2023 as compared to the year ended December 31, 2022 were primarily due to (i) cash sweeps of $30.8 million received in 2023, $20.3 million of which related to dates of service prior to 2023, (ii) $2.5 million in cash received in 2023 related to the release of indemnity funds previously escrowed as part of an acquisition in a prior year, and (iii) changes in working capital. As previously disclosed, cash sweeps of $12.3 million were received in the comparative period in 2022, but were recognized in 2021 in accordance with our revenue recognition policy resulting from the extended reporting period related to the delayed 2021 audit.
Investing Activities
Net cash used in investing activities was $1.8 million for the year ended December 31, 2023, primarily consisting of purchases of property and equipment. Net cash used in investing activities was $7.7 million for the year ended December 31, 2022, primarily consisting of the acquisition of two medical practices, net of cash acquired, and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $100.3 million for the year ended December 31, 2023, consisting of proceeds from the March 2023 Private Placement, net of offering costs, and borrowings on the VGS Promissory Note. Net cash provided by financing activities was $11.4 million for the year ended December 31, 2022, consisting of proceeds from the issuance of the VGS Promissory Note, offset by debt repayments.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Below is a discussion of the critical accounting estimates that are particularly important to the portrayal of our financial condition and results of operations and require the application of significant judgment by management.
Capitated Revenue
The transaction price for our capitated payor contracts is variable as it primarily includes PMPM fees associated with unspecified membership. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is
P3 Health Partners Inc. | 2023 Form 10-K | 70

adjusted in subsequent periods after final data is compiled. As premiums are adjusted via this risk adjustment model (via a RAF), our PMPM payments will change commensurately with how our contracted Medicare Advantage plans’ premiums change with CMS. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors.
Capitated revenue is recognized based on an estimated PMPM transaction price to transfer the service for a distinct increment of the series (e.g., month), net of projected acuity adjustments and performance incentives or penalties as management can reasonably estimate the ultimate PMPM payment of those contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity.
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
We estimate our IBNR by applying standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims received (and paid), denied claims activity, expected medical cost inflation, seasonality patterns, and changes in membership mix. Such estimates are subject to impact from changes in both the regulatory and economic environments. Our claims payable represents management’s best estimate of its liability for unpaid medical costs. We have included incurred but not reported claims of $178.0 million and $151.2 million on our consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Our consolidated financial statements could be materially impacted if actual claims expense is different from our estimates. If our liability for incurred and not reported claims at December 31, 2023 were to differ by plus or minus 5%, the impact on medical claims expense would be approximately $8.9 million.
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
We assess the profitability of our at-risk arrangements to identify contracts where current operating results or forecasts indicate probable future losses. Management estimates the Company’s PDR by utilizing estimates of membership growth rates, changes in membership mix, estimated PMPM payments under contracts, historical claims data, seasonality patterns, our ability to lower the overall cost of care and incremental medical costs, such as those related to COVID-19 admissions. Such estimates are subject to impact from changes in both the regulatory and economic environments. The Company’s PDR represents management’s best estimate of its probable future losses. We have included premium deficiency reserve liabilities of $13.7 million and $26.4 million on our accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Recent Accounting Pronouncements
See Note 4 “Recent Accounting Pronouncements” in our consolidated financial statements included elsewhere in this Form 10-K for a description of recent accounting standards issued and the anticipated effects on our consolidated financial statements.
P3 Health Partners Inc. | 2023 Form 10-K | 71

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies.
Item 8. Financial Statements and Supplementary Data.
P3 Health Partners Inc. | 2023 Form 10-K | 72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
P3 Health Partners Inc.
Henderson, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of P3 Health Partners Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and mezzanine equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 28, 2024 expressed an adverse opinion thereon.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit
P3 Health Partners Inc. | 2023 Form 10-K | 73

matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Estimate of the Premium Deficiency Reserve
As described in Note 3 to the consolidated financial statements, the Company’s consolidated premium deficiency reserve (“PDR”) balance was approximately $13.7 million at December 31, 2023. PDR is established when it is probable that expected future health care costs and maintenance costs under a group of contracts will exceed future premium and stop-loss insurance recoveries on those contracts. The Company assesses if a PDR is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts based on the expected medical loss ratio.
We identified the estimate of PDR as a critical audit matter. The principal consideration for this determination was the significant judgment used in developing certain assumptions used in the medical loss ratio (“MLR”). Auditing this element involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of certain assumptions used in the expected MLR by evaluating these assumptions through comparison to the historical performance of the Company and its peers to determine if contradictory evidence existed.
•Utilizing personnel with specialized knowledge and skills in actuarial methods to assess the healthcare claims trend assumption in the expected MLR.
Valuation of Incurred but Not Reported Claims
As described in Notes 3 and 10 to the consolidated financial statements, the Company’s consolidated claims payable balance was approximately $178.0 million at December 31, 2023. The Company’s claims payables primarily consist of the Company’s estimate for claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported (“IBNR”). As discussed in Note 3 to the consolidated financial statements, management develops its IBNR liability estimate using standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims are received and paid (the completion factor), per member per month healthcare cost trends, denied claims activity, expected medical cost inflation, seasonality patterns, changes in membership mix, and a provision for adverse deviation (“PAD”).
We identified the valuation of IBNR claims as a critical audit matter. The principal considerations for this determination were the significant judgments involved in: (i) evaluating the actuarial methodologies used, (ii) estimating the completion factors and per member per month cost based on historical payment patterns and consideration of health care cost trend factors, and (iii) determining the appropriate level of PAD. Auditing these elements involved subjective auditor judgments due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the underlying reports used in estimating: (i) the completion factors by agreeing to underlying claims data and repricing certain claims, and (ii) the per member per month cost by agreeing to underlying claims data and confirming member information with health plans.
•Utilizing personnel with specialized knowledge and skills in actuarial methods to assist in: (i) evaluating the appropriateness and consistency of the actuarial methodologies used, (ii) evaluating the reasonableness of the completion factors, per member per month healthcare cost trends factors, and the PAD used by the Company’s management and its actuarial specialist by comparing our independently determined IBNR estimate to management’s recorded IBNR liability, and (iii) reviewing prior period estimates using subsequent claims development.
P3 Health Partners Inc. | 2023 Form 10-K | 74

Determination of the Premium Risk Adjustment Revenue
As described in Note 3 to the consolidated financial statements, the Company’s consolidated capitated revenue included approximately $27.7 million of estimated premium risk adjustment revenue during the year ended December 31, 2023. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient, also known as the hierarchal condition categories (“HCC”). Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled (using a Risk Adjustment Factor or “RAF”).
We identified the determination of Medicare Advantage RAF revenue as a critical audit matter. The principal considerations for this determination were the significant complexities involved in determining the HCC and the corresponding risk adjustment factor revenue. Auditing these elements involved especially challenging and complex calculations due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness and accuracy of the underlying data used in the determination of the HCC by vouching samples to underlying support.
•Utilizing personnel with specialized knowledge and skills in actuarial methods to assist in determining the HCC and the corresponding risk adjustment revenue.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Las Vegas, Nevada
March 28, 2024
P3 Health Partners Inc. | 2023 Form 10-K | 75

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$36,320	$17,537
Restricted cash	4,614	920
Health plan receivable, net of allowance for credit losses of $150 and $0, respectively	118,497	72,092
Clinic fees, insurance and other receivable	2,973	7,500
Prepaid expenses and other current assets	3,613	2,643
TOTAL CURRENT ASSETS	166,017	100,692
Property and equipment, net	8,686	8,839
Intangible assets, net	666,733	751,050
Other long-term assets	19,531	15,990
TOTAL ASSETS (1)	$860,967	$876,571
LIABILITIES, MEZZANINE EQUITY, and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,663	$11,542
Accrued expenses and other current liabilities	36,884	16,647
Accrued payroll	3,506	8,224
Health plan settlements payable	34,992	13,608
Claims payable	178,009	151,207
Premium deficiency reserve	13,670	26,375
Accrued interest	23,648	14,061
TOTAL CURRENT LIABILITIES	299,372	241,664
Operating lease liability	13,622	11,516
Warrant liabilities	1,085	1,517
Contingent consideration	4,907	4,794
Long-term debt, net	108,319	94,421
TOTAL LIABILITIES (1)	427,305	353,912
COMMITMENTS AND CONTINGENCIES (Note 16 and Note 20)
MEZZANINE EQUITY:
Redeemable non-controlling interest	291,532	516,805
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 116,588 and 41,579 shares issued and outstanding as of December 31, 2023 and 2022, respectively	12	4
Class V common stock, $0.0001 par value; 205,000 shares authorized; 196,569 and 201,592 shares issued and outstanding as of December 31, 2023 and 2022, respectively	20	20
Additional paid in capital	509,442	315,375
Accumulated deficit	(367,344)	(309,545)
TOTAL STOCKHOLDERS’ EQUITY	142,130	5,854
TOTAL LIABILITIES, MEZZANINE EQUITY, and STOCKHOLDERS’ EQUITY	$860,967	$876,571
____________________
(1)The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 22: Variable Interest Entities, P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and numbers below refer only to VIEs held at the P3 LLC level. The consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $8.6 million and $3.1 million as of December 31, 2023 and 2022, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $13.6 million and $9.9 million as of December 31, 2023 and 2022, respectively. These VIE assets and liabilities do not include $44.2 million and $33.0 million of net amounts due to affiliates as of December 31, 2023 and 2022, respectively, as these are eliminated in consolidation and not presented within the consolidated balance sheets.
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2023 Form 10-K | 76

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
OPERATING REVENUE:
Capitated revenue	$1,252,309	$1,034,800
Other patient service revenue	14,066	14,671
TOTAL OPERATING REVENUE	1,266,375	1,049,471
OPERATING EXPENSE:
Medical expense	1,234,740	1,057,224
Premium deficiency reserve	(12,705)	(11,461)
Corporate, general and administrative expense	122,362	157,284
Sales and marketing expense	3,233	5,096
Depreciation and amortization	86,675	87,289
Goodwill impairment	—	1,314,952
TOTAL OPERATING EXPENSE	1,434,305	2,610,384
OPERATING LOSS	(167,930)	(1,560,913)
OTHER INCOME (EXPENSE):
Interest expense, net	(15,985)	(11,404)
Mark-to-market of stock warrants	433	9,865
Other	(249)	2,757
TOTAL OTHER (EXPENSE) INCOME	(15,801)	1,218
LOSS BEFORE INCOME TAXES	(183,731)	(1,559,695)
PROVISION FOR INCOME TAXES	(2,695)	(1,862)
NET LOSS	(186,426)	(1,561,557)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(128,653)	(1,291,430)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(57,773)	$(270,127)

NET LOSS PER SHARE (Note 15):
Basic	$(0.61)	$(6.50)
Diluted	$(0.63)	$(6.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 15):
Basic	94,889	41,579
Diluted	294,590	41,579

See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2023 Form 10-K | 77

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2021	$1,790,617	41,579	$4	196,554	$20	$312,946	$(39,418)	$273,552
Vesting of Class V common stock awards	—	—	—	5,038	—	—	—	—
Equity-based compensation	17,618	—	—	—	—	1,786	—	1,786
Class A common stock warrants issued	—	—	—	—	—	643	—	643
Net loss	(1,291,430)	—	—	—	—	—	(270,127)	(270,127)
STOCKHOLDERS’ EQUITY, December 31, 2022	516,805	41,579	4	201,592	20	315,375	(309,545)	5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Private placement, net of offering costs	—	69,157	7	—	—	86,576	—	86,583
At-the-market sales, net of offering costs	—	27	—	—	—	33	—	33
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	204	—	—	—	(16)	—	(16)
Restricted stock unit awards issued in satisfaction of executive transaction bonuses	—	—	—	—	—	5,000	—	5,000
Issuance of restricted stock awards	—	250	—	—	—	—	—	—
Vesting of Class V common stock awards	—	—	—	348	1	(1)	—	—
Equity-based compensation	785	—	—	—	—	5,194	—	5,194
Exchanges of redeemable non-controlling interest for Class A common stock	—	5,371	1	(5,371)	(1)	—	—	—
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(117,860)	—	—	—	—	117,860	—	117,860
Fair value adjustment to redeemable non-controlling interest	20,579	—	—	—	—	(20,579)	—	(20,579)
Net loss	(128,653)	—	—	—	—	—	(57,773)	(57,773)
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	116,588	$12	196,569	$20	$509,442	$(367,344)	$142,130
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2023 Form 10-K | 78

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,426)	$(1,561,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,675	87,289
Equity-based compensation	5,979	19,404
Goodwill impairment	—	1,314,952
Amortization of original issue discount and debt issuance costs	472	—
Accretion of contingent consideration	113	400
Mark-to-market adjustment of stock warrants	(433)	(9,865)
Premium deficiency reserve	(12,705)	(11,461)
Changes in operating assets and liabilities:
Health plan receivable	(46,555)	(21,841)
Clinic fees, insurance, and other receivable	4,560	(5,338)
Prepaid expenses and other current assets	(1,243)	4,266
Other long-term assets	(58)	100
Accounts payable, accrued expenses, and other current liabilities	15,988	6,082
Accrued payroll	282	1,920
Health plan settlements payable	21,384	(8,941)
Claims payable	26,802	49,249
Accrued interest	9,587	5,290
Operating lease liability	(450)	4,032
Net cash used in operating activities	(76,028)	(126,019)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,827)	(2,233)
Acquisitions, net of cash acquired	—	(5,500)
Net cash used in investing activities	(1,827)	(7,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	14,101	15,000
Payment of debt issuance costs	(173)	—
Proceeds from private placement offering, net of offering costs paid	86,595	—
Deferred offering costs paid	(175)	—
Payment of tax withholdings upon settlement of restricted stock unit awards	(16)	—
Repayment of short-term and long-term debt	—	(3,625)
Net cash provided by financing activities	100,332	11,375
Net change in cash and restricted cash	22,477	(122,377)
Cash and restricted cash at beginning of year	18,457	140,834
Cash and restricted cash at end of year	$40,934	$18,457

P3 Health Partners Inc. | 2023 Form 10-K | 79

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,813	$5,714
Cash paid for income taxes	$567	$—
Supplemental disclosures of non-cash investing and financing information:
Operating lease liabilities arising from obtaining new right-of-use assets	$7,222	$6,839
Increase in accrued expenses related to debt issuance costs and original issue discount	$212	$525
Increase in accounts payable related to private placement offering costs	$12	$—
Increase in accounts payable related to at-the-market offering costs	$19	$—
Increase in accrued expenses related to at-the-market offering costs	$206	$—
Increase in other receivable related to at-the-market sales proceeds	$33	$—
Restricted stock unit awards issued in satisfaction of executive transaction bonuses	$5,000	$—
Remeasurement adjustment to redeemable noncontrolling interest resulting from ownership changes	$(117,860)	$—
Fair value adjustment to redeemable noncontrolling interest	$20,579	$—
Warrants issued in connection with new debt	$—	$643
Reconciliation of cash and restricted cash:
Cash	$36,320	$17,537
Restricted cash	4,614	920
Total cash and restricted cash	$40,934	$18,457
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2023 Form 10-K | 80

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | 2023 Form 10-K | 81

Note 1: Organization
P3 Health Partners Inc. (“P3”) is a patient-centered and physician-led population health management company and, for accounting purposes, the successor to P3 Health Group Holdings, LLC and its subsidiaries (collectively, “P3 LLC,” and together with P3, the “Company”) after the consummation of a series of business combinations in 2021 with Foresight Acquisition Corp. (the “Business Combinations”). As the sole manager of P3 LLC, P3 operates and controls all of the business and affairs of P3 LLC.
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
Note 2: Going Concern and Liquidity
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $186.4 million and $1,561.6 million for the years ended December 31, 2023 and 2022, respectively. Such losses were primarily the result of goodwill impairment charges with respect to the year ended December 31, 2022, and costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future due to the strong growth the Company has experienced over the last six years and the investments the Company is making in expanding its business, which require up-front expenses.
As of December 31, 2023 and 2022, the Company had $36.3 million and $17.5 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations, and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
P3 Health Partners Inc. | 2023 Form 10-K | 82

Note 3: Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All intercompany accounts and transactions have been eliminated.
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
As the sole managing member of P3 LLC, P3 has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. Accordingly, P3 identifies itself as the primary beneficiary of P3 LLC and began consolidating P3 LLC as of December 3, 2021, the closing date of the Business Combinations (the “Closing Date”), resulting in a non-controlling interest related to the common units of P3 LLC (“Common Units”) held by members other than P3. Additionally, as more fully described in Note 22 “Variable Interest Entities,” P3 LLC is the primary beneficiary of the following physician practices (collectively, the “Network VIEs”):
•Kahan, Wakefield, Abdou, PLLC
•Bacchus, Wakefield, Kahan, PC
•P3 Health Partners Professional Services, P.C.
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
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, revenue recognition, the liability for unpaid claims, equity-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived assets (including intangibles), fair value of liability classified instruments, and judgments related to deferred income taxes. The Company bases its estimates on the best information available at the time, its experiences, and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
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
P3 Health Partners Inc. | 2023 Form 10-K | 83

Net Loss per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of warrants, stock options, restricted stock units, restricted stock awards, and Common Units convertible into shares of Class A common stock during the period by applying the treasury stock method or if-converted method, as applicable.
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
As of December 31, 2023 and 2022, the Company had cash of $36.3 million and $17.5 million, respectively, deposited at banking institutions which are subject to the FDIC insured limit.
Restricted cash is held for a specific purpose (such as payment of healthcare claims) and is thus not available to the Company for immediate or general business use. As of December 31, 2023 and 2022, the Company had restricted cash of $4.6 million and $0.9 million, respectively.
Revenue Recognition
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Year Ended December 31, 2023	% of Total	Year Ended December 31, 2022	% of Total
	(dollars in thousands)
Capitated revenue	$1,252,309	99%	$1,034,800	99%
Other patient service revenue:
Clinical fees & insurance revenue	5,192	0	6,158	0
Shared risk revenue	—	—	351	0
Care coordination / management fees	8,301	1	7,924	1
Incentive fees	573	0	238	0
Total other patient service revenue	14,066	1	14,671	1
Total revenue	$1,266,375	100%	$1,049,471	100%
During the years ended December 31, 2023 and 2022, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 60% and 66%, respectively, of the Company’s total revenue.
Capitated Revenue
The Company contracts with health plans using an at-risk model. Under the at-risk model, the Company is responsible for the cost of all covered services provided to members assigned by the health plans to the Company in exchange for a fixed premium payment, which generally is a percentage of the health plans’ premiums (“POP”) paid by CMS. Through this capitation arrangement, the Company stands ready to provide assigned Medicare Advantage beneficiaries all their medical care via the Company’s directly employed and affiliated physician/provider network. Since the Company controls and provides medical care to its assigned members, the Company acts as a principal in these capitation arrangements. As of December 31, 2023 and 2022, the Company had at-risk contracts in effect with 23 health plans and 24 health plans, respectively, across five states.
The capitated revenue the Company receives is determined via a competitive bidding process with CMS and is based on the costs of care in local markets and the average utilization of services by patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each
P3 Health Partners Inc. | 2023 Form 10-K | 84

individual patient, also known as hierarchal condition categories (“HCC”). Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled (using a Risk Adjustment Factor or “RAF”). The Company generally estimates transaction prices using the most likely methodology. Amounts are only included in the transaction price to the extent any significant uncertainty of reversal on cumulative revenue will not occur and is resolved. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors.
Capitated revenue is recognized based on a PMPM transaction price to transfer the service for a distinct increment of the series (e.g., month), net of projected acuity adjustments and performance incentives or penalties. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity. Premium risk adjustments recorded in 2023 which relate to prior years were $20.3 million. Premium risk adjustments recorded in 2022 related to prior years were $3.3 million. In the fourth quarter of 2023, the Company released a portion of the constraint applied in previous periods with respect to risk adjustment revenue for dates of service in 2022, which resulted in an increase to capitation revenue in the amount of $27.7 million for the year ended December 31, 2023. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient not to adjust for the effects of a significant financing component.
The Company’s contracts with health plans may include core functions and services for managing assigned patients’ medical care, the combination of which is offered as a single solution. Capitation contracts have a single performance obligation that is a stand ready obligation to perform healthcare services to the population of enrolled members and constitutes a series for the provision of managed healthcare services for the term of the contract, which is deemed to be one month since the mix of patients-customers can change month over month. The Company does not offer nor price each individual function as a standalone service to health plans.
Monthly, each plan is contractually obligated to reserve for payment of medical claims equal to a defined POP attributable to members assigned to the Company. In turn, the Company administers medical claims for contractually covered services for assigned health plan members from that health plan’s reserve. On a quarterly or monthly basis, health plans conduct a settlement of the reserve to determine any surplus or deficit amount. The reconciliation and distribution of the reserve occur within 120 days following the end of each quarter. An annual settlement reconciliation and distribution occur within the period specified by the individual health plan’s contract (which can be up to 21 months following each year-end).
Three health plan customers accounted for 10% or more of total health plan receivable each as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, Management has deemed the Company’s settlement receivables to be fully collectible from those health plans where the Company is not delegated for claims processing. Accordingly, a constraint on the variable consideration associated with settlement receivables was not recorded.
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
P3 Health Partners Inc. | 2023 Form 10-K | 85

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
Patient Fees Receivable
Substantially all client fees and insurance receivables are due under FFS contracts with third party payors, such as commercial insurance companies, government-sponsored healthcare programs, or directly from patients. The Company has agreements with third-party payors that provide for payments at amounts different from the established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Patient fees receivable, where a third-party payor is responsible for the amount due, are recorded at the invoiced amount, net of any expected contractual adjustments and implicit price concessions, and do not bear interest. Contractual adjustments arising under reimbursement arrangements with third-party payors are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The Company continuously monitors activities from payors (including patients) and records an implicit price concession as a reduction of revenue based on specific contracts and actual historical collection patterns to reflect the estimated amounts the Company expects to collect. Patient fees receivable of $0.7 million and $0.8 million are included in clinic fees, insurance and other receivable in the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively, and are recorded net of contractual allowances.
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
P3 Health Partners Inc. | 2023 Form 10-K | 86

of the respective assets. The following table summarizes the estimated useful lives of the Company’s property and equipment:

Classification	Depreciation Cycle
Leasehold improvements (cycle: lease term)	1 to 10 Years
Furniture and fixtures	7 Years
Vehicles	5 Years
Computer equipment	3 Years
Medical equipment	7 Years
Software	3 Years
The Company capitalizes certain costs incurred in connection with developing its own proprietary technology to serve core functions of its business operations such as revenue and medical cost analysis, care management and various facets that promote impactful utilization. As of December 31, 2023 and 2022, the Company has capitalized $3.9 million and $3.5 million, respectively, to property and equipment for these software costs (specifically to work in progress). In 2022, $0.7 million of capitalized costs were placed into service. No capitalized costs were placed into service in 2023. All costs associated with internally developed technology following deployment, or that otherwise do not meet capitalization criteria, are expensed as incurred.
Fair Value Measurements
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 5 “Fair Value Measurements and Hierarchy” for further discussion):
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
P3 Health Partners Inc. | 2023 Form 10-K | 87

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
During the year ended December 31, 2022, the Company acquired two medical practices in separate transactions. The total cash purchase price was $5.5 million, net of cash acquired, and was allocated primarily to goodwill.
P3 Health Partners Inc. | 2023 Form 10-K | 88

Equity-Based Compensation
Equity-based compensation cost is measured at the grant date for all equity-based awards based on the fair value of the awards. For equity awards that vest subject to the satisfaction of service-based conditions, compensation cost is recognized on a straight-line basis over the requisite service period, which varies by award. For equity awards that vest subject to the satisfaction of performance-based conditions, the Company evaluates the probability of achieving each performance-based condition at each reporting date and recognizes compensation cost when it is deemed probable that the performance-based condition will be met on an accelerated basis over the requisite service period, which varies by award. Equity-based compensation is recorded within corporate, general and administrative expense in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur.
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
The Company’s restricted stock and restricted stock unit awards are measured based on the fair market value of the underlying shares of Class A common stock on the date of grant.
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
Premium Deficiency Reserve
PDR liabilities are established when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. The Company assesses if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing, and
P3 Health Partners Inc. | 2023 Form 10-K | 89

measuring the profitability of such contracts based on the expected medical loss ratio. The Company grouped its Medicare Advantage health plan contracts together as a single group as it operates in one line of business. The Company further concluded that the costs to administer these contracts are based on centralized and shared service functions. As of December 31, 2023 and 2022, the PDR liability was $13.7 million and $26.4 million, respectively, which represented its estimate of probable contract losses expected to be generated by the Company’s health plans.
Medical Expense and Claims Payable
The cost of healthcare services is recognized in the period services are provided. This also includes an estimate of the cost of services that have been incurred, but not yet reported (“IBNR”). Medical expense also includes costs for overseeing the quality of care and programs, which focus on patient wellness. Additionally, medical expense can include, from time to time, remediation of certain claims that might result from periodic reviews conducted by various regulatory agencies.
Management estimates the Company’s IBNR by applying standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims are received and paid, the completion factor, per member per month healthcare trends, denied claims activity, expected medical cost inflation, seasonality patterns, changes in membership mix, and a provision for adverse deviation. IBNR estimates are subject to the impact from changes in both the regulatory and economic environments. Such estimates are made on an accrual basis and adjusted in future periods as required. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members. Any adjustments to prior period estimates are included in the current period.
The Company’s claims payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2023 and 2022.
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
See Note 12 “Income Taxes” for further information.
Advertising Expense
The Company uses advertising primarily to promote the health plans with which it conducts business as well as its physician clinics throughout the geographic areas it serves. Advertising costs are charged directly to operations as incurred. Advertising expense totaled $3.2 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively.
P3 Health Partners Inc. | 2023 Form 10-K | 90

Reclassifications
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current period presentation. These reclassifications had no impact on the Company’s financial condition, results of operations, or net cash flows.
Note 4: Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)
Accounting Standards Update (“ASU”) 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. In the fourth quarter of 2023, the Company adopted ASU 2021-08 effective January 1, 2023. The guidance will be applied to future business combinations.
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)
ASU 2016-13 introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new current expected credit losses model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaced the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. In April 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-04, which, among other amendments, allowed for certain policy elections and practical expedients related to accrued interest on financial instruments. In May 2019, the FASB issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. In November 2019, the FASB issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. The Company adopted ASU 2016-13 and related amendments as of January 1, 2023 on a modified retrospective basis. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures, in response to investors’ feedback, indicating the need for improved information to assess an entity’s operations, tax risks, and planning opportunities, particularly in understanding exposure to jurisdictional tax changes and their impact on cash flows. The amendments address these concerns by improving income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied prospectively. Early adoption and retrospective application is permitted. The Company is evaluating the effect ASU 2023-09 will have on its consolidated financial statements and related disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments require retrospective application to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on
P3 Health Partners Inc. | 2023 Form 10-K | 91

the significant segment expense categories identified and disclosed in the period of adoption. The Company is evaluating the effect ASU 2023-07 will have on its financial statements and related disclosures.
ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”)
ASU 2023-06 clarifies or improves disclosure and presentation requirements on a variety of topics and aligns the requirements in the FASB accounting standards codification (the “Codification”) with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this update should be applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is evaluating the effect ASU 2023-06 will have on its consolidated financial statements and related disclosures.
ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)
ASU 2020-06 eliminates two of the three models in ASC 470-20 that require issuers to separately account for embedded conversion features and eliminates some of the requirements for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. As a smaller reporting company, the amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods therein. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements and related disclosures.
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of December 31, 2023	$1,056	$—	$29	$1,085
Warrant liability as of December 31, 2022	$1,477	$—	$40	$1,517
The key Level 3 inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	December 31,
	2023	2022
Volatility	75%	55%
Risk-free interest rate	4.01%	4.11%
Exercise price	$11.50	$11.50
Expected term	2.9 Years	3.9 Years
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
P3 Health Partners Inc. | 2023 Form 10-K | 92

The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	December 31,
	2023	2022
	(in thousands)
Beginning balance	$40	$502
Mark-to-market adjustment of stock warrants	(11)	(462)
Ending balance	$29	$40
The Company recorded gains on the changes in the fair value of public warrants of $0.4 million and $9.4 million during the years ended December 31, 2023 and 2022, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$2,933	$1,810
Furniture & fixtures	1,165	1,262
Computer equipment & software	3,699	3,206
Medical equipment	1,106	1,067
Software (development in process)	3,877	3,460
Vehicles	654	618
Other	33	37
	13,467	11,460
Less: accumulated depreciation	(4,781)	(2,621)
Property and equipment, net	$8,686	$8,839
Total depreciation of property and equipment recognized on the consolidated statements of operations was $2.3 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.
P3 Health Partners Inc. | 2023 Form 10-K | 93

Note 7: Goodwill
The following table provides a reconciliation of goodwill and accumulated goodwill impairment losses as of (in thousands):

Balance at December 31, 2021
Goodwill	$1,309,750
Accumulated goodwill impairment losses	—
1,309,750
Acquisitions	5,202
Impairment losses	(1,314,952)
Balance at December 31, 2022
Goodwill	1,314,952
Accumulated goodwill impairment losses	(1,314,952)
$—
In the second quarter of 2022, the Company identified indicators of impairment related to goodwill due to a significant deterioration in the overall market and a sustained decrease in the price of the Company’s Class A common stock. As a result, the Company performed an interim assessment for impairment as of June 30, 2022 and noted that the Company’s share price (i) was significantly lower than its opening price on December 2, 2021, (ii) had not surpassed its opening price since December 15, 2021, and (iii) had steadily declined through the end of the second quarter of 2022, which did not follow the overall rebound pattern in the healthcare industry. Management concluded that, given the macroeconomic and financial market conditions, industry-specific considerations, the decline in the Company’s performance as a result of higher than expected medical expenses due to the COVID-19 pandemic, and the sustained decrease in share price, it was more likely than not that the Company’s fair value was less than its carrying amount at June 30, 2022. Accordingly, management performed the impairment test by estimating the Company’s fair value using a weighted combination of (i) discounted cash flows, using Level 3 inputs such as revenue, profit margin, and discount rate and (ii) market-based approach, using Level 3 inputs such as comparable companies’ market multiples. Based on management’s comparison of the Company’s weighted estimated fair value to its carrying amount, an $851.5 million goodwill impairment charge was recorded for the three months ended June 30, 2022.
In the fourth quarter of 2022, the Company identified indicators of impairment related to goodwill due to the Company’s overall financial performance and a sustained decrease in the price of the Company’s Class A common stock. As a result, the Company performed an assessment for impairment as of December 31, 2022 and noted that the Company’s share price closed at its lowest price in its trading history and had steadily declined through the end of December 31, 2022, which was not consistent or was significantly worse when compared to the performance of its peers and the healthcare industry as a whole. Management concluded that, given the decline in the Company’s performance and the sustained decrease in its share price, it was more likely than not that the Company’s fair value was less than its carrying amount at December 31, 2022. Accordingly, management performed the impairment test by estimating the Company’s fair value using a weighted combination of (i) discounted cash flows, using Level 3 inputs such as revenue, profit margin, and discount rate; and (ii) market-based approach, using Level 3 inputs such as comparable companies’ market multiples. Based on management’s comparison of the Company’s weighted estimated fair value to its carrying amount, a $463.5 million goodwill impairment charge was recorded for the three months ended December 31, 2022.
P3 Health Partners Inc. | 2023 Form 10-K | 94

Note 8: Intangible Assets
Intangible assets, net consisted of the following as of:

	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	684,000	(142,500)	541,500	684,000	(74,100)	609,900
Trademarks	148,635	(31,671)	116,964	148,635	(16,704)	131,931
Payor contracts	4,700	(940)	3,760	4,700	(470)	4,230
Provider network	4,800	(991)	3,809	4,800	(511)	4,289
Total	$842,835	$(176,102)	$666,733	$842,835	$(91,785)	$751,050
Amortization of intangible assets was $84.3 million and $84.8 million during the years ended December 31, 2023 and 2022, respectively. Estimated future amortization of intangible assets is $84.2 million for each of the years 2024 through 2028.
Note 9: Warrants
As of December 31, 2023 and 2022, there were an aggregate of 81.9 million and 11.2 million warrants outstanding, respectively, which include the public warrants, private placement warrants, VGS Warrants (as defined below), and the March 2023 Warrants. No warrants were exercised during the years ended December 31, 2023 and 2022.
Liability-classified
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
The public and private placement warrants are recorded as a liability on the consolidated balance sheets with a balance of $1.1 million and $1.5 million as of December 31, 2023 and 2022, respectively. The Company recorded gains of $0.4 million and $9.9 million from the change in fair value of the warrants during the years ended December 31, 2023 and 2022, respectively.
Equity-classified
VGS Warrants
In connection with the Unsecured Promissory Note issued in December 2022 (see Note 11 “Debt”), the Company and VGS entered into a warrant agreement (the “VGS Warrant Agreement”) pursuant to which the Company issued warrants to purchase 0.4 million shares of Class A common stock of the Company at an exercise price of $4.26 per share to VGS (the “VGS Warrants”). The number of shares of common stock for which the VGS Warrants is exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) December 13, 2027; and (b) the
P3 Health Partners Inc. | 2023 Form 10-K | 95

consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed. The Company recorded the fair value of the VGS Warrants of $0.6 million as an increase to additional paid in capital during the year ended December 31, 2022.
The key Level 3 inputs into the option pricing model related to the VGS Warrants were as follows:

Volatility	49%
Risk-free interest rate	3.80%
Exercise price	$4.26
Expected term	5.0 Years
March 2023 Warrants
In connection with the Purchase Agreement dated March 2023 (see Note 13 “Capitalization”), the Company issued warrants to purchase an aggregate of 59.9 million shares of Class A common stock (the “Common Warrants”), and pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock (the “Pre-Funded Warrants” and, together with the Common Warrants, the “March 2023 Warrants”) to the Purchasers (as defined in Note 13 “Capitalization”). Pursuant to the warrant agreements, the March 2023 Warrants and the right to purchase securities upon the exercise of the March 2023 Warrants will terminate upon the earliest to occur of the following: (a) April 5, 2028, with respect to the Common Warrants only; and (b) the consummation of (i) a sale, conveyance, disposal, or encumbrance of all or substantially all of the Company’s property or business or the Company’s merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company is disposed and the proceeds thereof are paid to the then-existing stockholders of the Company.
Note 10: Claims Payable
Activity in the liability for claims payable was as follows:

	December 31,
	2023	2022
	(in thousands)
Claims unpaid, beginning of period	$151,207	$101,958
Incurred, related to:
Current period	1,064,341	942,570
Prior period(s)	(2,617)	882
Total incurred	1,061,724	943,452
Paid, related to:
Current period	893,092	794,026
Prior period(s)	141,830	100,177
Total paid	1,034,922	894,203
Claims unpaid, end of period	$178,009	$151,207
P3 Health Partners Inc. | 2023 Form 10-K | 96

Note 11: Debt
Long-term debt consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Repurchase Promissory Note	$15,000	$15,000
Term Loan Facility	65,000	65,000
VGS Promissory Note	29,102	15,000
Long-term debt, gross	109,102	95,000
Less: unamortized debt issuance costs and original issue discount	(783)	(579)
Long-term debt, net	$108,319	$94,421
Repurchase Promissory Note
In June 2019, the Company issued a share repurchase promissory note to a former equity investor for $15.0 million, which was subsequently amended in November 2020 (as amended, the “Repurchase Promissory Note”). The Repurchase Promissory Note automatically matures and is due and payable on the earlier of June 30, 2026, a change in control transaction, or an underwritten primary public offering, each as defined in the agreement. The Repurchase Promissory Note accrues paid-in-kind (“PIK”) interest of 11.0% per year. The principal balance, accrued interest, and an exit fee of $0.6 million are due at maturity. Accrued interest was $11.7 million and $9.0 million as of December 31, 2023 and 2022, respectively.
Term Loan Facility
In November 2020, the Company entered into a Term Loan Agreement and Security Agreement with a commercial lender (as amended, the “Term Loan Agreement”), which provided funding up to $100.0 million (the “Term Loan Facility”), of which $65.0 million was drawn as of December 31, 2023 and 2022. The Company’s access to additional borrowings under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. The Term Loan Agreement was amended on November 16, 2021 to provide for certain modifications and to obtain consent from the lenders to consummate the Business Combinations. The Term Loan Agreement was amended on December 21, 2021 to provide for certain modifications and to permit the consummation of an acquisition in a prior year and related transactions. The Term Loan Agreement was amended on December 13, 2022 to provide for certain modifications and to permit the issuance of the Unsecured Promissory Note (defined below) and related transactions. The Security Agreement provides the lenders collateral in 100% of the Company’s pledged stock, its subsidiaries (including tangible and intangible personal property), and bank accounts.
The principal balance is due in full on the maturity date, which is December 31, 2025. This maturity date may be accelerated as a remedy under certain default provisions in the agreement or in the event a mandatory prepayment trigger occurs. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears). The Company has elected to pay interest of 8.0% per annum in cash with the remaining 4.0% per annum being added to principal as PIK interest for a period of three years (or 12 payments). The PIK is subject to acceleration in the event certain occurrences in the Term Loan Facility’s agreement are triggered. Accrued interest was $7.9 million and $5.0 million as of December 31, 2023 and 2022, respectively.
The Term Loan Facility includes certain restrictive covenants, including restrictions on the payment of cash dividends. The Company must remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. On an annual basis, the Company must post a minimum amount of annual revenue equal to or greater than $525.0 million in 2023, $585.0 million in 2024, and $650.0 million in 2025. The Company is also subject to certain restrictions that include indebtedness and liens.
As of December 31, 2023, the Company was not in compliance with its Term Loan Facility covenants related to issuance of the 2023 financial statements with an audit opinion free of a “going concern” qualification. The Term Loan Facility lenders granted a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” qualification in the audit opinion for our audited financial statements for the fiscal year ended December 31,
P3 Health Partners Inc. | 2023 Form 10-K | 97

2023. The Company was in compliance with all other covenants under the Term Loan Facility as of December 31, 2023; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility or the lenders of any future indebtedness the Company may incur will grant any such waiver or forbearance in the future.
VGS Promissory Note
In December 2022, the Company entered into a related party financing transaction (see Note 21 “Related Parties”) with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS; warrant agreement, pursuant to which the Company issued warrants to purchase 0.4 million shares of Class A common stock at an exercise price of $4.26 per share to VGS (see Note 9 “Warrants”); and a subordination agreement (the “2022 Subordination Agreement”), pursuant to which VGS agreed to subordinate its right of payment under the VGS Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The VGS Promissory Note provided for funding of up to $40.0 million, which ended upon the termination of the commitment period on February 3, 2023. The Company paid VGS an up-front fee of 1.5% at the time of each draw. As of December 31, 2023 and 2022, $29.1 million and $15.0 million had been drawn on the VGS Promissory Note, respectively, and the Company had recorded debt issuance costs and original issue discount of $0.8 million and $0.6 million, respectively.
The VGS Promissory Note matures on May 19, 2026. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. The Company may elect to pay interest 6.0% in kind and 8.0% in cash, but if the terms of the 2022 Subordination Agreement do not permit the Company to pay interest in cash, interest will be paid entirely in-kind. Accrued interest was $4.0 million and $0.1 million as of December 31, 2023 and 2022, respectively.
The Company will pay VGS a back-end fee of 9.0% at the time the VGS Promissory Note is paid. The VGS Promissory Note may be prepaid, at the Company’s option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee; provided that prepayments must be in increments of at least $2.0 million.
The VGS Promissory Note restricts the Company’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
As of December 31, 2023, long-term debt maturities are as follows (in thousands):

2024	$—
2025	65,000
2026	44,102
109,102
Less: unamortized debt issuance costs and original issue discount	(783)
$108,319
Note 12: Income Taxes
As a result of the Business Combinations, substantially all the Company’s assets and operations are held and conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interests in P3 LLC. P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to taxes, other than entity level state income taxes. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members in accordance with the terms of the P3 LLC Amended & Restated Limited Liability Agreement dated as of the Closing Date (“P3 LLC A&R LLC Agreement”). Prior to the Business Combinations, the income and losses of P3 LLC were passed through to its members and nontaxable to P3 LLC.
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
P3 Health Partners Inc. | 2023 Form 10-K | 98

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Domestic	$(183,731)	$(1,559,695)
Foreign	—	—
Total	$(183,731)	$(1,559,695)
The components of income tax expense were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current income taxes:
Federal	$170	$111
State	2,525	1,751
Total current income taxes	2,695	1,862
Deferred income taxes:
Federal	—	—
State	—	—
Total deferred income taxes	—	—
Total income tax expense	$2,695	$1,862
A reconciliation of the statutory federal income tax to the Company’s provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Tax at federal statutory rate	$(38,584)	$(327,536)
Non-controlling interest and nontaxable income	24,486	260,020
Change in valuation allowance	29,781	33,961
Investment in P3 LLC	(20,420)	35,147
Return to provision	4,134	—
Deferred tax adjustments	1,754	—
Other reconciling items	1,544	270
Total	$2,695	$1,862

Effective tax rate	(1.5)%	(0.1)%
The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants.
P3 Health Partners Inc. | 2023 Form 10-K | 99

Deferred Income Taxes
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Investment in P3 LLC	$19,709	$20,684
Net operating loss carryforwards	21,525	17,601
Accrued liabilities	221	2,764
Goodwill and identifiable intangible assets	1,923	589
Section 163j interest limitation	3,031	1,995
Other deferred tax assets	632	94
Total deferred tax assets	47,041	43,727
Less: valuation allowance	(46,370)	(43,558)
Net deferred tax assets	671	169
Deferred tax liabilities:
Operating lease, right-of-use assets	(338)	(19)
Other deferred tax liabilities	(333)	(150)
Total deferred tax liabilities	(671)	(169)
Net deferred tax asset	$—	$—
The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available evidence as of December 31, 2023, the Company believes that it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company has recorded a valuation allowance against the tax benefits of the U.S. losses incurred. The Company intends to maintain the valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
The Company has recognized no deferred taxes in connection with its subsidiary, Medcore Health Plan Inc. (“MHP”). Because MHP does not file a consolidated corporate income tax return with the Company, the deferred tax assets of MHP are separately assessed for realizability. Based on the weight of all available evidence as of December 31, 2023, including cumulative losses in recent years, the Company believes that it is more likely than not that the tax benefits of the deferred tax assets of MHP will not be realized. Accordingly, the Company has recorded a valuation allowance against the tax benefits of the related deferred tax assets.
The Company has recognized no deferred taxes in connection with the Network VIEs. Because the Network VIEs do not file a consolidated corporate income tax return with the Company, the deferred tax assets are separately assessed for realizability. Based on the weight of all available evidence as of December 31, 2023, including cumulative losses in recent years, the Company believes that it is more likely than not that the tax benefits of the deferred tax assets of the Network VIEs will not be realized. Accordingly, the Company has recorded a valuation allowance against the tax benefits of the related deferred tax assets.
As of December 31, 2023, the Company has recognized a deferred tax asset with an offsetting valuation allowance in connection with its investment in P3 LLC. During 2023, the Company adjusted the deferred taxes on the investment in P3 LLC for changes in methodology and other adjustments recognized through entity.
As of December 31, 2023, the Company has U.S. federal income tax net operating loss carryforwards of $94.7 million available to offset future taxable income, all of which will be carried forward indefinitely, but utilization is limited to 80% of taxable income in any given year. The Company also has state net operating loss carryforwards of $33.9 million,
P3 Health Partners Inc. | 2023 Form 10-K | 100

of which $1.5 million will expire in 2033, $4.5 million will expire in 2034, $6.5 million will expire in 2035, $5.5 million will expire in 2039, $0.1 million will expire in 2041, $2.3 million will expire in 2042, $0.5 million will expire in 2043, and $13.0 million will be carried forward indefinitely.
The federal and state net operating loss carryforwards may be subject to limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 (the “Code”) and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed a Section 382 analysis covering the period January 1, 2018 through September 30, 2023. The Section 382 analysis tested the Company’s stock for each occurrence of stock issuance during the covered period. Through the analysis period, ownership changes were identified resulting in annual limitations to tax attributes; however, due to the indefinite carryforward of U.S. federal income tax net operating losses, no such carryforwards have been derecognized.
The Company did not record any penalties or interest related to income taxes or uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2023 and 2022. In addition, the Company did not record any penalties or interest related to income taxes on the consolidated statements of comprehensive income during the years ended December 31, 2023 and 2022.
The Company is subject to examination for tax years beginning with the year ended December 31, 2020. The Company is not currently under any U.S. federal or state income tax audits for any tax year.
Tax Receivable Agreement
In connection with the Business Combinations, the Company entered into a TRA that provides for the payment by the Company of 85% of the amount of any tax benefits that are realized, or in some cases are deemed to realize, as a result of (i) increases in the Company’s share of the tax basis in the net assets of P3 LLC resulting from any redemptions or exchanges of P3 LLC, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that are realized.
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
As of December 31, 2023 and 2022, the TRA liability is estimated to be $11.0 million and $4.6 million, respectively; however, due to the full valuation allowance recorded by the Company, which results in no tax benefits that are to be realized related to the amortization of the step-up, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2023 and 2022. As non-controlling interest holders exercise their right to exchange their Common Units, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in its tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of a share of the Company’s Class A common stock at the time of the relevant redemption or exchange.
P3 Health Partners Inc. | 2023 Form 10-K | 101

Note 13: Capitalization
As of December 31, 2023, under the Company’s amended and restated certificate of incorporation dated August 20, 2020, the Company is authorized to issue: (i) 800 million shares of Class A common stock with a par value of $0.0001 per share, (ii) 205 million shares of Class V common stock with a par value of $0.0001 per share, and (iii) 10 million shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued or outstanding as of December 31, 2023 and 2022. Holders of shares of Class A common stock and Class V common stock are each entitled to one vote on all matters to be voted upon by stockholders. The declaration, amount, and payment of any future dividends on shares of Class A common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, restrictions in its debt agreements, and other factors that the Company’s Board of Directors deems relevant. Holders of shares of Class A common stock are entitled to receive such dividends declared by the Company’s Board of Directors. Holders of shares of Class V common stock are not entitled to participate in any such dividends declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared any cash dividends during the years ended December 31, 2023 or 2022.
March 2023 Private Placement
On April 6, 2023, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated March 30, 2023 with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF”), and the Company’s Chief Medical Officer and member of the Company’s board of directors, the Company issued 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 69.2 million shares of its Class A common stock (the “Shares”), (ii) warrants to purchase an aggregate of 59.9 million shares of Class A common stock, and (iii) pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock for aggregate proceeds of $86.6 million, net of $2.9 million in offering costs (collectively, the “March 2023 Private Placement”).
Registration Rights Agreement
On April 6, 2023, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company agreed to prepare a registration statement for purposes of registering the resale of the Shares and shares of common stock issuable upon exercise of the March 2023 Warrants, which was filed with the SEC on May 2, 2023 and declared effective by the SEC on June 14, 2023. The Registration Rights Agreement also contains certain shelf takedown and piggyback rights.
The Company has also agreed, among other things, to indemnify the Purchasers, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.
Letter Agreement with CPF
On April 6, 2023, in connection with the Purchase Agreement, the Company entered into a letter agreement (the “Letter Agreement”) with CPF, Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”) (on behalf of the funds of which CPF is the general partner, certain funds of which CPF GP III is the general partner) and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”). The Letter Agreement provides, pursuant to certain stipulations, that CPF will be entitled to designate one additional independent member of the Company’s board of directors and that CPF will be entitled to certain information rights and protective provisions. As of the date of the issuance of these consolidated financial statements, CPF has not exercised its right to designate a director under the terms of the Letter Agreement. CPF Parties also agreed to a standstill restriction from the date of the closing of the March 2023 Private Placement to June 30, 2024 that limits the ownership of the CPF Parties to 49.99% of the Company’s Class A common stock and Class V common stock.
P3 Health Partners Inc. | 2023 Form 10-K | 102

Shelf Registration
On November 9, 2023, the Company filed a shelf Registration Statement on Form S-3 with a capacity of $250 million (the “Shelf Registration”), which was declared effective by the SEC on November 20, 2023, and entered into an Open Market Sales Agreement (“Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, through the sales agent, shares of the Company’s Class A common stock, par value $0.0001 per share, with an aggregate value of up to $75 million. The sales agent will make commercially reasonable efforts, following the Company’s instructions, to sell shares over time, adhering to specified limits. Sales will be conducted through at-the-market offerings as defined by Rule 415(a)(4) under the Securities Act of 1933, as amended. The aggregate value of shares of Class A common stock that may be offered, issued, and sold under the Sales Agreement is included in the aggregate value of securities that may be offered, issued, and sold by the Company under the Shelf Registration. Upon termination of the Sales Agreement, any unused portion will be available for sale in other offerings pursuant to the Shelf Registration.
Note 14: Equity-Based Compensation
Common Unit Awards
In connection with the closing of the Business Combinations, unvested incentive unit awards granted under the then-current equity plan were converted into Common Units, which were paired with an equal number of shares of the Company’s Class V common stock, and remained subject to the original vesting conditions. If a forfeiture of unvested Common Units occurred, the associated shares of Class V common stock were also forfeited.
The following summarizes Common Unit award activity for the year ended December 31, 2023:

	Weighted Average Grant Date Fair Value	Number of Units (in thousands)
Non-vested as of December 31, 2022	$9.20	380
Granted	$—	—
Vested	$9.20	(349)
Forfeited	$9.20	(31)
Non-vested as of December 31, 2023		—
Total fair value of Common Unit awards vested during the years ended December 31, 2023 and 2022 was $0.5 million and $17.6 million, respectively.
The Common Unit awards vested ratably over a period between one month and two years, so long as the grantee stayed employed.
2021 Incentive Award Plan
In connection with the Business Combinations, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), effective on its adoption date, in order to facilitate the grant of cash and equity incentives to employees, consultants, and directors of the Company and certain affiliates. The 2021 Plan provides that the initial aggregate number of shares reserved and available for issuance is 14.6 million plus an increase each January 1, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock and Class V common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s Board of Directors. Since January 1, 2022, the aggregate number of shares of Class A common stock reserved and available for issuance under the 2021 Plan has increased by a total of 4.9 million pursuant to the automatic annual increase provision under the 2021 Plan. As of December 31, 2023, the number of shares of Class A common stock reserved and available for issuance under the 2021 Plan was 5.9 million.
The 2021 Plan allows for the grant of (i) stock options, including incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards (“RSAs”), (iv) restricted stock unit (“RSU”) awards, or (v) other stock or cash based awards as may be determined by the plan’s administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. Options exercised under the 2021 Plan provide the purchaser with full rights
P3 Health Partners Inc. | 2023 Form 10-K | 103

equivalent to those of existing Class A common stockholders and holders as of the date of exercise. The Company’s policy for issuing shares upon stock option exercise is to issue new shares of Class A common stock. Additionally, the P3 LLC A&R LLC Agreement states that P3 LLC will maintain at all times a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A common stock, including, but not limited to, those issued as result of stock option exercises and vesting of RSU awards.
The 2021 Plan also provides for dividend equivalent units based on the value of the dividends per share paid on the Company’s Class A common stock, which are accumulated on RSUs during the vesting period.
The following table summarizes time-based stock option activity for the year ended December 31, 2023:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,402	$5.60	9.62	$—
Granted	1,663	$1.35
Forfeited	(978)	$3.79
Outstanding as of December 31, 2023	4,087	$4.24	8.77	$140
Fully vested and expected to vest as of December 31, 2023	4,087	$4.24	8.77	$140
Exercisable as of December 31, 2023	1,102	$5.78	8.39	$13
The following additional disclosures are provided for time-based stock options:

	Year Ended December 31,
	2023	2022
Weighted average grant date fair value	$0.81	$2.58
The following table summarizes performance-based stock option activity for the year ended December 31, 2023:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,500	$4.95	9.83	$—
Granted	150	$1.07
Outstanding as of December 31, 2023	1,650	$4.60	9.00	$51
Fully vested and expected to vest as of December 31, 2023	1,650	$4.60	9.00	$51
Exercisable as of December 31, 2023	—	$—	—	$—
The following additional disclosures are provided for performance-based stock options:

	Year Ended December 31,
	2023	2022
Weighted average grant date fair value	$0.77	$3.34
The vesting criteria for 0.1 million performance-based stock option awards has not yet been achieved; therefore, no expense has been recorded.
P3 Health Partners Inc. | 2023 Form 10-K | 104

There were no stock options exercised during the years ended December 31, 2023 and 2022.
The weighted average assumptions used in estimating the grant date fair value of stock options are listed in the table below:

	Year Ended December 31,
	2023	2022
Expected volatility	60.2%	51.0%
Risk-free interest rate	3.8%	3.2%
Expected term	6.6 years	7.3 years
Dividend rate	0.0%	0.0%
Time-based stock options vest ratably over a period between two and five years, so long as the optionee continues to provide services to the Company. As of December 31, 2023, there was $4.2 million and $4.8 million of unrecognized equity-based compensation cost related to time-based and performance-based stock options, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 9.0 years, respectively.
The following table summarizes RSU activity for the year ended December 31, 2023:

	Weighted Average Grant Date Fair Value	Number of Units (in thousands)
Non-vested as of December 31, 2022	$—	—
Granted	$1.80	7,548
Vested	$2.15	(2,713)
Non-vested as of December 31, 2023	$1.60	4,835
The following additional disclosures are provided for RSU awards:

Year Ended December 31, 2023
Weighted average grant date fair value	$1.80
Total fair value of shares vested (in thousands)	$5,826
In August 2023, the Company granted an aggregate of 2.5 million RSUs pursuant to the 2021 Plan to the Company’s Chief Executive Officer and Chief Medical Officer (collectively, the “Executives”) in full satisfaction of the “Second Bonus” earned by each Executive during the year ended December 31, 2022 pursuant to the terms of the transaction bonus agreements, dated May 2022, entered into between each Executive and the Company and P3 Health Group Management, LLC in connection with the consummation of the Business Combinations (together, the “RSU Transaction Bonuses”). The Second Bonus of $5.0 million in the aggregate was recorded within accrued payroll on the consolidated balance sheet as of December 31, 2022. The RSUs were fully vested at the time of grant. The fair value of the RSUs granted was $5.6 million, $0.6 million of which was recorded in equity-based compensation during the year ended December 31, 2023. The RSUs were settled in Class A common stock on January 9, 2024.
RSUs vest ratably over a period between two and four years, so long as the grantee continues to provide services to the Company. As of December 31, 2023, total equity-based compensation cost related to all unvested RSUs was $6.8 million, which is expected to be recognized over a weighted average period of 2.81 years.
P3 Health Partners Inc. | 2023 Form 10-K | 105

The following table summarizes RSA activity for the year ended December 31, 2023:

	Weighted Average Grant Date Fair Value	Number of Units (in thousands)
Non-vested as of December 31, 2022	$—	—
Granted	$1.82	250
Vested	$1.82	(250)
Non-vested as of December 31, 2023		—
The following additional disclosures are provided for RSAs:

Year Ended December 31, 2023
Weighted average grant date fair value	$1.82
Total fair value of shares vested (in thousands)	$598
Compensation Expense
Equity-based compensation recorded within corporate, general and administrative expense on the consolidated statements of operations was $6.0 million and $19.4 million during the years ended December 31, 2023 and 2022, respectively.
The Company did not recognize any tax benefits related to equity-based compensation for the years ended December 31, 2023 and 2022.
Note 15: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2023	2022
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(57,773)	$(270,127)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(57,773)	$(270,127)
Effective of dilutive securities:
Shares of Class V common stock	(128,653)	—
Net loss attributable to Class A common stockholders–diluted	$(186,426)	$(270,127)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	94,889	41,579
Net loss per share attributable to Class A common stockholders–basic	$(0.61)	$(6.50)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	94,889	41,579
Weighted average effect of dilutive securities:
Shares of Class V common stock	199,701	—
Weighted average shares outstanding–diluted	294,590	41,579
Net loss per share attributable to Class A common stockholders–diluted	$(0.63)	$(6.50)
P3 Health Partners Inc. | 2023 Form 10-K | 106

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

	Year Ended December 31,
	2023	2022
	(in thousands)
Stock warrants (1)	81,938	11,248
Stock options (1)	5,837	3,402
RSUs (1)	4,835	—
Shares of Class V common stock (2)	—	201,972
Total	92,610	216,622
__________________
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
Note 16: Leases
The Company leases real estate, in the form of corporate office space and operating facilities, and certain office equipment. The Company’s real estate leases have noncancelable terms expiring in 2024 to 2033, certain of which have one to two renewal options of five to 10 years. The Company’s equipment leases have noncancelable terms expiring in 2024 to 2025.
Operating lease right-of-use assets of $15.3 million and $11.7 million were included within other long-term assets on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Operating lease costs are included within operating expenses on the consolidated statements of operations and were $4.5 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively.
Lease terms and discount rates consisted of the following as of:

	December 31,
	2023	2022
Weighted average remaining lease term (years)	5.8	6.2
Weighted average discount rate	11.4%	11.7%
P3 Health Partners Inc. | 2023 Form 10-K | 107

Maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$4,625
2025	4,084
2026	3,549
2027	3,211
2028	3,007
Thereafter	5,244
Total undiscounted future cash flows	23,720
Less: interest	(7,375)
Present value of operating lease liabilities	$16,345
The current portions of operating right-of-use liabilities of $2.7 million and $1.6 million are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Supplemental cash flows and other information related to leases are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating cash flows paid for operating leases	$4,204	$3,339
Note 17: Retirement Plan
The Company maintains a retirement savings 401(k) Plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. At its discretion, the Company can make a matching contribution to the 401(k) Plan. The Company recognized expense related to its contributions to the 401(k) Plan of $1.2 million and $0.8 million during the years ended December 31, 2023 and 2022, respectively.
Note 18: Redeemable Non-controlling Interest
Non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	December 31, 2023		December 31, 2022
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	116,588	37.2%	41,579	17.1%
Non-controlling interest holders’ ownership of Common Units	196,569	62.8	201,592	82.9
Total Common Units	313,157	100.0%	243,171	100.0%
Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the limited liability company agreement, to require the Company to redeem all or a portion of the Common Units held by such participant, together with a corresponding number of shares of Class V common stock, in exchange for Class A common stock or at the Company’s option, and subject to certain limitations, in cash. As the non-controlling interest holders had an approximate 63% and 83% voting interest in the Company through their Class V common stock as of December 31, 2023 and 2022, respectively, and appointed most of the members to the Board of
P3 Health Partners Inc. | 2023 Form 10-K | 108

Directors, the ability to elect cash settlement upon redemption is outside of the control of the Company. As a result, the Common Units held by outside shareholders have been classified as redeemable non-controlling interest and presented as temporary equity in the Company’s consolidated balance sheets.
The redeemable non-controlling interest was initially measured at its fair value on the Closing Date. Net income or loss is attributed to the redeemable non-controlling interest during each reporting period based on a daily weighted average ownership percentage. In subsequent periods, the redeemable non-controlling interest is measured at its fair value (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable non-controlling interest’s share of net income or loss and ownership changes. The offset of any fair value adjustment is recorded to additional paid in capital, with no impact to net income or loss. As of December 31, 2023, there was a $20.6 million remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was greater than the carrying value. As of December 31, 2022, there was no remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was less than the carrying value.
During the year ended December 31, 2023, there were an aggregate of 5.4 million shares of Class A common stock issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC A&R LLC Agreement. There was no Common Unit exchange or redemption activity during the year ended December 31, 2022.
As the P3 LLC A&R LLC Agreement states that P3 LLC will maintain at all times a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A common stock, there were an aggregate of 69.2 million Common Units issued to the Company resulting from the March 2023 Private Placement during the year ended December 31, 2023.
Note 19: Segment Reporting
The Company’s operations are organized under one reportable segment. The Chief Executive Officer, who is the Company’s chief operating decision maker, manages the Company’s operations and reviews financial information on a consolidated basis. Decisions regarding resource allocation and assessment of profitability are based on the Company’s responsibility to deliver high quality primary medical care services to its patient population. For the periods presented, all the Company’s revenue was earned in the United States. Likewise, all the Company’s long-lived assets were located in the United States.
Note 20: Commitments and Contingencies
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
In 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement. In January 2023, the renegotiation was settled and the Company reflected the known settlement of $5.0 million within health plan settlements payable as of December 31, 2022. The remaining settlement balance of $3.0 million is recorded within health plan settlements payable as of December 31, 2023.
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
P3 Health Partners Inc. | 2023 Form 10-K | 109

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
Note 21: Related Parties
Atrio Health Plans
CPF, a principal equity holder of the Company, has an equity investment in Atrio Health Plans (“Atrio”). The Company has a full-risk capitation agreement in place with Atrio whereby the Company is delegated to perform services on behalf of Atrio’s members assigned to the Company. These delegated services include but are not limited to provider network credentialing, patient authorizations, and medical management (care management, quality management and utilization management). The following tables summarize the Company’s transactions with Atrio:

	Year Ended December 31,
	2023	2022
	(in thousands)
Capitated revenue	$192,577	$158,941
Other patient service revenue	$2,737	$2,286
Medical expense	$197,641	$178,300

	December 31,
	2023	2022
	(in thousands)
Health plan receivable	$5,290	$177
Claims payable	$41,348	$27,838
Health plan settlements payable	$4,176	$2,536
Deferred revenue (1)	$12,700	$—
__________________
(1)Amount is included within accrued expenses and other current liabilities on the Company’s consolidated balance sheet.
VGS Promissory Note
As described in Note 11, in December 2022, the Company issued an unsecured promissory note to VGS, an entity managed by CPF and whose equity holders consist of two members of the Company’s Board of Directors and the Company’s Chief Executive Officer and Chief Medical Officer, among others. The following tables summarize the Company’s transactions with VGS:

	Year Ended December 31,
	2023	2022
	(in thousands)
Interest expense, net	$3,905	$105
P3 Health Partners Inc. | 2023 Form 10-K | 110

	December 31,
	2023	2022
	(in thousands)
Long-term debt, net	$28,319	$14,421
Accrued interest	$4,010	$105
Accrued expenses	$331	$225
Note 22: Variable Interest Entities
P3 LLC has Management Services Agreements (“MSAs”) and deficit funding agreements with the Network VIEs. The MSAs provide that the P3 LLC will furnish administrative personnel, office supplies and equipment, general business services, contract negotiation, and billing and collection services to the Network VIEs. Fees for these services are the excess of the Network VIEs’ revenue over expenses. Per the deficit funding agreements, P3 LLC is obligated to advance funds, as needed, to support the Network VIE’s working capital needs to the extent operating expenses exceed gross revenue. These advances accrue interest at a rate of prime plus 2%. Net advances made to the Network VIEs and accrued interest on those advances are presented within due to consolidated entities of P3 in the table below. Additionally, P3 LLC entered into stock transfer restriction agreements with the practice shareholders of the Network VIEs, which, by way of a call option, unequivocally permit P3 LLC to appoint successor physicians if a practice shareholder vacates their ownership position. Accordingly, P3 LLC identifies itself as the primary beneficiary of the Network VIEs. Practice shareholders, who are employees of P3 LLC, retain equity ownership in the Network VIEs, which represents nominal non-controlling interests; however, the non-controlling interests do not participate in the profit or loss of the Network VIEs.
P3 LLC, directly or indirectly via its wholly owned subsidiaries, may not use or access any net assets of the Network VIEs to settle its obligations or the obligations of its wholly owned subsidiaries. Additionally, the creditors of the Network VIEs do not have recourse to the net assets of P3 LLC.
Since P3 LLC represents substantially all the assets and liabilities of the Company, the following tables provide a summary of the assets, liabilities, and operating performance of only VIEs held at the P3 LLC level.

	December 31,
	2023	2022
	(in thousands)
ASSETS
Cash	$6,491	$1,759
Clinic fees, insurance and other receivable	138	1,178
Health plan receivable	571	—
Prepaid expenses and other current assets	1,261	121
Property and equipment, net	23	44
Other long-term assets	153	—
Due from consolidated entities of P3	—	3,012
TOTAL ASSETS	$8,637	$6,114
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$5,073	$7,800
Accrued expenses and other current liabilities	515	262
Accrued payroll	3,141	1,885
Claims payable	3,973	—
Other long-term liabilities	946	—
Due to consolidated entities of P3	44,200	36,025
TOTAL LIABILITIES	57,848	45,972
MEMBERS’ DEFICIT	(49,211)	(39,858)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$8,637	$6,114
P3 Health Partners Inc. | 2023 Form 10-K | 111

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$39,551	$55,237
Expense	45,999	69,638
Net loss	$(6,448)	$(14,401)
Note 23: Subsequent Events
VGS 2 Promissory Note
On March 22, 2024, P3 LLC entered into a related party financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2 Promissory Note provides for funding of up to $25.0 million, available for draw by P3 LLC in two tranches, as follows: (i) a first tranche of $10.0 million which was drawn immediately on March 22, 2024, and (ii) a second tranche of $15.0 million available at the Company’s sole option in a single draw, on or around March 29, 2024, but no later than April 5, 2024. The VGS 2 Promissory Note matures on September 30, 2027. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. P3 LLC may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement (defined below), and if not so permitted, such interest shall accrue as PIK interest. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
The VGS 2 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
P3 LLC paid VGS 2 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 2 a back-end fee at the time the VGS 2 Promissory Note is redeemed as follows: (i) if paid prior to June 30, 2024, 2.25%; (ii) if paid after June 30, 2024 and on or before September 30, 2024, 4.5%; (iii) if paid after September 30, 2024 and on or before December 31, 2024, 6.75% and (iv) if paid after December 31, 2024, 9.0%.
2024 Subordination Agreement
In connection with the transactions described above, P3 LLC entered into a subordination agreement, dated as of March 22, 2024 (the “2024 Subordination Agreement”), by and among the Company, CRG Servicing LLC (“CRG”), as administrative agent under the Term Loan Facility and VGS 2. Pursuant to the 2024 Subordination Agreement, VGS 2 agreed to subordinate its right of payment under the VGS 2 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The terms of the 2024 Subordination Agreement will effectively require P3 LLC to pay all interest under the VGS 2 Promissory Note in-kind.
Amendment to Term Loan Agreement and Consent
In connection with the transactions described above, P3 LLC entered into that certain (1) Fourth Amendment to Term Loan Agreement (the “Term Loan Amendment”), dated as of the March 22, 2024, by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent and (2) Consent (the “Consent”), dated as of the March 22, 2024, by and between P3 LLC, as borrower, and VGS, as holder. The Term Loan Amendment and Consent collectively permit the issuance of the VGS 2 Promissory Note and the entry into the 2024 Subordination Agreement.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
P3 Health Partners Inc. | 2023 Form 10-K | 112

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.
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
Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported, management has identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of December 31, 2023:
•We did not have adequate policies and procedures or sufficient qualified resources with appropriate technical knowledge to maintain effective internal controls over the accounting related to significant accounts and related financial statement disclosures;
•We did not design and implement a sufficient risk assessment process to identify and assess risks impacting internal control over financial reporting;
•We had ineffective evaluation and determination as to whether the components of internal control were present and functioning;
•We did not design and implement effective information technology general controls in the areas of user access related to certain information technology systems that support our financial reporting process;
•We did not maintain sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review of account reconciliations and journal entries;
•We did not design and maintain effective management review controls at a sufficient level of precision over all financial statement areas; and
P3 Health Partners Inc. | 2023 Form 10-K | 113

•We did not design and maintain effective controls at a sufficient level of precision over the estimation of claims expense and payable including controls over the review of historical claims data, including the completeness and accuracy of data used to determine the financial statement amounts.
Remediation activities
In response to these material weaknesses, with oversight from the Audit Committee of the Board of Directors, we have continued to implement significant changes to improve our internal control structure. Specifically, we have:
•engaged an external advisor to assist with documenting internal controls, including (i) enhancing controls to ensure proper communication of critical information, review and approvals, (ii) evaluating effectiveness of internal controls, and (iii) assisting with the remediation of deficiencies and training of personnel, as necessary;
•formalized enhanced policies, procedures, and documentation for significant areas of accounting, including each area where a material weakness was identified;
•hired qualified accounting, financial reporting, information technology, and other key management personnel with public company experience;
•implemented a revised information technology general controls framework that is customized to our application landscape and information risks inherent in the financial reporting process;
•implemented user access reviews across all significant information technology applications, standardized and improved the change management process to mitigate execution risks, and provided training to control owners; and
•designed a segregation of duties risk framework in order to establish a technology-enabled process to identify and evaluate user roles to mitigate segregation of duties conflicts.
We are committed to maintaining a strong internal control environment. We are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above. The material weaknesses cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their attestation report, which is included below.
Changes in internal control over financial reporting
Other than the actions taken to remediate our material weaknesses, described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) Insider Trading Arrangements and Policies.
There were no adoptions, modifications, or terminations by directors or officers of written trading arrangements under Exchange Act Rule 10b5-1 during the quarter ended December 31, 2023.
P3 Health Partners Inc. | 2023 Form 10-K | 114

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
P3 Health Partners Inc. | 2023 Form 10-K | 115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
P3 Health Partners Inc.
Henderson, Nevada
Opinion on Internal Control over Financial Reporting
We have audited P3 Health Partners Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and mezzanine equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 28, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. The material weaknesses related to the following: (1) The Company did not have adequate policies and procedures or sufficient qualified resources with appropriate technical knowledge to maintain effective internal controls over the accounting related to significant accounts and related financial statement disclosures; (2) The Company did not design and implement a sufficient risk assessment process to identify and assess risks impacting internal control over financial reporting; (3) The Company had ineffective evaluation and determination as to whether the components of internal control were present and functioning; (4) The Company did not design and implement effective information technology general controls in the areas of user access related to certain information technology systems that support the financial reporting process; (5) The Company did not maintain sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review of account reconciliations and journal entries; (6) The Company did not design and maintain effective management review controls at a sufficient level of precision over all financial statement areas; and (7) The Company did not design and maintain effective controls at a sufficient level of precision over the estimation of claims expense and payable including controls over the review of historical claims data, including the completeness and accuracy of data used to determine the financial statement amounts. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 28, 2024 on those financial statements.
P3 Health Partners Inc. | 2023 Form 10-K | 116

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, P.C.
Las Vegas, Nevada
March 28, 2024
P3 Health Partners Inc. | 2023 Form 10-K | 117

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Form 10-K):

Name	Age	Position at P3	Principal Employment
Executive Officers
Sherif Abdou, M.D.	63	Chief Executive Officer, Director and Co-Founder	Same
Amir Bacchus, M.D.	60	Chief Medical Officer, Director and Co-Founder	Same
Atul Kavthekar	55	Chief Financial Officer	Same

Non-Employee Directors
Mark Thierer	64	Chairman of the Board	Managing Partner of AssetBlue Investment Group, an investment firm
Greg Wasson	65	Director	Co-President and Founder of Wasson Enterprise, a family-based investment office
Lawrence B. Leisure	73	Director	Co-Founder and a Managing Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Mary Tolan	63	Director	Co-Founder and a Managing Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Greg Kazarian	61	Director	Operating Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Thomas E. Price, M.D.	69	Director	Director of: Triumph Orthopedics, LLC; HealthWiseFirst, LLC; Association Health Plans of America, LLC; Transformation Care Network; Botanicals Sciences, LLC; and Capital Ministries (non-profit)
Jeffrey G. Park	52	Director	President of Waltz Health, a digital health company
The remaining information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such information is incorporated herein by reference.
P3 Health Partners Inc. | 2023 Form 10-K | 118

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2023)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	10,671,766	$1.33	5,862,646
_____________________________________________
(1)Consists of the 2021 Plan.
(2)The weighted average exercise price does not include restricted stock units granted under the 2021 Plan.
(3)The number of shares of common stock reserved for issuance under the 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock and Class V common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares (as defined in the 2021 Plan) as is determined by the board of directors.
The remaining information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such information is incorporated herein by reference.
P3 Health Partners Inc. | 2023 Form 10-K | 119

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)(1) Financial Statements.
(a)(2) Financial Statement Schedules.
Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
4.1	Form of Common Stock Certificate of the Company.	S-1	333-251978	4.2	1/19/2021
4.2	Warrant Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40033	4.1	2/16/2021
4.3	Form of Warrant Certificate of the Company.	8-K	001-40033	4.1	2/16/2021
4.4	Description of Registered Securities.	10-K	001-40033	4.4	10/21/2022
P3 Health Partners Inc. | 2023 Form 10-K | 120

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
4.5	Warrant Agreement, dated December 13, 2022, by and between P3 Health Partners LLC and VBC Growth SPV LLC.	8-K	001-40033	10.2	2/13/2022
4.6	Form of Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.1	4/7/2023
4.7	Form of Pre-Funded Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.2	4/7/2023
10.1	First Amendment to Term Loan Agreement, Termination of Management Rights Letter and Consent, dated as of December 3, 2021, by among P3 Health Group Holdings, LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.1	12/9/2021
10.2	Form of Subscription Agreement.	8-K	001-40033	10.2	6/1/2021
10.3	Form of Consent and Amendment to Subscription Agreement.	8-K	001-40033	10.1	11/22/2021
10.4	Registration Rights and Lock-up Agreement, dated December 3, 2021, by and among the registrant, Foresight Sponsor Group, LLC, FA Co-Investment LLC and the P3 Sellers party thereto.	8-K	001-40033	10.4	12/9/2021
10.5	P3 Health Group, LLC Amended and Restated Limited Liability Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC, the registrant and each of the other members party thereto.	8-K	001-40033	10.5	12/9/2021
10.6	Tax Receivable Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC and the members of P3 Health Group, LLC from time to time party thereto.	8-K	001-40033	10.6	12/9/2021
10.7†	Form of Indemnification Agreement for directors and executive officers.	8-K	001-40033	10.7	12/9/2021
10.8†	Form of Indemnification Agreement for sponsor affiliated directors.	8-K	001-40033	10.8	12/9/2021
10.9†	Letter Agreement, dated November 27, 2022, by and between P3 Health Partners Inc. and Atul Kavthekar.	8-K	001-40033	10.2	12/1/2022
10.10†	P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.11†	First Amendment to the P3 Health Partners Inc. 2021 Incentive Award Plan.	10-K	001-40033	10.1	10/21/2022
10.12†	Form of Restricted Stock Unit Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.13†	Form of Stock Option Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.14†	P3 Health Group Holdings, LLC 2017 Management Incentive Plan.	8-K	001-40033	10.2	12/9/2021
10.15†	Form of Incentive Unit Award Agreement under the P3 Health Group Holdings, LLC 2017 Management Incentive Plan.	8-K	001-40033	10.2	12/9/2021
10.16	Form of Joinder and Waiver Agreement.	8-K	001-40033	10.2	12/9/2021
P3 Health Partners Inc. | 2023 Form 10-K | 121

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.17		Escrow Agreement, dated as of December 3, 2021, by and among the Company, P3 Health Group Holdings, LLC, P3 Health Group, LLC, Hudson Vegas Investment SPV, LLC, Mary Tolan and Sherif Abdou, as unitholder representatives and PNC Bank, N.A.	8-K	001-40033	10.2	12/9/2021
10.18		Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated June 28, 2019.	10-K	001-40033	10.2	10/21/2022
10.19		First Amendment to Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated November 19, 2020.	10-K	001-40033	10.2	10/21/2022
10.20		Second Amendment to Term Loan Agreement and First Amendment to Security Agreement, dated as of December 21, 2021, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	10-K	001-40033	10.2	10/21/2022
10.21†		Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.1	5/18/2022
10.22†		Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.2	5/18/2022
10.23†		Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.3	5/18/2022
10.24†		Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.4	5/18/2022
10.25†		Non-Employee Director Compensation Program.	10-K	001-40033	10.3	10/21/2022
10.26		Unsecured Promissory Note, dated December 13, 2022, by and between P3 Health Partners LLC and VBC Growth SPV LLC.	8-K	001-40033	10.1	12/13/2022
10.27		Subordination Agreement, dated as of December 13, 2022, by and among CRG Servicing, LLC and VBC Growth SPV LLC.	8-K	001-40033	10.3	12/13/2022
10.28		Third Amendment to Term Loan Agreement, dated as of December 13, 2022, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	12/13/2022
10.29		Securities Purchase Agreement, dated March 30, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.1	4/7/2023
10.30		Registration Rights Agreement, dated April 6, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	4/7/2023
10.31	*	Amendment No. 1 to Registration Rights Agreement and Waiver, dated November 8, 2023, by and among P3 Health Partners Inc. and certain stockholders party thereto.
P3 Health Partners Inc. | 2023 Form 10-K | 122

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.32		Letter Agreement, dated April 6, 2023, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	4/7/2023
10.33†		Transaction Bonus Restricted Stock Unit Agreement by and between Sherif Abdou, M.D. and P3 Health Partners Inc., dated August 4, 2023.	10-Q	001-40033	10.1	11/8/2023
10.34†		Transaction Bonus Restricted Stock Unit Agreement by and between Amir Bacchus, M.D. and P3 Health Partners Inc., dated August 4, 2023.	10-Q	001-40033	10.2	11/8/2023
10.35		Unsecured Promissory Note, by and between P3 Health Group, LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.1	3/28/2024
10.36		Subordination Agreement, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.2	3/28/2024
10.37		Fourth Amendment to Term Loan Agreement, by and among P3 Health Group, LLC, the subsidiary guarantors party thereto, the lenders party thereto and CRG Servicing LLC.	8-K	001-40033	10.3	3/28/2024
10.38		Consent, by and between P3 Health Group, LLC and VBC Growth SPV LLC.	8-K	001-40033	10.4	3/28/2024
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	*	Policy for Recovery of Erroneously Awarded Compensation.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
P3 Health Partners Inc. | 2023 Form 10-K | 123

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
Item 16. Form 10-K Summary.
None.
P3 Health Partners Inc. | 2023 Form 10-K | 124

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P3 Health Partners Inc.

	By:	/s/ Sherif W. Abdou, M.D.
	Name:	Sherif W. Abdou, M.D.
Date: March 28, 2024	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sherif W. Abdou, M.D.	Chief Executive Officer and Director	March 28, 2024
Sherif W. Abdou, M.D.	(Principal Executive Officer)

/s/ Atul Kavthekar	Chief Financial Officer	March 28, 2024
Atul Kavthekar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Thierer	Chairman of the Board of Directors	March 28, 2024
Mark Thierer

/s/ Amir S. Bacchus, M.D.	Chief Medical Officer and Director	March 28, 2024
Amir S. Bacchus, M.D.

/s/ Gregory N. Kazarian	Director	March 28, 2024
Gregory N. Kazarian

/s/ Lawrence B. Leisure	Director	March 28, 2024
Lawrence B. Leisure

/s/ Jeffrey G. Park	Director	March 28, 2024
Jeffrey G. Park

/s/ Thomas E. Price, M.D.	Director	March 28, 2024
Thomas E. Price, M.D.

/s/ Mary A. Tolan	Director	March 28, 2024
Mary A. Tolan

/s/ Greg Wasson	Director	March 28, 2024
Greg Wasson