Form 10-Q
period 2024-03-31
P3 Health Partners Inc.
filed 2024-05-08
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 1, 2024, the registrant had 119,620,285 shares of Class A common stock, par value $0.0001 and 196,494,420 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
•We may not be able to maintain compliance with our debt covenants in the future, which could result in an event of default.
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 1

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
•We will be required to make payments under the TRA (defined herein) for certain tax benefits we may claim, and the amounts of such payments could be significant.
•Foresight Sponsor Group, LLC and the Chicago Pacific Founders funds, and their respective affiliates and representatives, non-employee directors and other non-employee stockholders are not limited in their ability to compete with us, and the corporate opportunity provisions in our certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to us, which presents potential conflicts of interest.
•The impact of the material weaknesses we have identified in our internal control over financial reporting and our ability to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act.
•We may not be able to maintain compliance with the continued listing rules of The Nasdaq Stock Market, LLC.
•The factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “2023 Form 10-K”), in Part II, Item 1A. “Risk Factors” and Part I,
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 2

Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q and in our subsequent filings with the SEC.
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
Unless the context otherwise requires, “we,” “us,” “our,” “P3” and the “Company” refer to P3 Health Partners Inc. and its subsidiaries. “P3 LLC” refers to the surviving entity after the consummation of a series of business combinations in December 2021, which was renamed P3 Health Group, LLC.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$27,300	$36,320
Restricted cash	5,005	4,614
Health plan receivable, net of allowance for credit losses of $150	143,695	118,497
Clinic fees, insurance and other receivable	48	2,973
Prepaid expenses and other current assets	6,909	3,613
TOTAL CURRENT ASSETS	182,957	166,017
Property and equipment, net	8,121	8,686
Intangible assets, net	645,703	666,733
Other long-term assets	19,144	19,531
TOTAL ASSETS (1)	$855,925	$860,967
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,603	$8,663
Accrued expenses and other current liabilities	28,628	36,884
Accrued payroll	5,048	3,506
Health plan settlements payable	22,048	34,992
Claims payable	222,177	178,009
Premium deficiency reserve	14,670	13,670
Accrued interest	28,035	23,648
Short-term debt	1,441	—
TOTAL CURRENT LIABILITIES	333,650	299,372
Operating lease liability	12,944	13,622
Warrant liabilities	869	1,085
Contingent consideration	4,907	4,907
Long-term debt, net	118,123	108,319
TOTAL LIABILITIES (1)	470,493	427,305
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY:
Redeemable non-controlling interest	238,836	291,532
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 119,409 and 116,588 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	12
Class V common stock, $0.0001 par value; 205,000 shares authorized; 196,494 and 196,569 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	20	20
Additional paid in capital	532,608	509,442
Accumulated deficit	(386,044)	(367,344)
TOTAL STOCKHOLDERS’ EQUITY	146,596	142,130
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$855,925	$860,967
____________________
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $10.5 million and $8.6 million as of March 31, 2024 and December 31, 2023, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $14.9 million and $13.6 million as of March 31, 2024 and December 31, 2023, respectively. These VIE assets and liabilities do not include $44.6 million and $44.2 million of net amounts due to affiliates as of March 31, 2024 and December 31, 2023, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUE:
Capitated revenue	$384,134	$298,704
Other patient service revenue	4,354	3,373
TOTAL OPERATING REVENUE	388,488	302,077
OPERATING EXPENSE:
Medical expense	382,057	285,570
Premium deficiency reserve	1,000	5,140
Corporate, general and administrative expense	27,401	37,643
Sales and marketing expense	322	1,001
Depreciation and amortization	21,539	21,540
TOTAL OPERATING EXPENSE	432,319	350,894
OPERATING LOSS	(43,831)	(48,817)
OTHER INCOME (EXPENSE):
Interest expense, net	(4,256)	(4,086)
Mark-to-market of stock warrants	216	649
Other	337	96
TOTAL OTHER EXPENSE	(3,703)	(3,341)
LOSS BEFORE INCOME TAXES	(47,534)	(52,158)
PROVISION FOR INCOME TAXES	(2,072)	(290)
NET LOSS	(49,606)	(52,448)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(30,906)	(43,249)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(18,700)	$(9,199)

NET LOSS PER SHARE (Note 9):
Basic	$(0.16)	$(0.22)
Diluted	$(0.16)	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	118,887	41,579
Diluted	118,887	41,579

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2022	$516,805	41,579	$4	201,592	$20	$315,375	$(309,545)	$5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Vesting of Class V common stock awards	—	—	—	275	—	—	—	—
Equity-based compensation	291	—	—	—	—	686	—	686
Net loss	(43,249)	—	—	—	—	—	(9,199)	(9,199)
STOCKHOLDERS’ EQUITY, March 31, 2023	$473,723	41,579	$4	201,867	$20	$316,061	$(318,770)	$(2,685)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	116,588	$12	196,569	$20	$509,442	$(367,344)	$142,130
Exchanges of redeemable non-controlling interest for Class A common stock	—	75	—	(75)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	2,746	—	—	—	(73)	—	(73)
Equity-based compensation	—	—	—	—	—	1,449	—	1,449
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(1,211)	—	—	—	—	1,211	—	1,211
Net loss	(30,906)	—	—	—	—	—	(18,700)	(18,700)
STOCKHOLDERS’ EQUITY, March 31, 2024	$238,836	119,409	$12	196,494	$20	$532,608	$(386,044)	$146,596
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 7

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,606)	$(52,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,539	21,540
Equity-based compensation	1,449	977
Amortization of original issue discount and debt issuance costs	(140)	279
Accretion of contingent consideration	—	113
Mark-to-market adjustment of stock warrants	(216)	(649)
Premium deficiency reserve	1,000	5,140
Changes in operating assets and liabilities:
Health plan receivable	(25,198)	(21,273)
Clinic fees, insurance, and other receivable	2,892	2,542
Prepaid expenses and other current assets	(3,296)	(454)
Other long-term assets	(17)	(1,364)
Accounts payable, accrued expenses, and other current liabilities	(5,553)	8,316
Accrued payroll	1,542	(823)
Health plan settlements payable	(12,944)	(1,224)
Claims payable	44,168	13,690
Accrued interest	4,387	2,275
Operating lease liability	(37)	(359)
Net cash used in operating activities	(20,030)	(23,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(464)
Net cash used in investing activities	—	(464)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	10,000	14,102
Proceeds from at-the-market sales, net of offering costs paid	33	—
Payment of tax withholdings upon settlement of restricted stock unit awards	(73)	—
Repayment of short-term and long-term debt	(430)	—
Proceeds from short-term debt	1,871	—
Net cash provided by financing activities	11,401	14,102
Net change in cash and restricted cash	(8,629)	(10,084)
Cash and restricted cash, beginning of period	40,934	18,457
Cash and restricted cash, end of period	$32,305	$8,373
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q1 2024 Form 10-Q | 9

Note 1: Organization
P3 Health Partners Inc. (“P3”) is a patient-centered and physician-led population health management company and, for accounting purposes, the successor to P3 Health Group Holdings, LLC and its subsidiaries (collectively, “P3 LLC,” and together with P3, the “Company”) after the consummation of a series of business combinations in December 2021 with Foresight Acquisition Corp. (the “Business Combinations”). As the sole manager of P3 LLC, P3 operates and controls all of the business and affairs of P3 LLC and P3’s only assets are equity interests in P3 LLC.
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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $49.6 million and $52.4 million for the three months ended March 31, 2024 and 2023, respectively. Such losses were primarily the result of costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of March 31, 2024 and December 31, 2023, the Company had $27.3 million and $36.3 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations, and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3: Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 10

unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The consolidated operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
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
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, revenue recognition, the liability for unpaid claims, equity-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived assets (including intangibles), fair value of liability classified instruments, and judgments related to deferred income taxes. The Company bases its estimates on the best information available at the time, its experiences, and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 11

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within Annual Report on Form 10-K for the year ended December 31, 2023. No changes to significant accounting policies have occurred since December 31, 2023.
Revenue Recognition
In the first quarter of 2024, the Company released a portion of the constraint applied in previous periods with respect to risk adjustment revenue for dates of service in 2023, which resulted in an increase to capitation revenue in the amount of $7.7 million for the three months ended March 31, 2024.
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Three Months Ended March 31, 2024	% of Total	Three Months Ended March 31, 2023	% of Total
	(dollars in thousands)
Capitated revenue	$384,134	98.9%	$298,704	98.9%
Other patient service revenue:
Clinical fees & insurance revenue	1,945	0.5	1,480	0.5
Care coordination / management fees	2,390	0.6	1,850	0.6
Incentive fees	19	0.0	43	0.0
Total other patient service revenue	4,354	1.1	3,373	1.1
Total revenue	$388,488	100.0%	$302,077	100.0%
During each of the three months ended March 31, 2024 and 2023, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 61% of the Company’s total revenue. Four and three health plan customers accounted for 10% or more of total health plan receivable as of March 31, 2024 and December 31, 2023, respectively.
Note 4: Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”)
Accounting Standards Update (“ASU”) 2024-02 removes references to various Financial Accounting Standards Board (“FASB”) Concepts Statements from the FASB accounting standards codification (the “Codification”) to simplify and clarify the accounting guidance. The ASU aims to distinguish between authoritative and nonauthoritative literature and to address unintended applications of guidance. The Company adopted ASU 2024-02 effective January 1, 2024. The guidance will be applied prospectively to all new transactions recognized on or after January 1, 2024.
ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)
ASU 2020-06 eliminates two of the three models in ASC 470-20 that require issuers to separately account for embedded conversion features and eliminates some of the requirements for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 effective January 1, 2024 using the modified retrospective method. The Company’s liability-classified stock warrants remained classified as liabilities under the amended guidance. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 12

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
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments require retrospective application to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is evaluating the effect ASU 2023-07 will have on its financial statements and related disclosures.
ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”)
ASU 2023-06 clarifies or improves disclosure and presentation requirements on a variety of topics and aligns the requirements in the Codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this update should be applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is evaluating the effect ASU 2023-06 will have on its consolidated financial statements and related disclosures.
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of March 31, 2024	$845	$—	$24	$869
Warrant liability as of December 31, 2023	$1,056	$—	$29	$1,085
The key Level 3 inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	March 31, 2024	December 31, 2023
Volatility	88%	75%
Risk-free interest rate	4.50%	4.01%
Exercise price	$11.50	$11.50
Expected term	2.7 Years	2.9 Years
Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, and an increase in the remaining term of the warrants would each result in a directionally similar change in the estimated fair value of the Company’s warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 13

free interest rate would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock and, as such, there is no change in the estimated fair value of the warrant liabilities due to the dividend assumption.
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$29	$40
Mark-to-market adjustment of stock warrants	(5)	(16)
Ending balance	$24	$24
The Company recorded gains on the changes in the fair value of public warrants of $0.2 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following as of:

	March 31, 2024	December 31, 2023
	(in thousands)
Leasehold improvements	$2,935	$2,933
Furniture & fixtures	1,172	1,165
Computer equipment & software	7,086	3,699
Medical equipment	1,106	1,106
Software (development in process)	343	3,877
Vehicles	654	654
Other	34	33
	13,330	13,467
Less: accumulated depreciation	(5,209)	(4,781)
Property and equipment, net	$8,121	$8,686
Total depreciation of property and equipment recognized on the condensed consolidated statements of operations was $0.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 14

Note 7: Intangible Assets
Intangible assets, net consisted of the following as of:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	684,000	(159,600)	524,400	684,000	(142,500)	541,500
Trademarks	148,635	(35,363)	113,272	148,635	(31,671)	116,964
Payor contracts	4,700	(1,058)	3,642	4,700	(940)	3,760
Provider network	4,800	(1,111)	3,689	4,800	(991)	3,809
Total	$842,835	$(197,132)	$645,703	$842,835	$(176,102)	$666,733
Amortization of intangible assets was $21.0 million and $20.9 million during the three months ended March 31, 2024 and 2023, respectively.
Note 8: Debt
Short-term Debt
In January 2024, the Company entered into a short-term financing agreement totaling $2.3 million for the funding of certain insurance policies. The term of the agreement is nine months and the annual interest rate is 8.25%. Remaining scheduled principal payments as of March 31, 2024 are as follows:

Second quarter 2024	$645
Third quarter 2024	645
Fourth quarter 2024	151
Total	$1,441
Long-term Debt
Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
Unsecured promissory note, interest paid at 14.0%, due May 2026	29,102	29,102
VGS 2 Promissory Note	10,375	—
Long-term debt, gross	119,477	109,102
Less: unamortized debt issuance costs and original issue discount	(1,354)	(783)
Long-term debt, net	$118,123	$108,319
VGS 2 Promissory Note
On March 22, 2024, P3 LLC entered into a related party financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 15

2. The VGS 2 Promissory Note provides for funding of up to $25.0 million, available for draw by P3 LLC in two tranches, as follows: (i) a first tranche of $10.0 million which was drawn immediately on March 22, 2024, and (ii) a second tranche of $15.0 million which was drawn on April 5, 2024. The VGS 2 Promissory Note matures on September 30, 2027. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. P3 LLC may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement (defined below), and if not so permitted, such interest shall accrue as PIK interest. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
The VGS 2 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
P3 LLC paid VGS 2 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 2 a back-end fee at the time the VGS 2 Promissory Note is redeemed as follows: (i) if paid prior to June 30, 2024, 2.25%; (ii) if paid after June 30, 2024 and on or before September 30, 2024, 4.5%; (iii) if paid after September 30, 2024 and on or before December 31, 2024, 6.75% and (iv) if paid after December 31, 2024, 9.0%. As of March 31, 2024, the Company had recorded debt issuance costs and original issue discount of $0.4 million related to this financing.
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
Amendment to Term Loan Agreement and Consent
In connection with the transactions described above, P3 LLC entered into that certain (1) Fourth Amendment to Term Loan Agreement (the “Term Loan Amendment”), dated as of the March 22, 2024, by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent and (2) Consent (the “Consent”), dated as of the March 22, 2024, by and between P3 LLC, as borrower, and VBC Growth SPV, LLC, as holder. The Term Loan Amendment and Consent collectively permit the issuance of the VGS 2 Promissory Note and the entry into the 2024 Subordination Agreement.
The Company was in compliance with its covenants under the term loan facility and the unsecured promissory notes as of March 31, 2024; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and the unsecured promissory notes or the lenders of any future indebtedness the Company may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 16

Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(18,700)	$(9,199)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(18,700)	$(9,199)
Effective of dilutive securities:
Shares of Class V common stock	—	—
Net loss attributable to Class A common stockholders–diluted	$(18,700)	$(9,199)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	118,887	41,579
Net loss per share attributable to Class A common stockholders–basic	$(0.16)	$(0.22)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	118,887	41,579
Weighted average effect of dilutive securities:
Shares of Class V common stock	—	—
Weighted average shares outstanding–diluted	118,887	41,579
Net loss per share attributable to Class A common stockholders–diluted	$(0.16)	$(0.22)
Shares of Class V common stock do not share in the earnings or losses of P3 and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share for Class V common stock under the two-class method is not required. The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock warrants (1)	81,938	11,248
Stock options (1)	5,547	5,487
RSUs (1)	4,657	—
Shares of Class V common stock (2)	196,559	201,972
Total	288,701	218,707
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 17

The ownership of the Common Units is summarized as follows:

	March 31, 2024		December 31, 2023
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	119,409	37.8%	116,588	37.2%
Non-controlling interest holders’ ownership of Common Units	196,494	62.2	196,569	62.8
Total Common Units	315,903	100.0%	313,157	100.0%
During the three months ended March 31, 2024, there were an aggregate of 0.1 million shares of Class A common stock issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Agreement (the “P3 LLC A&R LLC Agreement”). There was no Common Unit exchange or redemption activity during the three months ended March 31, 2023.
As of March 31, 2024, there was a $20.6 million remeasurement adjustment recorded as the fair value of redeemable non-controlling interest (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) was less than the carrying value. As of March 31, 2023, there was no remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was less than the carrying value. The offset of the fair value adjustment was recorded to additional paid in capital.
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
Note 12: Commitments and Contingencies
In 2021, a discrepancy was identified in the service agreement with one of the Company’s health plans resulting in a renegotiation of the agreement, which was settled in January 2023 and reflected within health plan settlements payable as of December 31, 2022. The remaining settlement balance within health plan settlements payable was $2.4 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively.
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 18

Since P3 LLC represents substantially all the assets and liabilities of the Company, the following tables provide a summary of the assets, liabilities, and operating performance of only VIEs held at the P3 LLC level.

	March 31, 2024	December 31, 2023
	(in thousands)
ASSETS
Cash	$7,547	$6,491
Clinic fees, insurance and other receivable	1,046	138
Health plan receivable	572	571
Prepaid expenses and other current assets	1,191	1,261
Property and equipment, net	33	23
Other long-term assets	140	153
TOTAL ASSETS	$10,529	$8,637
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$4,946	$5,073
Accrued expenses and other current liabilities	746	515
Accrued payroll	3,508	3,141
Claims payable	4,767	3,973
Other long-term liabilities	939	946
Due to consolidated entities of P3	44,609	44,200
TOTAL LIABILITIES	59,515	57,848
MEMBERS’ DEFICIT	(48,986)	(49,211)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$10,529	$8,637

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$9,764	$10,839
Expense	9,897	13,675
Net loss	$(133)	$(2,836)
Note 14: Subsequent Events
In April 2024, the Company borrowed the remaining availability on the VGS 2 Promissory Note of $15.0 million.
On December 31, 2023, 1,500,000 restricted stock units (“RSU”), each RSU representing the right to receive one share of Class A common stock of the Company, previously granted to Sherif Abdou, M.D., its Chief Executive Officer, vested pursuant to the terms of a Restricted Stock Unit Agreement between the Company and Dr. Abdou. The Company timely paid $0.7 million in withholding taxes attributable to the vesting of the RSUs to the Internal Revenue Service on behalf of Dr. Abdou on January 10, 2024. Dr. Abdou repaid such sum to the Company on May 2, 2024.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
We have leveraged the expertise of our management team’s more than 20 years of experience in population health management, to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient-focused model, 2) physician-led model, and 3) our broad delegated model. Our model operates by entering into arrangements with payors providing for monthly payments to manage the total healthcare needs of members attributed to our primary care physicians. In tandem, we enter into arrangements directly with existing physician groups or independent physicians in the community to join our value-based care (“VBC”) network. In our model, physicians are able to retain their independence and entrepreneurial spirit, while gaining access to the tools, teams and technologies that are key to success in a VBC model, all while sharing in the savings from successfully improving the quality of patient care and reducing costs.
We operate in the $944 billion Medicare market, which covers approximately 67 million eligible lives as of January 2024. Our core focus is the MA market, which makes up approximately 51% of the overall Medicare market, or nearly 31 million Medicare eligible lives in 2023. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,900 physicians, in 27 markets (counties) across five states in over six full years of operations as of March 31, 2024. As of March 31, 2024, our PCP network served approximately 126,800 at-risk members.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 20

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
When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we are able to leverage the investments we previously made to have a faster impact on our expanded footprint. As of March 31, 2024, we operate in 27 markets, markets being counties, across five states.
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through March 31, 2024, we experienced a 97% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 21

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
Effectively Managing Member Medical Expense
Our medical claims expense is our largest expense category, representing 88% of our total operating expense for the three months ended March 31, 2024. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks.
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 22

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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 23

The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(49,606)	$(52,448)
Interest expense, net	4,256	4,086
Depreciation and amortization expense	21,539	21,540
Provision for income taxes	2,072	290
Mark-to-market of stock warrants	(216)	(649)
Premium deficiency reserve	1,000	5,140
Equity-based compensation	1,449	977
Transaction and other related costs(1)	—	70
Other(2)	(264)	1,861
Adjusted EBITDA loss	$(19,770)	$(19,133)
_____________________________________________
(1)Transaction and other related costs during the three months ended March 31, 2023 consisted of legal fees incurred related to acquisition-related litigation.
(2)Other during the three months ended March 31, 2024 consisted of (i) interest income partially offset by (ii) valuation allowance on our notes receivable. Other during the three months ended March 31, 2023 consisted of (i) interest income offset by (ii) a legal settlement outside of the ordinary course of business, (iii) valuation allowance on our notes receivable, (iv) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans, (v) the disposition of our Pahrump operations, (vi) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b).
Medical Margin
Medical margin is a non-GAAP financial metric. We present medical margin because we believe it helps investors understand underlying trends in our business and facilitates an understanding of our operating performance from period to period by facilitating a comparison of our recurring core business operating results.
Medical margin represents the amount earned from capitated revenue after medical claims expenses are deducted. Medical claims expenses represent costs incurred for medical services provided to our members. As our platform grows and matures over time, we expect medical margin to increase in absolute dollars; however, medical margin PMPM may vary as the percentage of new members brought onto our platform fluctuates. New membership added to the platform is typically dilutive to medical margin PMPM.
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
The following table presents our medical margin:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Capitated revenue	$384,134	$298,704
Less: medical claims expense	(347,582)	(259,458)
Medical margin	$36,552	$39,246
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 24

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross profit	$6,431	$16,507
Other patient service revenue	(4,354)	(3,373)
Other medical expense	34,475	26,112
Medical margin	$36,552	$39,246
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
The following table presents our gross profit:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Total operating revenue	$388,488	$302,077
Less: medical claims expense	(347,582)	(259,458)
Less: other medical expense	(34,475)	(26,112)
Gross profit	$6,431	$16,507
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 126,800 and 103,400 at-risk members as of March 31, 2024 and 2023, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,900 and 2,800 primary care physicians as of March 31, 2024 and 2023, respectively.
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 25

The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Platform support costs	$21,272	$30,479
% of total operating revenue	5.5%	10.1%
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 26

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
Other Income (Expense)
Interest expense, net. Interest expense primarily consists of interest on our term loan facility and unsecured promissory notes and amortization of debt issuance costs and original issue discount.
Mark-to-market of stock warrants. Mark-to-market of stock warrants consists of the change in the fair value on the revaluation of warrant liabilities associated with our public and private placement Class A common stock warrants.
Other. Other consists of gains and losses resulting from other transactions.
Income Taxes
P3 LLC is treated as a partnership for U.S. federal and most applicable state and local income tax jurisdictions. As a partnership, P3 LLC is generally not subject to taxes, other than entity level state income taxes, such as the Oregon corporate activity tax, a quasi-gross receipts tax that is levied on our Oregon sourced revenue. Any taxable income or loss generated by P3 LLC is passed through to and included within the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by P3 LLC.
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 27

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31, 2024	% of Revenue	Three Months Ended March 31, 2023	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$384,134	99%	$298,704	99%
Other patient service revenue	4,354	1	3,373	1
Total operating revenue	388,488	100	302,077	100
Operating expense:
Medical expense	382,057	98	285,570	95
Premium deficiency reserve	1,000	0	5,140	2
Corporate, general and administrative expense	27,401	7	37,643	12
Sales and marketing expense	322	0	1,001	0
Depreciation and amortization	21,539	6	21,540	7
Total operating expense	432,319	111	350,894	116
Operating loss	(43,831)	(11)	(48,817)	(16)
Other (expense) income:
Interest expense, net	(4,256)	(1)	(4,086)	(1)
Mark-to-market of stock warrants	216	0	649	0
Other	337	0	96	0
Total other expense	(3,703)	(1)	(3,341)	(1)
Loss before income taxes	(47,534)	(12)	(52,158)	(17)
Provision for income taxes	(2,072)	(1)	(290)	0
Net loss	(49,606)	(13)	(52,448)	(17)
Net loss attributable to redeemable non-controlling interest	(30,906)	(8)	(43,249)	(14)
Net loss attributable to controlling interest	$(18,700)	(5)%	$(9,199)	(3)%
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Capitated revenue	$384,134	$298,704	$85,430	29%
Other patient service revenue	4,354	3,373	981	29%
Total operating revenue	$388,488	$302,077	$86,411	29%
Capitated revenue was $384.1 million for the three months ended March 31, 2024, an increase of $85.4 million, or 29%, compared to $298.7 million for the three months ended March 31, 2023. This increase was primarily driven by a 23% increase in the total number of at-risk members from 103,400 at March 31, 2023 to 126,800 at March 31, 2024, which was primarily due to an increase of nine counties under contract with our health plans, effective January 1, 2024, and a 5% increase in capitated revenue rates, due to increased premiums from patients with a higher average level of acuity. Capitated revenue was approximately 99% of total operating revenue for each of the three months ended March 31, 2024 and 2023.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 28

Other patient service revenue was $4.4 million for the three months ended March 31, 2024, an increase of $1.0 million, or 29%, compared to $3.4 million for the three months ended March 31, 2023. Other patient service revenue was approximately 1% of total operating revenue for each of the three months ended March 31, 2024 and 2023.
Medical Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Medical expense	$382,057	$285,570	$96,487	34%
Medical expense was $382.1 million for the three months ended March 31, 2024, an increase of $96.5 million, or 34%, compared to $285.6 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in the total number of at-risk members year-over-year, as described above, resulting from an increase of nine counties under contract with our health plans, effective January 1, 2024.
Premium Deficiency Reserve

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$1,000	$5,140	$(4,140)	(81)%
Premium deficiency reserve was an expense of $1.0 million for the three months ended March 31, 2024, a decrease of $4.1 million, or 81%, compared to an expense of $5.1 million for the three months ended March 31, 2023. The change was due to management’s assessment of the profitability of contracts, wherein increased membership and the maturation of our overall contractual arrangements are expected to reduce our future losses.
Corporate, General and Administrative Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$27,401	$37,643	$(10,242)	(27)%
Corporate, general and administrative expense was $27.4 million for the three months ended March 31, 2024, a decrease of $10.2 million, or 27%, compared to $37.6 million for the three months ended March 31, 2023. The decrease was primarily driven by decreases of $7.1 million in professional fees supporting our operations as a public company and $2.5 million in salary and related expense as head count decreased 20% from March 31, 2023 to March 31, 2024.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, and
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 29

borrowings under the Term Loan Facility (as defined below). We generate cash from our operations, generally from our contracts with payors. As of March 31, 2024, we had cash and restricted cash of $32.3 million.
We have experienced losses since our inception and net losses of $49.6 million and $52.4 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last seven years and the investments we are making in expanding our business, which require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust our growth trajectory to accommodate our capital needs and look for additional ways to generate cost efficiencies.
Shelf Registration
On November 9, 2023, we filed a shelf Registration Statement on Form S-3 with a capacity of $250 million (the “Shelf Registration”), which was declared effective by the SEC on November 20, 2023, and entered into an Open Market Sales Agreement (“Sales Agreement”) pursuant to which we may issue and sell, from time to time, through the sales agent, shares of our Class A common stock with an aggregate value of up to $75 million. The sales agent will make commercially reasonable efforts, following our instructions, to sell shares over time, adhering to specified limits. Sales will be conducted through at-the-market offerings as defined by Rule 415(a)(4) under the Securities Act. The aggregate value of shares of Class A common stock that may be offered, issued, and sold under the Sales Agreement is included in the aggregate value of securities that may be offered, issued, and sold by us under the Shelf Registration. Upon termination of the Sales Agreement, any unused portion will be available for sale in other offerings pursuant to the Shelf Registration. As of March 31, 2024, we have sold approximately 27,000 shares of our Class A common stock under the Sales Agreement for net proceeds of approximately $33,000.
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
Term Loan
In November 2020, we entered into a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of March 31, 2024, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
We are required to remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. In addition, the Term Loan Agreement restricts our ability and the ability of our subsidiaries to, among other things, incur indebtedness and liens. On an annual basis, we must post a minimum amount of annual revenue equal to $585.0 million in 2024 and $650.0 million in 2025. The maturity date may be accelerated as a remedy under the certain default provisions in the Term Loan Agreement, or in the event a mandatory prepayment event occurs.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 30

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
VGS Promissory Note
On December 13, 2022, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the 2022 Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. The maturity date of the VGS Promissory Note is May 19, 2026. As of March 31, 2024, we had $29.1 million of borrowings outstanding under the VGS Promissory Note, and remaining availability under the VGS Promissory Note ended upon termination of the commitment period on February 3, 2023. We paid VGS an up-front fee of 1.5% and will pay a back-end fee of 9.0% at the time the VGS Promissory Note is paid. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We may elect to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations.
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
VGS 2 Promissory Note
On March 22, 2024, we entered into a financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2 Promissory Note provides for funding of up to $25.0 million, available for draw by P3 LLC in two tranches, as follows: (i) a first tranche of $10.0 million which was immediately drawn on March 22, 2024, and (ii) a second tranche of $15.0 million which was drawn on April 5, 2024. The VGS 2 Promissory Note matures on September 30, 2027. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. We may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 31

Loan Facility. Under the terms of the 2024 Subordination Agreement, we will be required to pay all interest under the VGS 2 Promissory Note in-kind.
We paid VGS 2 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, we will pay VGS 2 a back-end fee at the time the VGS 2 Promissory Note is redeemed as follows: (i) if paid prior to June 30, 2024, 2.25%; (ii) if paid after June 30, 2024 and on or before September 30, 2024, 4.5%; (iii) if paid after September 30, 2024 and on or before December 31, 2024, 6.75% and (iv) if paid after December 31, 2024, 9.0%.
As of March 31, 2024, we were in compliance with the covenants under our Term Loan Facility, VGS Promissory Note, and VGS 2 Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and unsecured promissory note or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.0 million as of March 31, 2024. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of March 31, 2024.
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 32

As of March 31, 2024, there were no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.
Liquidity and Going Concern
As of the date of this Form 10-Q, we believe that our existing cash resources are not sufficient to support planned operations for at least the next year from the issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are issued. In evaluating our ability to continue as a going concern, we considered our current projections of future cash flows, current financial condition, sources of liquidity, and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether we have the ability to meet our obligations. This evaluation of our cash resources available over the next year from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q does not take into consideration the potential mitigating effect of our ongoing efforts to raise capital or our plans that have not been fully implemented or the many factors that determine our capital requirements, including the pace of our growth, ability to manage medical costs and the maturity of our members. We continue to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our Class A common stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms, or potentially at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan. If we are unable to obtain additional funding when needed, we will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations, and future prospects.
The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(20,030)	$(23,722)
Net cash used in investing activities	—	(464)
Net cash provided by financing activities	11,401	14,102
Net change in cash	(8,629)	(10,084)
Cash at beginning of period	40,934	18,457
Cash at end of period	$32,305	$8,373
Operating Activities
Net cash used in operating activities was $20.0 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $23.7 million for the three months ended March 31, 2023. Significant changes impacting net cash used in operating activities during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 were primarily due to changes in working capital.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 33

Investing Activities
Net cash used in investing activities was zero for the three months ended March 31, 2024. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2023, primarily consisting of the acquisition of two medical practices, net of cash acquired, and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $11.4 million for the three months ended March 31, 2024, consisting of proceeds from the issuance of the VGS 2 Promissory Note and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $14.1 million for the three months ended March 31, 2023, consisting of proceeds from the issuance of the VGS Promissory Note.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. On an ongoing basis, we evaluate the continued appropriateness of our accounting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting estimates as disclosed in our 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 4 “Recent Accounting Pronouncements” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of recent accounting standards issued and the anticipated effects on our unaudited condensed consolidated financial statements.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 34

Material weaknesses
In connection with the audit of our financial statements for the years ended December 31, 2023 and 2022, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported, management has identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of March 31, 2024:
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 35

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
Changes in internal control over financial reporting
Other than the actions taken to remediate our material weaknesses, described above, which were ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 36

PART II
Item 1. Legal Proceedings.
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
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 37

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
On November 7, 2022, the Court issued an order denying in part and granting in part the motion to dismiss the breach of fiduciary claims against the officer Defendants, including Mr. Kazarian, Mr. Abdou, Mr. Bacchus, Ms. Glisson, and Ms. Puathasnanon. On November 9, 2022, the Court issued an order denying the motion to dismiss the claim against Mr. Mathur for tortious interference with Hudson’s contract rights. On June 21, 2023, the Court entered a scheduling order for the case, pursuant to which, a five day trial is scheduled to commence on July 22, 2024. The parties are now currently engaged in discovery on Hudson’s surviving claims.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our 2023 Form 10-K. You should carefully consider the risk factors discussed in our 2023 Form 10-K, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 38

Item 6. Exhibits.

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
10.1		Unsecured Promissory Note, by and between P3 Health Group, LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.1	3/28/2024
10.2		Subordination Agreement, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.2	3/28/2024
10.3		Fourth Amendment to Term Loan Agreement, by and among P3 Health Group, LLC, the subsidiary guarantors party thereto, the lenders party thereto and CRG Servicing LLC.	8-K	001-40033	10.3	3/28/2024
10.4		Consent, by and between P3 Health Group, LLC and VBC Growth SPV LLC.	8-K	001-40033	10.4	3/28/2024
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 39

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
P3 Health Partners Inc. | Q1 2024 Form 10-Q | 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024	P3 Health Partners Inc.

	By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)