Form 10-Q
period 2024-06-30
P3 Health Partners Inc.
filed 2024-08-07
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, the registrant had 161,762,058 shares of Class A common stock, par value $0.0001 and 195,956,984 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, and our ability to regain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 1

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
•Our ability to maintain the listing of our securities on The Nasdaq Stock Market, LLC.
•The factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 2

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
Unless the context otherwise requires, “we,” “us,” “our,” “P3” and the “Company” refer to P3 Health Partners Inc. and its subsidiaries. “P3 LLC” refers to the surviving entity after the consummation of a series of business combinations in December 2021 with Foresight Acquisition Corp. (the “Business Combinations”), which was renamed P3 Health Group, LLC.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$73,086	$36,320
Restricted cash	5,116	4,614
Health plan receivable, net of allowance for credit losses of $150	153,259	118,497
Clinic fees, insurance and other receivable	2,165	2,973
Prepaid expenses and other current assets	8,478	3,613
TOTAL CURRENT ASSETS	242,104	166,017
Property and equipment, net	7,537	8,686
Intangible assets, net	624,673	666,733
Other long-term assets	18,445	19,531
TOTAL ASSETS (1)	$892,759	$860,967
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,989	$8,663
Accrued expenses and other current liabilities	39,900	36,884
Accrued payroll	3,744	3,506
Health plan settlements payable	22,851	34,992
Claims payable	233,761	178,009
Premium deficiency reserve	11,273	13,670
Accrued interest	31,905	23,648
Short-term debt	831	—
TOTAL CURRENT LIABILITIES	352,254	299,372
Operating lease liability	12,192	13,622
Warrant liabilities	25,455	1,085
Contingent consideration	4,907	4,907
Long-term debt, net	133,124	108,319
TOTAL LIABILITIES (1)	527,932	427,305
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	197,987	291,532
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 161,762 and 116,588 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	16	12
Class V common stock, $0.0001 par value; 205,000 shares authorized; 195,957 and 196,569 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	20	20
Additional paid in capital	564,868	509,442
Accumulated deficit	(398,064)	(367,344)
TOTAL STOCKHOLDERS’ EQUITY	166,840	142,130
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$892,759	$860,967
____________________
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $11.1 million and $8.6 million as of June 30, 2024 and December 31, 2023, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $14.3 million and $13.6 million as of June 30, 2024 and December 31, 2023, respectively. These VIE assets and liabilities do not include $47.0 million and $44.2 million of net amounts due to affiliates as of June 30, 2024 and December 31, 2023, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUE:
Capitated revenue	$374,306	$325,616	$758,440	$624,320
Other patient service revenue	4,851	3,470	9,205	6,843
TOTAL OPERATING REVENUE	379,157	329,086	767,645	631,163
OPERATING EXPENSE:
Medical expense	365,171	302,271	747,228	587,841
Premium deficiency reserve	(3,397)	(2,012)	(2,397)	3,128
Corporate, general and administrative expense	26,610	27,223	54,011	64,866
Sales and marketing expense	414	857	736	1,858
Depreciation and amortization	21,693	21,780	43,232	43,320
TOTAL OPERATING EXPENSE	410,491	350,119	842,810	701,013
OPERATING LOSS	(31,334)	(21,033)	(75,165)	(69,850)
OTHER INCOME (EXPENSE):
Interest expense, net	(5,436)	(3,851)	(9,692)	(7,937)
Mark-to-market of stock warrants	8,673	(1,731)	8,889	(1,082)
Other	291	(741)	628	(645)
TOTAL OTHER EXPENSE	3,528	(6,323)	(175)	(9,664)
LOSS BEFORE INCOME TAXES	(27,806)	(27,356)	(75,340)	(79,514)
PROVISION FOR INCOME TAXES	(968)	(226)	(3,040)	(516)
NET LOSS	(28,774)	(27,582)	(78,380)	(80,030)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(16,754)	(17,766)	(47,660)	(61,015)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(12,020)	$(9,816)	$(30,720)	$(19,015)

NET LOSS PER SHARE (Note 9):
Basic	$(0.09)	$(0.09)	$(0.24)	$(0.25)
Diluted	$(0.15)	$(0.09)	$(0.30)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	136,601	107,454	127,806	74,699
Diluted	141,083	107,454	130,047	276,028

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2022	$516,805	41,579	$4	201,592	$20	$315,375	$(309,545)	$5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Vesting of Class V common stock awards	—	—	—	275	—	—	—	—
Equity-based compensation	291	—	—	—	—	686	—	686
Net loss	(43,249)	—	—	—	—	—	(9,199)	(9,199)
STOCKHOLDERS’ EQUITY, March 31, 2023	473,723	41,579	4	201,867	20	316,061	(318,770)	(2,685)
Exchanges of redeemable non-controlling interest for Class A common stock	—	3,362	—	(3,362)	—	—	—	—
Equity-based compensation	291	—	—	—	—	740	—	740
Fair value adjustment to redeemable non-controlling interest	330,617	—	—	—	—	(330,617)	—	(330,617)
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(119,630)	—	—	—	—	119,630	—	119,630
Private placement, net of offering costs	—	69,157	7	—	—	86,575	—	86,582
Net loss	(17,766)	—	—	—	—	—	(9,816)	(9,816)
STOCKHOLDERS’ EQUITY, June 30, 2023	$667,235	114,098	$11	198,505	$20	$192,389	$(328,586)	$(136,166)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	116,588	$12	196,569	$20	$509,442	$(367,344)	$142,130
Exchanges of redeemable non-controlling interest for Class A common stock	—	75	—	(75)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	2,746	—	—	—	(73)	—	(73)
Equity-based compensation	—	—	—	—	—	1,449	—	1,449
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(1,211)	—	—	—	—	1,211	—	1,211
Net loss	(30,906)	—	—	—	—	—	(18,700)	(18,700)
STOCKHOLDERS’ EQUITY, March 31, 2024	238,836	119,409	12	196,494	20	532,608	(386,044)	146,596
Exchanges of redeemable non-controlling interest for Class A common stock	—	537	—	(537)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	212	—	—	—	(30)	—	(30)
Equity-based compensation	—	—	—	—	—	1,624	—	1,624
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(24,095)	—	—	—	—	24,095	—	24,095
Private placement, net of offering costs	—	41,604	4	—	—	6,571	—	6,575
Net loss	(16,754)	—	—	—	—	—	(12,020)	(12,020)
STOCKHOLDERS’ EQUITY, June 30, 2024	$197,987	161,762	$16	195,957	$20	$564,868	$(398,064)	$166,840
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 7

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,380)	$(80,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,232	43,320
Equity-based compensation	3,073	2,008
Amortization of original issue discount and debt issuance costs	(91)	340
Accretion of contingent consideration	—	113
Mark-to-market adjustment of stock warrants	(8,889)	1,082
Premium deficiency reserve	(2,397)	3,128
Changes in operating assets and liabilities:
Health plan receivable	(34,762)	(30,540)
Clinic fees, insurance, and other receivable	775	5,563
Prepaid expenses and other current assets	(4,865)	139
Other long-term assets	60	(1,289)
Accounts payable, accrued expenses, and other current liabilities	30	1,924
Accrued payroll	238	(3,086)
Health plan settlements payable	(12,141)	(6,730)
Claims payable	55,752	7,321
Accrued interest	8,257	4,625
Operating lease liability	(164)	(452)
Net cash used in operating activities	(30,272)	(52,564)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,652)
Net cash used in investing activities	—	(1,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	25,000	14,102
Payment of debt issuance costs	—	(173)
Proceeds from private placement offering, net of offering costs paid	42,234	87,329
Proceeds from at-the-market sales, net of offering costs paid	33	—
Deferred offering costs paid	(455)	—
Payment of tax withholdings upon settlement of restricted stock unit awards	(103)	—
Repayment of short-term and long-term debt	(1,040)	—
Proceeds from short-term debt	1,871	—
Net cash provided by financing activities	67,540	101,258
Net change in cash and restricted cash	37,268	47,042
Cash and restricted cash, beginning of period	40,934	18,457
Cash and restricted cash, end of period	$78,202	$65,499
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q2 2024 Form 10-Q | 9

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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $28.8 million and $27.6 million for the three months ended June 30, 2024 and 2023, respectively, and $78.4 million and $80.0 million for the six months ended June 30, 2024 and 2023, respectively. Such losses were primarily the result of costs incurred in adding new members, building relationships with physician partners and payors, and developing new services. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of June 30, 2024 and December 31, 2023, the Company had $73.1 million and $36.3 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations, and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3: Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 10

instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The consolidated operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 11

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within Annual Report on Form 10-K for the year ended December 31, 2023. No changes to significant accounting policies have occurred since December 31, 2023.
Revenue Recognition
In the first quarter of 2024, the Company released a portion of the constraint applied in previous periods with respect to risk adjustment revenue for dates of service in 2023, which resulted in increases to capitation revenue of $7.5 million and $15.2 million for the three and six months ended June 30, 2024, respectively.
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Three Months Ended June 30, 2024	% of Total	Three Months Ended June 30, 2023	% of Total
	(dollars in thousands)
Capitated revenue	$374,306	98.7%	$325,616	98.9%
Other patient service revenue:
Clinical fees & insurance revenue	1,107	0.3	1,164	0.4
Care coordination / management fees	3,603	1.0	2,065	0.6
Incentive fees	141	0.0	241	0.1
Total other patient service revenue	4,851	1.3	3,470	1.1
Total revenue	$379,157	100.0%	$329,086	100.0%

Revenue Type	Six Months Ended June 30, 2024	% of Total	Six Months Ended June 30, 2023	% of Total
	(dollars in thousands)
Capitated revenue	$758,440	98.8%	$624,320	98.9%
Other patient service revenue:
Clinical fees & insurance revenue	3,052	0.4	2,644	0.4
Care coordination / management fees	5,993	0.8	3,915	0.6
Incentive fees	160	0.0	284	0.1
Total other patient service revenue	9,205	1.2	6,843	1.1
Total revenue	$767,645	100.0%	$631,163	100.0%
During each of the three months ended June 30, 2024 and 2023, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 59% and 62% of the Company’s total revenue, respectively. During each of the six months ended June 30, 2024 and 2023, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 60% and 62% of the Company’s total revenue, respectively. Three health plan customers accounted for 10% or more of total health plan receivable each as of June 30, 2024 and December 31, 2023.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 12

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
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments require retrospective application to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is evaluating the effect ASU 2023-07 will have on its consolidated financial statements and related disclosures.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 13

Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of June 30, 2024	$950	$—	$24,505	$25,455
Warrant liability as of December 31, 2023	$1,056	$—	$29	$1,085
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	June 30, 2024	December 31, 2023
Volatility	95%	75%
Risk-free interest rate	4.33%	4.01%
Exercise price	$0.51	$11.50
Expected term	6.9 Years	2.9 Years
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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$29	$40
Issuance of Common Warrants (see Note 12)	33,259	—
Mark-to-market adjustment of stock warrants	(8,783)	27
Ending balance	$24,505	$67
The Company recorded a gain of $8.7 million and loss of $1.7 million from changes in the fair value of stock warrants for the three months ended June 30, 2024 and 2023, respectively, and a gain of $8.9 million and loss of $1.1 million from changes in the fair value of stock warrants for the six months ended June 30, 2024 and 2023, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 14

Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following as of:

	June 30, 2024	December 31, 2023
	(in thousands)
Leasehold improvements	$3,001	$2,933
Furniture & fixtures	1,175	1,165
Computer equipment & software	7,079	3,699
Medical equipment	1,106	1,106
Software (development in process)	343	3,877
Vehicles	660	654
Other	7	33
	13,371	13,467
Less: accumulated depreciation	(5,834)	(4,781)
Property and equipment, net	$7,537	$8,686
Total depreciation of property and equipment recognized on the condensed consolidated statements of operations was $0.6 million for each of the three months ended June 30, 2024 and 2023, and $1.1 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.
Note 7: Intangible Assets
Intangible assets, net consisted of the following as of:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	684,000	(176,700)	507,300	684,000	(142,500)	541,500
Trademarks	148,635	(39,056)	109,579	148,635	(31,671)	116,964
Payor contracts	4,700	(1,175)	3,525	4,700	(940)	3,760
Provider network	4,800	(1,231)	3,569	4,800	(991)	3,809
Total	$842,835	$(218,162)	$624,673	$842,835	$(176,102)	$666,733
Amortization of intangible assets was $21.0 million and $21.1 million during the three months ended June 30, 2024 and 2023, respectively, and $42.1 million and $42.0 million during the six months ended June 30, 2024 and 2023, respectively.
Note 8: Debt
Short-term Debt
In January 2024, the Company entered into a short-term financing agreement totaling $1.9 million for the funding of certain insurance policies. The term of the agreement is nine months and the annual interest rate is 8.25%. Remaining
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 15

scheduled principal payments as of June 30, 2024 are $0.6 million to be paid in the third quarter of 2024 and $0.2 million to be paid in the fourth quarter of 2024.
Long-term Debt
Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
Unsecured promissory note, interest paid at 14.0%, due May 2026	29,102	29,102
VGS 2 Promissory Note	25,375	—
Long-term debt, gross	134,477	109,102
Less: unamortized debt issuance costs and original issue discount	(1,353)	(783)
Long-term debt, net	$133,124	$108,319
VGS 2 Promissory Note
On March 22, 2024, P3 LLC entered into a related party financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2 Promissory Note provided for funding of up to $25.0 million. The VGS 2 Promissory Note matures on September 30, 2027. P3 LLC paid VGS 2 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. P3 LLC may elect to pay either (1) 8.0% cash interest and 9.5% interest paid in-kind (“PIK”), or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement (defined below), and if not so permitted, such interest shall accrue as PIK interest. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
The VGS 2 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In addition, P3 LLC will pay VGS 2 a back-end fee at the time the VGS 2 Promissory Note is redeemed as follows: (i) if paid after June 30, 2024 and on or before September 30, 2024, 4.5%; (ii) if paid after September 30, 2024 and on or before December 31, 2024, 6.75% and (iii) if paid after December 31, 2024, 9.0%. As of June 30, 2024, the Company had recorded debt issuance costs and original issue discount of $0.5 million related to this financing.
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
Amendment to Term Loan Agreement and Consent
In connection with the transactions described above, P3 LLC entered into that certain (i) Fourth Amendment to Term Loan Agreement (the “Term Loan Amendment”), dated as of the March 22, 2024, by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent and (ii) Consent (the “Consent”), dated as of the March 22, 2024, by and between P3 LLC, as
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 16

borrower, and VBC Growth SPV, LLC, as holder. The Term Loan Amendment and Consent collectively permit the issuance of the VGS 2 Promissory Note and the entry into the 2024 Subordination Agreement.
The Company was in compliance with its covenants under the term loan facility and the unsecured promissory notes as of June 30, 2024; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and the unsecured promissory notes or the lenders of any future indebtedness the Company may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(12,020)	$(9,816)	$(30,720)	$(19,015)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(12,020)	$(9,816)	$(30,720)	$(19,015)
Effective of dilutive securities:
Shares of Class V common stock	—	—	—	(61,015)
Liability-classified warrants	(8,779)	—	(8,779)	—
Net loss attributable to Class A common stockholders–diluted	$(20,799)	$(9,816)	$(39,499)	$(80,030)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	136,601	107,454	127,806	74,699
Net loss per share attributable to Class A common stockholders–basic	$(0.09)	$(0.09)	$(0.24)	$(0.25)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	136,601	107,454	127,806	74,699
Weighted average effect of dilutive securities:
Shares of Class V common stock	—	—	—	201,329
Liability-classified warrants	4,482	—	2,241	—
Weighted average shares outstanding–diluted	141,083	107,454	130,047	276,028
Net loss per share attributable to Class A common stockholders–diluted	$(0.15)	$(0.09)	$(0.30)	$(0.29)
Shares of Class V common stock do not share in the earnings or losses of P3 and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share for Class V common stock under the
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 17

two-class method is not required. The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock warrants (1)	107,718	81,938	107,718	81,938
Stock options (1)	21,530	5,924	21,530	5,924
Restricted stock units (1)	8,932	1,250	8,932	1,250
Restricted stock awards (1)	—	250	—	250
Shares of Class V common stock (2)	195,957	198,610	195,957	—
Total	334,137	287,972	334,137	89,362
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
The ownership of the Common Units is summarized as follows:

	June 30, 2024		December 31, 2023
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	161,762	45.2%	116,588	37.2%
Non-controlling interest holders’ ownership of Common Units	195,957	54.8	196,569	62.8
Total Common Units	357,719	100.0%	313,157	100.0%
During the six months ended June 30, 2024 and 2023, there were an aggregate of 0.6 million shares and 3.4 million shares, respectively, of Class A common stock issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Agreement (the “P3 LLC A&R LLC Agreement”).
As of June 30, 2024, there was no remeasurement adjustment recorded as the fair value of redeemable non-controlling interest (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) was less than the carrying value. As of June 30, 2023, there was a $330.6 million remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was greater than the carrying value. The offset of the fair value adjustment was recorded to additional paid in capital.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 18

Note 12: Capitalization
May 2024 Private Placement
On May 24, 2024, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated May 22, 2024 with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP”), and institutional investors, the Company issued approximately 67.4 million units at a price of approximately $0.6270 per unit. Each unit consists of one share of Class A common stock and a warrant (the “Common Warrants”) to purchase one share of Class A common stock at an exercise price of $0.5020. Certain institutional investors elected to receive pre-funded warrants (the “Pre-Funded Warrants,” and together with the Common Warrants, the “Warrants”) to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 41.6 million shares of its Class A common stock (the “Shares”), (ii) Common Warrants to purchase an aggregate of 67.4 million shares of Class A common stock, and (iii) Pre-Funded Warrants to purchase an aggregate of 25.8 million shares of Class A common stock for aggregate proceeds of $39.8 million, net of $2.4 million in offering costs (collectively, the “May 2024 Private Placement”). The Common Warrants were recorded as liability-classified financial instruments and the Pre-Funded Warrants were recorded as equity-classified financial instruments.
The key Level 3 inputs into the option pricing model related to the Common Warrants were as follows:

Volatility	95%
Risk-free interest rate	4.50%
Exercise price	$0.50
Expected term	7.0 Years
Registration Rights Agreement
On May 24, 2024, in connection with the May 2024 Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the Shares and shares of common stock issuable upon exercise of the Warrants, which was filed with the SEC on June 18, 2024 and declared effective by the SEC on June 27, 2024. The Registration Rights Agreement also contains certain shelf takedown and piggyback rights.
The Company has also agreed, among other things, to indemnify the Purchasers, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.
Amended and Restated Letter Agreement with CPF
On May 24, 2024, in connection with entry into the Purchase Agreement, the Company entered into an amended and restated letter agreement (the “Amended and Restated Letter Agreement”) with CPF GP, and Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III,” and together with CPF GP, “CPF”) (on behalf of the funds of which CPF GP is the general partner, certain funds of which CPF GP III is the general partner and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”)). The Amended and Restated Letter Agreement provides that for as long as the CPF Parties own 40% of the Company’s outstanding common stock, (i) CPF will be entitled to designate one additional independent member of the Company’s board of directors, and (ii) CPF will be entitled to certain information rights and protective provisions. As of the date of the issuance of these financial statements, CPF has not exercised its right to designate a director under the terms of the Amended and Restated Letter Agreement. The CPF Parties also agreed to extend a standstill restriction that limits the ownership of the CPF Parties to 49.99% of the Company’s Class A common stock and Class V common stock from the date of the closing of the May 2024 Private Placement to July 31, 2025.
Restricted Stock Unit Settlement
On December 31, 2023, 1.5 million restricted stock units (“RSU”), each RSU representing the right to receive one share of Class A common stock of the Company, previously granted to Sherif Abdou, M.D., the Company’s former Chief
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 19

Executive Officer, vested pursuant to the terms of a Restricted Stock Unit Agreement between the Company and Dr. Abdou. The Company timely paid $0.7 million in withholding taxes attributable to the vesting of the RSUs to the Internal Revenue Service on behalf of Dr. Abdou on January 10, 2024. Dr. Abdou repaid such sum to the Company on May 2, 2024.
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

	June 30, 2024	December 31, 2023
	(in thousands)
ASSETS
Cash	$7,865	$6,491
Clinic fees, insurance and other receivable	1,557	138
Health plan receivable	576	571
Prepaid expenses and other current assets	931	1,261
Property and equipment, net	46	23
Other long-term assets	129	153
TOTAL ASSETS	$11,104	$8,637
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$4,393	$5,073
Accrued expenses and other current liabilities	955	515
Accrued payroll	3,433	3,141
Claims payable	4,600	3,973
Other long-term liabilities	934	946
Due to consolidated entities of P3	47,018	44,200
TOTAL LIABILITIES	61,333	57,848
MEMBERS’ DEFICIT	(50,229)	(49,211)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$11,104	$8,637
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 20

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$9,354	$9,511	$19,118	$20,350
Expense	9,803	11,847	19,700	25,522
Net loss	$(449)	$(2,336)	$(582)	$(5,172)
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 21

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
We operate in the $944 billion Medicare market, which covers approximately 67.2 million eligible lives as of March 2024. Our core focus is the MA market, which makes up approximately 51% of the overall Medicare market, or nearly 31 million Medicare eligible lives in 2023. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,900 physicians, in 27 markets (counties) across five states in over six full years of operations as of June 30, 2024. As of June 30, 2024, our PCP network served approximately 128,100 at-risk members.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 22

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
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through June 30, 2024, we experienced a 96% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 23

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
Effectively Managing Member Medical Expense
Our medical claims expense is our largest expense category, representing 89% of our total operating expense for the six months ended June 30, 2024. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions. The power of our model is reflected in the relative performance of our network when compared to local FFS benchmarks.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 24

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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 25

The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(28,774)	$(27,582)	$(78,380)	$(80,030)
Interest expense, net	5,436	3,851	9,692	7,937
Depreciation and amortization	21,693	21,780	43,232	43,320
Provision for income taxes	968	226	3,040	516
Mark-to-market of stock warrants	(8,673)	1,731	(8,889)	1,082
Premium deficiency reserve	(3,397)	(2,012)	(2,397)	3,128
Equity-based compensation	1,624	1,031	3,073	2,008
Other(1)	2,276	1,192	2,012	3,053
Transaction and other related costs(2)	—	—	—	70
Adjusted EBITDA (loss)	$(8,847)	$217	$(28,617)	$(18,916)
_____________________________________________
(1)Other during the three and six months ended June 30, 2024 consisted of (i) interest income offset by (ii) severance and related expense in connection with our chief executive officer transition, and (iii) valuation allowance on our notes receivable. Other during the three and six months ended June 30, 2023 consisted of (i) interest income offset by (ii) cybersecurity incident loss, (iii) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans, (iv) the disposition of our Pahrump operations, (v) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b) with respect to the six months ended June 30, 2023, (vi) a legal settlement outside of the ordinary course of business with respect to the six months ended June 30, 2023, and (vii) valuation allowance on our notes receivable.
(2)Transaction and other related costs during the six months ended June 30, 2023 consisted of legal fees incurred related to acquisition-related litigation.
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
The following table presents our medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Capitated revenue	$374,306	$325,616	$758,440	$624,320
Less: medical claims expense	(333,217)	(275,121)	(680,799)	(534,579)
Medical margin	$41,089	$50,495	$77,641	$89,741
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 26

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$13,986	$26,815	$20,417	$43,322
Other patient service revenue	(4,851)	(3,470)	(9,205)	(6,843)
Other medical expense	31,954	27,150	66,429	53,262
Medical margin	$41,089	$50,495	$77,641	$89,741
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
The following table presents our gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Total operating revenue	$379,157	$329,086	$767,645	$631,163
Less: medical claims expense	(333,217)	(275,121)	(680,799)	(534,579)
Less: other medical expense	(31,954)	(27,150)	(66,429)	(53,262)
Gross profit	$13,986	$26,815	$20,417	$43,322
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 128,100 and 104,100 at-risk members as of June 30, 2024 and 2023, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,900 and 2,600 primary care physicians as of June 30, 2024 and 2023, respectively.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 27

The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Platform support costs	$20,188	$22,172	$41,460	$52,651
% of total operating revenue	5.3%	6.7%	5.4%	8.3%
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 28

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
Other Income (Expense)
Interest expense, net. Interest expense primarily consists of interest on our Term Loan Facility (as defined below) and unsecured promissory notes and amortization of debt issuance costs and original issue discount.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 29

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended June 30, 2024	% of Revenue	Three Months Ended June 30, 2023	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$374,306	99%	$325,616	99%
Other patient service revenue	4,851	1	3,470	1
Total operating revenue	379,157	100	329,086	100
Operating expense:
Medical expense	365,171	96	302,271	92
Premium deficiency reserve	(3,397)	(1)	(2,012)	(1)
Corporate, general and administrative expense	26,610	7	27,223	8
Sales and marketing expense	414	0	857	0
Depreciation and amortization	21,693	6	21,780	7
Total operating expense	410,491	108	350,119	106
Operating loss	(31,334)	(8)	(21,033)	(6)
Other (expense) income:
Interest expense, net	(5,436)	(1)	(3,851)	(1)
Mark-to-market of stock warrants	8,673	2	(1,731)	(1)
Other	291	0	(741)	(0)
Total other expense	3,528	1	(6,323)	(2)
Loss before income taxes	(27,806)	(7)	(27,356)	(8)
Provision for income taxes	(968)	(0)	(226)	(0)
Net loss	(28,774)	(8)	(27,582)	(8)
Net loss attributable to redeemable non-controlling interest	(16,754)	(4)	(17,766)	(5)
Net loss attributable to controlling interest	$(12,020)	(3)%	$(9,816)	(3)%
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 30

	Six Months Ended June 30, 2024	% of Revenue	Six Months Ended June 30, 2023	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$758,440	99%	$624,320	99%
Other patient service revenue	9,205	1	6,843	1
Total operating revenue	767,645	100	631,163	100
Operating expense:
Medical expense	747,228	97	587,841	93
Premium deficiency reserve	(2,397)	0	3,128	0
Corporate, general and administrative expense	54,011	7	64,866	10
Sales and marketing expense	736	0	1,858	0
Depreciation and amortization	43,232	6	43,320	7
Total operating expense	842,810	110	701,013	111
Operating loss	(75,165)	(10)	(69,850)	(11)
Other (expense) income:
Interest expense, net	(9,692)	(1)	(7,937)	(1)
Mark-to-market of stock warrants	8,889	1	(1,082)	(0)
Other	628	0	(645)	(0)
Total other expense	(175)	(0)	(9,664)	(2)
Loss before income taxes	(75,340)	(10)	(79,514)	(13)
Provision for income taxes	(3,040)	(0)	(516)	(0)
Net loss	(78,380)	(10)	(80,030)	(13)
Net loss attributable to redeemable non-controlling interest	(47,660)	(6)	(61,015)	(10)
Net loss attributable to controlling interest	$(30,720)	(4)%	$(19,015)	(3)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Capitated revenue	$374,306	$325,616	$48,690	15%
Other patient service revenue	4,851	3,470	1,381	40%
Total operating revenue	$379,157	$329,086	$50,071	15%
Capitated revenue was $374.3 million for the three months ended June 30, 2024, an increase of $48.7 million, or 15%, compared to $325.6 million for the three months ended June 30, 2023. This increase was primarily driven by a 23% increase in the total number of at-risk members from 104,100 at June 30, 2023 to 128,100 at June 30, 2024, which was primarily due to an increase of nine counties under contract with our health plans, effective January 1, 2024, partially offset by a decrease of $18.7 million of risk adjustment revenue as a portion of the constraint applied in previous periods related to dates of service in 2022 was released during the fourth quarter of 2023. During the three months ended June 30, 2023, the constraint applied in previous periods related to dates of service in 2021 was released during the second quarter of 2023. Capitated revenue was approximately 99% of total operating revenue for each of the three months ended June 30, 2024 and 2023.
Other patient service revenue was $4.9 million for the three months ended June 30, 2024, an increase of $1.4 million, or 40%, compared to $3.5 million for the three months ended June 30, 2023. Other patient service revenue was approximately 1% of total operating revenue for each of the three months ended June 30, 2024 and 2023.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 31

Medical Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Medical expense	$365,171	$302,271	$62,900	21%
Medical expense was $365.2 million for the three months ended June 30, 2024, an increase of $62.9 million, or 21%, compared to $302.3 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in the total number of at-risk members year-over-year, as described above, resulting from an increase of nine counties under contract with our health plans, effective January 1, 2024.
Premium Deficiency Reserve

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(3,397)	$(2,012)	$(1,385)	69%
Premium deficiency reserve was a benefit of $3.4 million for the three months ended June 30, 2024, an increase of $1.4 million, or 69%, compared to a benefit of $2.0 million for the three months ended June 30, 2023. The change was due to management’s assessment of the profitability of contracts, wherein increased membership and the maturation of our overall contractual arrangements are expected to reduce our future losses.
Corporate, General and Administrative Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$26,610	$27,223	$(613)	(2)%
Corporate, general and administrative expense was $26.6 million for the three months ended June 30, 2024, a decrease of $0.6 million, or 2%, compared to $27.2 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease of $1.6 million in professional fees supporting our operations as a public company, partially offset by an increase of $0.6 million in equity-based compensation expense.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Operating revenue:	$758,440	$624,320	$134,120	21%
Capitated revenue	9,205	6,843	2,362	35%
Other patient service revenue	$767,645	$631,163	$136,482	22%
Capitated revenue was $758.4 million for the six months ended June 30, 2024, an increase of $134.1 million, or 21%, compared to $624.3 million for the six months ended June 30, 2023. This increase was primarily driven by a 23% increase in the total number of at-risk members from 104,100 at June 30, 2023 to 128,100 at June 30, 2024, which was primarily due to an increase of nine counties under contract with our health plans, effective January 1, 2024. Capitated revenue was approximately 99% of total operating revenue for each of the six months ended June 30, 2024 and 2023.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 32

Other patient service revenue was $9.2 million for the six months ended June 30, 2024, an increase of $2.4 million, or 35%, compared to $6.8 million for the six months ended June 30, 2023. Other patient service revenue was approximately 1% of total operating revenue for each of the six months ended June 30, 2024 and 2023.
Medical Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Medical expense	$747,228	$587,841	$159,387	27%
Medical expense was $747.2 million for the six months ended June 30, 2024, an increase of $159.4 million, or 27%, compared to $587.8 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in the total number of at-risk members year-over-year, as described above, resulting from an increase of nine counties under contract with our health plans, effective January 1, 2024.
Premium Deficiency Reserve

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(2,397)	$3,128	$(5,525)	(177)%
Premium deficiency reserve was a benefit of $2.4 million for the six months ended June 30, 2024 compared to an expense of $3.1 million for the six months ended June 30, 2023. The change was due to management’s assessment of the profitability of contracts, wherein increased membership and the maturation of our overall contractual arrangements are expected to reduce our future losses.
Corporate, General and Administrative Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$54,011	$64,866	$(10,855)	(17)%
Corporate, general and administrative expense was $54.0 million for the six months ended June 30, 2024, a decrease of $10.9 million, or 17%, compared to $64.9 million for the six months ended June 30, 2023. The decrease was driven by decreases of $8.7 million in professional fees supporting our operations as a public company and $2.2 million in salary and related expense.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, and
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 33

borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of June 30, 2024, we had cash and restricted cash of $78.2 million.
We have experienced losses since our inception and net losses of $28.8 million and $78.4 million for the three and six months ended June 30, 2024, respectively. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last seven years and the investments we are making in expanding our business, which require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust our growth trajectory to accommodate our capital needs and look for additional ways to generate cost efficiencies.
May 2024 Private Placement
On May 24, 2024, pursuant to a securities purchase agreement, dated May 22, 2024, with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP”), and institutional investors, we issued approximately 67.4 million units at a price of approximately $0.6270 per unit. Each unit consists of one share of Class A common stock and a warrant (the “Common Warrants”) to purchase one share of Class A common stock at an exercise price of $0.5020. Certain institutional investors elected to receive pre-funded warrants (the “Pre-Funded Warrants,” and together with the Common Warrants, the “Warrants”) to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 41.6 million shares of Class A common stock, (ii) Common Warrants to purchase an aggregate of 67.4 million shares of Class A common stock, and (iii) Pre-Funded Warrants to purchase an aggregate of 25.8 million shares of Class A common stock for aggregate proceeds of $39.8 million, net of $2.4 million in offering costs (collectively, the “May 2024 Private Placement”). See Note 12 “Capitalization” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information about the May 2024 Private Placement.
Shelf Registration
On November 9, 2023, we filed a shelf Registration Statement on Form S-3 with a capacity of $250 million (the “Shelf Registration”), which was declared effective by the SEC on November 20, 2023, and entered into an Open Market Sales Agreement (“Sales Agreement”) pursuant to which we may issue and sell, from time to time, through the sales agent, shares of our Class A common stock with an aggregate value of up to $75 million. The sales agent will make commercially reasonable efforts, following our instructions, to sell shares over time, adhering to specified limits. Sales will be conducted through at-the-market offerings as defined by Rule 415(a)(4) under the Securities Act. The aggregate value of shares of Class A common stock that may be offered, issued, and sold under the Sales Agreement is included in the aggregate value of securities that may be offered, issued, and sold by us under the Shelf Registration. Upon termination of the Sales Agreement, any unused portion will be available for sale in other offerings pursuant to the Shelf Registration. As of June 30, 2024, we have sold approximately 27,000 shares of our Class A common stock under the Sales Agreement for net proceeds of approximately $33,000.
March 2023 Private Placement
On April 6, 2023, pursuant to a securities purchase agreement, dated March 30, 2023, with the purchasers named therein, which included certain affiliated entities of CPF and our Chief Medical Officer and member of our board of directors, we issued 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consisted of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 69.2 million shares of our Class A common stock, (ii) warrants to purchase an aggregate of 59.9 million shares of Class A common stock, and (iii) pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock for aggregate proceeds of approximately $86.6 million, net of offering costs of approximately $2.9 million (collectively, the “March 2023 Private Placement”).
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 34

Term Loan
In November 2020, we entered into a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of June 30, 2024, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
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
VGS Promissory Note
On December 13, 2022, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the 2022 Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. The maturity date of the VGS Promissory Note is May 19, 2026. As of June 30, 2024, we had $29.1 million of borrowings outstanding under the VGS Promissory Note, and remaining availability under the VGS Promissory Note ended upon termination of the commitment period on February 3, 2023. We paid VGS an up-front fee of 1.5% and will pay a back-end fee of 9.0% at the time the VGS Promissory Note is paid. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We may elect to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations.
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
VGS 2 Promissory Note
On March 22, 2024, we entered into a financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 35

Promissory Note provided for funding of up to $25.0 million. The VGS 2 Promissory Note matures on September 30, 2027. As of June 30, 2024, we had $25.4 million of borrowings outstanding under the VGS 2 Promissory Note, $0.4 million of which consists of an up-front fee of 1.5% of the aggregate principal amount of the loan paid to VGS 2 in-kind. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. We may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
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
In addition, we will pay VGS 2 a back-end fee at the time the VGS 2 Promissory Note is redeemed as follows: (i) if paid after June 30, 2024 and on or before September 30, 2024, 4.5%; (ii) if paid after September 30, 2024 and on or before December 31, 2024, 6.75% and (iii) if paid after December 31, 2024, 9.0%.
As of June 30, 2024, we were in compliance with the covenants under our Term Loan Facility, VGS Promissory Note, and VGS 2 Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and unsecured promissory note or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
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
Cash Uses
Our primary uses of cash include payments for medical expenses, administrative expenses, cost associated with our care model, and debt service. Final reconciliation and receipts of amounts due from payors are typically settled in arrears.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 36

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.1 million as of June 30, 2024. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of June 30, 2024.
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
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 37

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(30,272)	$(52,564)
Net cash used in investing activities	—	(1,652)
Net cash provided by financing activities	67,540	101,258
Net change in cash	37,268	47,042
Cash at beginning of period	40,934	18,457
Cash at end of period	$78,202	$65,499
Operating Activities
Net cash used in operating activities was $30.3 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $52.6 million for the six months ended June 30, 2023. Significant changes impacting net cash used in operating activities during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 were primarily due to changes in working capital.
Investing Activities
Net cash used in investing activities was zero for the six months ended June 30, 2024. Net cash used in investing activities was $1.7 million for the six months ended June 30, 2023, consisting of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $67.5 million for the six months ended June 30, 2024, consisting of proceeds from the May 2024 Private Placement, net of offering costs, borrowings on the VGS 2 Promissory Note, and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $101.3 million for the six months ended June 30, 2023, consisting of proceeds from the March 2023 Private Placement, net of offering costs, and borrowings on the VGS Promissory Note.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 38

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024.
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
As previously reported, management has identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of June 30, 2024:
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 39

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
Changes in internal control over financial reporting
Other than the actions taken to remediate our material weaknesses, described above, which were ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 40

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
Hudson Class D Dispute
On June 11, 2021, Hudson Vegas Investment SPV, LLC (“Hudson”), a holder of P3’s Class D Units, filed an action in the Delaware Court of Chancery captioned Hudson Vegas Investments SPV, LLC v. Chicago Pacific Founders Fund, L.P., et al., C.A. No. 2021-0518-JTL (the “Hudson Action”), in which it challenged the Business Combinations. Specifically, Hudson purports to assert claims against P3, certain managers that were on the P3 Board of Managers, certain of its officers, and Chicago Pacific Founders Fund, L.P. for breach of P3’s then-existing LLC agreement (the “LLC Agreement”) (against P3 and Chicago Pacific Founders Fund, L.P.), breach of fiduciary duty (against certain of P3’s officers) and breach of contract claims related to the then-existing LLC Agreement (against the P3 Board of Managers) in connection with the process leading up to, and approval of, the Business Combinations. In the Hudson Action, Hudson sought to enjoin the consummation of the Business Combinations and seeks a declaration that the Business Combinations violate its rights under the P3 then-existing LLC Agreement, a declaration that certain managers on the P3 Board of Managers and certain of P3’s officers breached their fiduciary duties, and money damages including attorneys’ fees.
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
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 41

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
On November 7, 2022, the Court issued an order denying in part and granting in part the motion to dismiss the breach of fiduciary claims against the officer Defendants, including Mr. Kazarian, Mr. Abdou, Mr. Bacchus, Ms. Glisson, and Ms. Puathasnanon. On November 9, 2022, the Court issued an order denying the motion to dismiss the claim against Mr. Mathur for tortious interference with Hudson’s contract rights. On July 15, 2024, the claims against Ms. Puathasnanon were dismissed with prejudice. On July 16, 2024, the claims against Mr. Abdou, Mr. Bacchus, Mr. Garrett, Mr. Price, Ms. Glisson, and Mr. Leavitt were dismissed with prejudice. The trial previously scheduled on July 22, 2024 was removed from the Court’s calendar.
Item 1A. Risk Factors.
Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our 2023 Form 10-K. You should carefully consider the risk factors included below and discussed in our 2023 Form 10-K, which could materially affect our business, financial condition or future results.
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.
We are required to meet the continued listing requirements of the Nasdaq Capital Market and if we fail to satisfy such continued listing requirements, Nasdaq may take steps to delist our securities. For example, on May 15, 2024, we received a deficiency letter (the “Deficiency Letter”) from the listing qualifications department of Nasdaq indicating that, for the prior thirty-one consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been granted an initial period of 180 calendar days, or until November 11, 2024, to regain compliance with the Bid Price Rule. The Deficiency Letter states that the Nasdaq staff will provide written notification that we have achieved compliance with the Bid Price Rule if at any time before November 11, 2024, the bid price of our Class A common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.
If we do not regain compliance with the Bid Price Rule by November 11, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify for this additional 180 day period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we would not be able to cure the Bid Price Rule deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. There can be no assurance that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification.
Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our Class A common stock. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 42

securities, decrease securities analysts’ coverage of us or diminish investor confidence. Moreover, there is no assurance that any actions that we take will be successful in restoring our compliance with the Bid Price Rule or will prevent future non-compliance therewith. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the quarter ended June 30, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 43

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
4.1	Form of Common Stock Purchase Warrant, dated May 24, 2024.	8-K	001-40033	4.1	5/24/2024
4.2	Form of Pre-Funded Common Stock Purchase Warrant, dated May 24, 2024.	8-K	001-40033	4.2	5/24/2024
10.1†	Executive Employment Agreement, dated as of May 8, 2024, by and between P3 Health Partners Inc., P3 Health Group Management, LLC and Aric Coffman, M.D.	8-K	001-40033	10.1	5/9/2024
10.2†	P3 Health Partners Inc. 2024 Employment Inducement Incentive Award Plan.	8-K	001-40033	10.2	5/9/2024
10.3†	2024 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Agreement.	S-8	333-279254	99.2	5/9/2024
10.4†	2024 Employment Inducement Incentive Award Plan Form of Option Agreement.	S-8	333-279254	99.3	5/9/2024
10.5†	Stock Option Agreement under the 2024 Employment Inducement Incentive Award Plan, by and between P3 Health Partners Inc. and Aric Coffman, M.D.	8-K	001-40033	10.3	5/9/2024
10.6†	Restricted Stock Unit Agreement under the 2024 Employment Inducement Incentive Award Plan, by and between P3 Health Partners Inc. and Aric Coffman, M.D.	8-K	001-40033	10.4	5/9/2024
10.7	Securities Purchase Agreement, dated May 22, 2024, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.1	5/24/2024
10.8	Registration Rights Agreement, dated May 24, 2024, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	5/24/2024
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 44

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.9		Amended and Restated Letter Agreement, dated May 24, 2024, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	5/24/2024
10.10†		Consulting Agreement, dated as of May 8, 2024, by and between P3 Health Partners Inc., P3 Health Group Management, LLC and Sherif Abdou, M.D.	8-K	001-40033	10.5	5/9/2024
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q2 2024 Form 10-Q | 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2024	P3 Health Partners Inc.

	By:	/s/ Atul Kavthekar
Atul Kavthekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)