Form 10-Q
period 2024-09-30
P3 Health Partners Inc.
filed 2024-11-12
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, the registrant had 162,863,298 shares of Class A common stock, par value $0.0001 and 195,956,984 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, the anticipated closing of the asset sale discussed herein, future results of anticipated products and prospects, and our ability to regain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 1

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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 2

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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$62,962	$36,320
Restricted cash	5,136	4,614
Health plan receivable, net of allowance for credit losses of $150	123,325	118,497
Clinic fees, insurance and other receivable	2,495	2,973
Prepaid expenses and other current assets	11,032	3,613
Assets held for sale	10,123	—
TOTAL CURRENT ASSETS	215,073	166,017
Property and equipment, net	6,315	8,686
Intangible assets, net	594,865	666,733
Other long-term assets	17,080	19,531
TOTAL ASSETS (1)	$833,333	$860,967
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,468	$8,663
Accrued expenses and other current liabilities	49,205	36,884
Accrued payroll	4,409	3,506
Health plan settlements payable	41,169	34,992
Claims payable	230,736	178,009
Premium deficiency reserve	29,441	13,670
Accrued interest	35,929	23,648
Short-term debt	208	—
Liabilities held for sale	753	—
TOTAL CURRENT LIABILITIES	405,318	299,372
Operating lease liability	11,158	13,622
Warrant liabilities	19,718	1,085
Contingent consideration	—	4,907
Long-term debt, net	133,228	108,319
TOTAL LIABILITIES (1)	569,422	427,305
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	143,397	291,532
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 161,972 and 116,588 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	16	12
Class V common stock, $0.0001 par value; 205,000 shares authorized; 195,957 and 196,569 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	20	20
Additional paid in capital	565,054	509,442
Accumulated deficit	(444,576)	(367,344)
TOTAL STOCKHOLDERS’ EQUITY	120,514	142,130
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$833,333	$860,967
_____________________________________________
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $13.0 million and $8.6 million as of September 30, 2024 and December 31, 2023, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $15.8 million and $13.6 million as of September 30, 2024 and December 31, 2023, respectively. These VIE assets and liabilities do not include $46.9 million and $44.2 million of net amounts due to affiliates as of September 30, 2024 and December 31, 2023, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUE:
Capitated revenue	$357,706	$285,153	$1,116,146	$909,473
Other patient service revenue	4,418	3,198	13,623	10,041
TOTAL OPERATING REVENUE	362,124	288,351	1,129,769	919,514
OPERATING EXPENSE:
Medical expense	401,920	279,220	1,149,148	867,061
Premium deficiency reserve	18,168	(12,489)	15,771	(9,361)
Corporate, general and administrative expense	27,219	33,065	81,230	97,931
Sales and marketing expense	134	654	870	2,512
Depreciation and amortization	21,673	21,721	64,905	65,041
TOTAL OPERATING EXPENSE	469,114	322,171	1,311,924	1,023,184
OPERATING LOSS	(106,990)	(33,820)	(182,155)	(103,670)
OTHER INCOME (EXPENSE):
Interest expense, net	(5,647)	(4,002)	(15,339)	(11,939)
Mark-to-market of stock warrants	5,737	755	14,626	(327)
Other	445	190	1,073	(455)
TOTAL OTHER INCOME (EXPENSE)	535	(3,057)	360	(12,721)
LOSS BEFORE INCOME TAXES	(106,455)	(36,877)	(181,795)	(116,391)
INCOME TAX BENEFIT (PROVISION)	3,605	(412)	565	(928)
NET LOSS	(102,850)	(37,289)	(181,230)	(117,319)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(56,338)	(23,993)	(103,998)	(85,008)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(46,512)	$(13,296)	$(77,232)	$(32,311)

NET LOSS PER SHARE (Note 9):
Basic	$(0.29)	$(0.12)	$(0.55)	$(0.37)
Diluted	$(0.31)	$(0.12)	$(0.64)	$(0.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	161,890	114,198	139,292	88,010
Diluted	164,701	312,679	141,723	288,379

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2022	$516,805	41,579	$4	201,592	$20	$315,375	$(309,545)	$5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Vesting of Class V common stock awards	—	—	—	275	—	—	—	—
Equity-based compensation	291	—	—	—	—	686	—	686
Net loss	(43,249)	—	—	—	—	—	(9,199)	(9,199)
STOCKHOLDERS’ EQUITY, March 31, 2023	473,723	41,579	4	201,867	20	316,061	(318,770)	(2,685)
Exchanges of redeemable non-controlling interest for Class A common stock	—	3,362	—	(3,362)	—	—	—	—
Equity-based compensation	291	—	—	—	—	740	—	740
Fair value adjustment to redeemable non-controlling interest	330,617	—	—	—	—	(330,617)	—	(330,617)
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(119,630)	—	—	—	—	119,630	—	119,630
Private placement, net of offering costs	—	69,157	7	—	—	86,575	—	86,582
Net loss	(17,766)	—	—	—	—	—	(9,816)	(9,816)
STOCKHOLDERS’ EQUITY, June 30, 2023	667,235	114,098	11	198,505	20	192,389	(328,586)	(136,166)
Exchanges of redeemable non-controlling interest for Class A common stock	—	151	—	(151)	—	—	—	—
Equity-based compensation	105	—	—	—	—	2,146	—	2,146
Restricted stock unit awards issued in satisfaction of executive transaction bonuses	—	—	—	—	—	5,000	—	5,000
Fair value adjustment to redeemable non-controlling interest	(330,617)	—	—	—	—	330,617	—	330,617
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	358	—	—	—	—	(358)	—	(358)
Net loss	(23,993)	—	—	—	—	—	(13,296)	(13,296)
STOCKHOLDERS’ EQUITY, September 30, 2023	$313,088	114,249	$11	198,354	$20	$529,794	$(341,882)	$187,943

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	116,588	$12	196,569	$20	$509,442	$(367,344)	$142,130
Exchanges of redeemable non-controlling interest for Class A common stock	—	75	—	(75)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	2,746	—	—	—	(73)	—	(73)
Equity-based compensation	—	—	—	—	—	1,449	—	1,449
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(1,211)	—	—	—	—	1,211	—	1,211
Net loss	(30,906)	—	—	—	—	—	(18,700)	(18,700)
STOCKHOLDERS’ EQUITY, March 31, 2024	238,836	119,409	12	196,494	20	532,608	(386,044)	146,596
Exchanges of redeemable non-controlling interest for Class A common stock	—	537	—	(537)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	212	—	—	—	(30)	—	(30)
Equity-based compensation	—	—	—	—	—	1,624	—	1,624
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(24,095)	—	—	—	—	24,095	—	24,095
Private placement, net of offering costs	—	41,604	4	—	—	6,571	—	6,575
Net loss	(16,754)	—	—	—	—	—	(12,020)	(12,020)
STOCKHOLDERS’ EQUITY, June 30, 2024	197,987	161,762	16	195,957	20	564,868	(398,064)	166,840
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	210	—	—	—	(24)	—	(24)
Equity-based compensation	—	—	—	—	—	1,958	—	1,958
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	1,748	—	—	—	—	(1,748)	—	(1,748)
Net loss	(56,338)	—	—	—	—	—	(46,512)	(46,512)
STOCKHOLDERS’ EQUITY, September 30, 2024	$143,397	161,972	$16	195,957	$20	$565,054	$(444,576)	$120,514
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 7

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,230)	$(117,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,905	65,041
Equity-based compensation	5,031	4,259
Amortization of original issue discount and debt issuance costs	13	405
Accretion of contingent consideration	—	113
Gain on write off of contingent consideration	(4,907)	—
Mark-to-market adjustment of stock warrants	(14,626)	327
Premium deficiency reserve	15,771	(9,361)
Changes in operating assets and liabilities:
Health plan receivable	(4,828)	(45,258)
Clinic fees, insurance, and other receivable	445	5,275
Prepaid expenses and other current assets	(7,402)	(429)
Other long-term assets	(2)	(1,214)
Accounts payable, accrued expenses, and other current liabilities	1,780	2,758
Accrued payroll	903	2,405
Health plan settlements payable	6,177	21,814
Claims payable	52,727	4,290
Accrued interest	12,281	7,092
Operating lease liability	72	(348)
Net cash used in operating activities	(52,890)	(60,150)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,039)
Purchase price received in advance of asset sale	15,000	—
Net cash provided by (used in) investing activities	15,000	(2,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	25,000	14,101
Payment of debt issuance costs	(100)	(173)
Proceeds from liability-classified warrants and private placement offering, net of offering costs paid	40,547	87,244
Proceeds from at-the-market sales, net of offering costs paid	33	—
Deferred offering costs paid	(507)	—
Payment of tax withholdings upon settlement of restricted stock unit awards	(127)	—
Repayment of short-term and long-term debt	(1,663)	—
Proceeds from short-term debt	1,871	—
Net cash provided by financing activities	65,054	101,172
Net change in cash and restricted cash	27,164	38,983
Cash and restricted cash, beginning of period	40,934	18,457
Cash and restricted cash, end of period	$68,098	$57,440
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q3 2024 Form 10-Q | 9

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
P3 LLC was founded on April 12, 2017 and began commercial operations on April 20, 2017 to provide population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under Medicare Advantage programs. Medicare Advantage (“MA”) programs are insurance products created solely for Medicare beneficiaries. Insurance plans contract directly with the Centers for Medicare and Medicaid Services (“CMS”) to offer Medicare beneficiaries benefits that replace traditional Medicare fee-for-service (“FFS”) coverage.
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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $102.9 million and $37.3 million for the three months ended September 30, 2024 and 2023, respectively, and $181.2 million and $117.3 million for the nine months ended September 30, 2024 and 2023, respectively. Such losses were primarily the result of costs incurred in adding new members and adverse claims experience, partly driven by general market conditions for MA plans. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of September 30, 2024 and December 31, 2023, the Company had $63.0 million and $36.3 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, its ability to complete the sale of its Florida operations, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances and sales of assets. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities in order to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations, and future prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 10

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
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The consolidated operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 11

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
Revenue Recognition
In 2024, the Company released a portion of the constraint applied in previous periods with respect to risk adjustment revenue for dates of service in 2023, which resulted in increases to capitation revenue of $7.5 million and $22.7 million for the three and nine months ended September 30, 2024, respectively.
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Three Months Ended September 30, 2024	% of Total	Three Months Ended September 30, 2023	% of Total
	(dollars in thousands)
Capitated revenue	$357,706	98.8%	$285,153	98.9%
Other patient service revenue:
Clinical fees & insurance revenue	1,536	0.4	1,246	0.4
Care coordination / management fees	2,770	0.8	1,784	0.6
Incentive fees	112	0.0	168	0.1
Total other patient service revenue	4,418	1.2	3,198	1.1
Total revenue	$362,124	100.0%	$288,351	100.0%

Revenue Type	Nine Months Ended September 30, 2024	% of Total	Nine Months Ended September 30, 2023	% of Total
	(dollars in thousands)
Capitated revenue	$1,116,146	98.8%	$909,473	98.9%
Other patient service revenue:
Clinical fees & insurance revenue	4,588	0.4	3,890	0.4
Care coordination / management fees	8,763	0.8	5,699	0.6
Incentive fees	272	0.0	452	0.1
Total other patient service revenue	13,623	1.2	10,041	1.1
Total revenue	$1,129,769	100.0%	$919,514	100.0%
During the three months ended September 30, 2024 and 2023, five and four health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 69% and 58% of the Company’s total revenue, respectively. During each of the nine months ended September 30, 2024 and 2023, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 59% and 61% of the Company’s total revenue, respectively. Three health plan customers accounted for 10% or more of total health plan receivable each as of September 30, 2024 and December 31, 2023.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 12

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
Recent Accounting Pronouncements Not Yet Adopted
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”)
ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors’ requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity’s performance and cost structure. The amendments improve disclosure requirements in financial statement notes for specific expense categories, including inventory purchases, employee compensation, depreciation, amortization, and depletion, as well as qualitative descriptions of other expenses. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the effect ASU 2024-03 will have on its consolidated financial statements and related disclosures.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 13

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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of September 30, 2024	$422	$—	$19,296	$19,718
Warrant liability as of December 31, 2023	$1,056	$—	$29	$1,085
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	September 30, 2024	December 31, 2023
Volatility	90%	75%
Risk-free interest rate	3.61%	4.01%
Exercise price	$0.51	$11.50
Expected term	6.4 Years	2.9 Years
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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$29	$40
Issuance of Common Warrants (see Note 12)	33,260	—
Mark-to-market adjustment of stock warrants	(13,993)	11
Ending balance	$19,296	$51
The Company recorded gains of $5.7 million and $0.8 million from changes in the fair value of stock warrants for the three months ended September 30, 2024 and 2023, respectively, and a gain of $14.6 million and loss of $0.3 million from changes in the fair value of stock warrants for the nine months ended September 30, 2024 and 2023, respectively.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 14

The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
During the three and nine months ended September 30, 2024, the Company recorded a gain of $6.2 million reflecting the write-off and settlement of contingent consideration related to the Company’s 2021 acquisition of Medcore HP, a Level 3 fair value measurement, upon resolution with the sellers of the assumed claims payable and risk adjustment factor.
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following as of:

	September 30, 2024	December 31, 2023
	(in thousands)
Leasehold improvements	$2,332	$2,933
Furniture & fixtures	1,101	1,165
Computer equipment & software	7,070	3,699
Medical equipment	1,082	1,106
Software (development in process)	343	3,877
Vehicles	660	654
Other	—	33
	12,588	13,467
Less: accumulated depreciation	(6,273)	(4,781)
Property and equipment, net	$6,315	$8,686
Total depreciation of property and equipment recognized on the condensed consolidated statements of operations was $0.6 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Asset Sale
On September 27, 2024, the Company executed a nonbinding proposal with an entity in which the Company’s principal stockholder has an ownership interest (the “Buyer”) setting forth terms and conditions for the proposed sale of substantially all of the assets, clinical and non-clinical, exclusively or primarily used by the Company’s subsidiary, P3 Health Partners-Florida, LLC, on a cash-free, debt-free basis for a purchase price of $15 million. As of September 30, 2024, the Buyer has paid a good faith deposit in the amount of $15 million (the “Good Faith Deposit”), which was recorded within cash and accrued expenses and other current liabilities on the condensed consolidated balance sheet. The completion of the transaction is subject to the negotiation and signing of a definitive agreement and the satisfaction of customary closing conditions, including completion of the Buyer’s financial due diligence, and is expected to close during the fourth quarter of 2024. The terms of a definitive agreement may differ from the anticipated terms described herein and there can be no assurance that the Company will enter into a definitive agreement for the sale. If the Company does not enter into a definitive agreement for the sale, or the sale is not completed for any other reason, the Company will be required to return the Good Faith Deposit to the Buyer.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 15

Net assets classified as held for sale are summarized as follows as of September 30, 2024 (in thousands):

Assets:
Property and equipment, net	$637
Intangible assets, net	8,777
Other long-term assets	709
Total assets	$10,123
Liabilities:
Accrued expenses and other current liabilities	$46
Operating lease liability	707
Total liabilities	$753
Net assets	$9,370
Note 7: Intangible Assets
Intangible assets, net consisted of the following as of:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	671,818	(190,349)	481,469	684,000	(142,500)	541,500
Trademarks	148,635	(42,748)	105,887	148,635	(31,671)	116,964
Payor contracts	4,700	(1,293)	3,407	4,700	(940)	3,760
Provider network	4,734	(1,332)	3,402	4,800	(991)	3,809
Total	$830,587	$(235,722)	$594,865	$842,835	$(176,102)	$666,733
Amortization of intangible assets was $21.0 million and $21.1 million during the three months ended September 30, 2024 and 2023, respectively, and $63.1 million and $63.2 million during the nine months ended September 30, 2024 and 2023, respectively.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 16

Note 8: Debt
Short-term Debt
In January 2024, the Company entered into a short-term financing agreement totaling $1.9 million for the funding of certain insurance policies. The term of the agreement is nine months and the annual interest rate is 8.25%. Remaining scheduled principal payments as of September 30, 2024 are $0.2 million to be paid in the fourth quarter of 2024.
Long-term Debt
Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
Unsecured promissory note, interest paid at 14.0%, due May 2026	29,102	29,102
VGS 2 Promissory Note	25,375	—
Long-term debt, gross	134,477	109,102
Less: unamortized debt issuance costs and original issue discount	(1,249)	(783)
Long-term debt, net	$133,228	$108,319
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
In addition, P3 LLC will pay VGS 2 a back-end fee at the time the VGS 2 Promissory Note is redeemed as follows: (i) if paid after June 30, 2024 and on or before September 30, 2024, 4.5%; (ii) if paid after September 30, 2024 and on or before December 31, 2024, 6.75% and (iii) if paid after December 31, 2024, 9.0%. As of September 30, 2024, the Company had recorded debt issuance costs and original issue discount of $0.5 million related to this financing.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 17

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
The Company was in compliance with its covenants under the term loan facility and the unsecured promissory notes as of September 30, 2024; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and the unsecured promissory notes or the lenders of any future indebtedness the Company may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(46,512)	$(13,296)	$(77,232)	$(32,311)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(46,512)	$(13,296)	$(77,232)	$(32,311)
Effective of dilutive securities:
Shares of Class V common stock	—	(23,993)	—	(85,008)
Liability-classified warrants	(5,196)	—	(13,974)	—
Net loss attributable to Class A common stockholders–diluted	$(51,708)	$(37,289)	$(91,206)	$(117,319)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	161,890	114,198	139,292	88,010
Net loss per share attributable to Class A common stockholders–basic	$(0.29)	$(0.12)	$(0.55)	$(0.37)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	161,890	114,198	139,292	88,010
Weighted average effect of dilutive securities:
Shares of Class V common stock	—	198,481	—	200,369
Liability-classified warrants	2,811	—	2,431	—
Weighted average shares outstanding–diluted	164,701	312,679	141,723	288,379
Net loss per share attributable to Class A common stockholders–diluted	$(0.31)	$(0.12)	$(0.64)	$(0.41)
Shares of Class V common stock do not share in the earnings or losses of P3 and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share for Class V common stock under the
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 18

two-class method is not required. The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock warrants (1)	107,718	81,938	107,718	81,938
Stock options (1)	22,037	5,867	22,037	5,867
Restricted stock units (1)	9,497	4,690	9,497	4,690
Restricted stock awards (1)	—	250	—	250
Shares of Class V common stock (2)	195,957	—	195,957	—
Total	335,209	92,745	335,209	92,745
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
The ownership of the Common Units is summarized as follows:

	September 30, 2024		December 31, 2023
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	161,972	45.3%	116,588	37.2%
Non-controlling interest holders’ ownership of Common Units	195,957	54.7	196,569	62.8
Total Common Units	357,929	100.0%	313,157	100.0%
During the nine months ended September 30, 2024 and 2023, there were an aggregate of 0.6 million shares and 3.5 million shares, respectively, of Class A common stock issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Agreement (the “P3 LLC A&R LLC Agreement”).
As of September 30, 2024, there was no remeasurement adjustment recorded as the fair value of redeemable non-controlling interest (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) was less than the carrying value. As of September 30, 2023, there was no remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was less than the carrying value.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 19

Note 12: Capitalization
May 2024 Private Placement
On May 24, 2024, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated May 22, 2024 with the purchasers named therein (the “Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP”), and institutional investors, the Company issued approximately 67.4 million units at a price of approximately $0.6270 per unit. Each unit consists of one share of Class A common stock and a warrant (the “Common Warrants”) to purchase one share of Class A common stock at an exercise price of $0.5020. Certain institutional investors elected to receive pre-funded warrants (the “Pre-Funded Warrants,” and together with the Common Warrants, the “Warrants”) to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 41.6 million shares of its Class A common stock (the “Shares”), (ii) Common Warrants to purchase an aggregate of 67.4 million shares of Class A common stock, and (iii) Pre-Funded Warrants to purchase an aggregate of 25.8 million shares of Class A common stock for aggregate proceeds of $39.8 million, net of $2.4 million in offering costs (collectively, the “May 2024 Private Placement”). The Common Warrants were recorded as liability-classified financial instruments totaling $33.2 million and the Pre-Funded Warrants were recorded as equity-classified financial instruments totaling $6.6 million.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 20

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

	September 30, 2024	December 31, 2023
	(in thousands)
ASSETS
Cash	$7,371	$6,491
Clinic fees, insurance and other receivable	1,757	138
Health plan receivable	566	571
Prepaid expenses and other current assets	3,152	1,261
Property and equipment, net	32	23
Other long-term assets	115	153
TOTAL ASSETS	$12,993	$8,637
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$5,166	$5,073
Accrued expenses and other current liabilities	516	515
Accrued payroll	3,769	3,141
Claims payable	5,388	3,973
Other long-term liabilities	932	946
Due to consolidated entities of P3	46,934	44,200
TOTAL LIABILITIES	62,705	57,848
MEMBERS’ DEFICIT	(49,712)	(49,211)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$12,993	$8,637
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 21

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$8,923	$9,024	$28,041	$29,374
Expense	8,379	11,364	28,079	36,886
Net income (loss)	$544	$(2,340)	$(38)	$(7,512)
Note 14: Income Taxes
The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants. During the three and nine months ended September 30, 2024, the Company’s tax rate was impacted by the release of the valuation allowance on deferred tax assets related to one of its consolidated VIEs.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 22

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
We operate in the $944 billion Medicare market, which covers approximately 67.5 million eligible lives as of June 2024. Our core focus is the MA market, which makes up approximately 51% of the overall Medicare market, or nearly 31 million Medicare eligible lives in 2023. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 3,100 physicians, in 27 markets (counties) across five states in over six full years of operations as of September 30, 2024. As of September 30, 2024, our PCP network served approximately 128,900 at-risk members.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 23

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
We maintain an active pipeline of new partnership opportunities for both providers and payors. These potential opportunities are developed through significant inbound interest and the deep relationships our team has developed with their more than 20 years of experience in the VBC space and our proactive assessment of expansion markets. When choosing a market to enter, we make our decision on a county-by-county basis across the United States. We look at various factors including: (i) population size, (ii) payor participants and concentration, (iii) health system participants and concentration, and (iv) competitive landscape.
When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we are able to leverage the investments we previously made to have a faster impact on our expanded footprint.
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through September 30, 2024, we experienced a 96% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 24

Additionally, by expanding the number of contracted payors, we can leverage our existing infrastructure to quickly increase our share of patients within our physician network. However, we have and intend to continue to conduct periodic strategic reviews of our provider and payor contracts, as a result of which we may elect to periodically exit underperforming provider and payor contracts from our network.
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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 88% of our total operating expense for the nine months ended September 30, 2024. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 25

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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 26

The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(102,850)	$(37,289)	$(181,230)	$(117,319)
Interest expense, net	5,647	4,002	15,339	11,939
Depreciation and amortization	21,673	21,721	64,905	65,041
Income tax (benefit) provision	(3,605)	412	(565)	928
Mark-to-market of stock warrants	(5,737)	(755)	(14,626)	327
Premium deficiency reserve	18,168	(12,489)	15,771	(9,361)
Equity-based compensation	1,958	2,251	5,031	4,259
Other(1)	(6,254)	(185)	(4,242)	2,868
Transaction and other related costs(2)	—	—	—	70
Adjusted EBITDA loss	$(71,000)	$(22,332)	$(99,617)	$(41,248)
_____________________________________________
(1)Other during the three and nine months ended September 30, 2024 consisted of (i) interest income and (ii) gain recognized upon the settlement and write-off of contingent consideration related to an acquisition completed in a prior year partially offset by (iii) severance and related expense in connection with our chief executive officer transition and (iv) valuation allowance on our notes receivable. Other during the three and nine months ended September 30, 2023 consisted of (i) interest income offset by (ii) cybersecurity incident loss with respect to the nine months ended September 30, 2023, (iii) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans with respect to the nine months ended September 30, 2023, (iv) the disposition of our Pahrump operations, (v) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b) with respect to the nine months ended September 30, 2023, (vi) a legal settlement outside of the ordinary course of business with respect to the nine months ended September 30, 2023, and (vii) valuation allowance on our notes receivable.
(2)Transaction and other related costs during the nine months ended September 30, 2023 consisted of legal fees incurred related to acquisition-related litigation.
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
The following table presents our medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Capitated revenue	$357,706	$285,153	$1,116,146	$909,473
Less: medical claims expense	(357,166)	(248,918)	(1,037,965)	(783,497)
Medical margin	$540	$36,235	$78,181	$125,976
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 27

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit (loss)	$(39,796)	$9,131	$(19,379)	$52,453
Other patient service revenue	(4,418)	(3,198)	(13,623)	(10,041)
Other medical expense	44,754	30,302	111,183	83,564
Medical margin	$540	$36,235	$78,181	$125,976
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
The following table presents our gross profit (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Total operating revenue	$362,124	$288,351	$1,129,769	$919,514
Less: medical claims expense	(357,166)	(248,918)	(1,037,965)	(783,497)
Less: other medical expense	(44,754)	(30,302)	(111,183)	(83,564)
Gross profit (loss)	$(39,796)	$9,131	$(19,379)	$52,453
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 128,900 and 105,600 at-risk members as of September 30, 2024 and 2023, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 3,100 and 2,700 primary care physicians as of September 30, 2024 and 2023, respectively.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 28

The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Platform support costs	$26,604	$25,932	$68,064	$78,583
% of total operating revenue	7.3%	9.0%	6.0%	8.5%
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 29

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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 30

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended September 30, 2024	% of Revenue	Three Months Ended September 30, 2023	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$357,706	99%	$285,153	99%
Other patient service revenue	4,418	1	3,198	1
Total operating revenue	362,124	100	288,351	100
Operating expense:
Medical expense	401,920	111	279,220	97
Premium deficiency reserve	18,168	5	(12,489)	(4)
Corporate, general and administrative expense	27,219	8	33,065	11
Sales and marketing expense	134	0	654	0
Depreciation and amortization	21,673	6	21,721	8
Total operating expense	469,114	130	322,171	112
Operating loss	(106,990)	(30)	(33,820)	(12)
Other (expense) income:
Interest expense, net	(5,647)	(2)	(4,002)	(1)
Mark-to-market of stock warrants	5,737	2	755	0
Other	445	0	190	0
Total other income (expense)	535	0	(3,057)	(1)
Loss before income taxes	(106,455)	(29)	(36,877)	(13)
Income tax benefit (provision)	3,605	1	(412)	(0)
Net loss	(102,850)	(28)	(37,289)	(13)
Net loss attributable to redeemable non-controlling interest	(56,338)	(16)	(23,993)	(8)
Net loss attributable to controlling interest	$(46,512)	(13)%	$(13,296)	(5)%
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 31

	Nine Months Ended September 30, 2024	% of Revenue	Nine Months Ended September 30, 2023	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$1,116,146	99%	$909,473	99%
Other patient service revenue	13,623	1	10,041	1
Total operating revenue	1,129,769	100	919,514	100
Operating expense:
Medical expense	1,149,148	102	867,061	94
Premium deficiency reserve	15,771	1	(9,361)	(1)
Corporate, general and administrative expense	81,230	7	97,931	11
Sales and marketing expense	870	0	2,512	0
Depreciation and amortization	64,905	6	65,041	7
Total operating expense	1,311,924	116	1,023,184	111
Operating loss	(182,155)	(16)	(103,670)	(11)
Other (expense) income:
Interest expense, net	(15,339)	(1)	(11,939)	(1)
Mark-to-market of stock warrants	14,626	1	(327)	(0)
Other	1,073	0	(455)	(0)
Total other income (expense)	360	0	(12,721)	(1)
Loss before income taxes	(181,795)	(16)	(116,391)	(13)
Income tax benefit (provision)	565	0	(928)	(0)
Net loss	(181,230)	(16)	(117,319)	(13)
Net loss attributable to redeemable non-controlling interest	(103,998)	(9)	(85,008)	(9)
Net loss attributable to controlling interest	$(77,232)	(7)%	$(32,311)	(4)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Capitated revenue	$357,706	$285,153	$72,553	25%
Other patient service revenue	4,418	3,198	1,220	38%
Total operating revenue	$362,124	$288,351	$73,773	26%
Capitated revenue was $357.7 million for the three months ended September 30, 2024, an increase of $72.6 million, or 25%, compared to $285.2 million for the three months ended September 30, 2023. This increase was primarily driven by a 22% increase in the total number of at-risk members from 105,600 at September 30, 2023 to 128,900 at September 30, 2024, which was primarily due to an increase by nine counties under contract with our health plans, effective January 1, 2024. Capitated revenue was approximately 99% of total operating revenue for each of the three months ended September 30, 2024 and 2023.
Other patient service revenue was $4.4 million for the three months ended September 30, 2024, an increase of $1.2 million, or 38%, compared to $3.2 million for the three months ended September 30, 2023. Other patient service revenue was approximately 1% of total operating revenue for each of the three months ended September 30, 2024 and 2023.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 32

Medical Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Medical expense	$401,920	$279,220	$122,700	44%
Medical expense was $401.9 million for the three months ended September 30, 2024, an increase of $122.7 million, or 44%, compared to $279.2 million for the three months ended September 30, 2023. The increase was driven by an increase in the total number of at-risk members year-over-year, as described above, resulting from the addition of nine counties under contract with our health plans, effective January 1, 2024, and elevated costs from increased demand for medical care in the current period.
Premium Deficiency Reserve

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$18,168	$(12,489)	$30,657	(245)%
Premium deficiency reserve was an expense of $18.2 million for the three months ended September 30, 2024 compared to a benefit of $12.5 million for the three months ended September 30, 2023. The change was due to management’s assessment of the profitability of contracts, wherein increased medical expense is expected to increase our future losses.
Corporate, General and Administrative Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$27,219	$33,065	$(5,846)	(18)%
Corporate, general and administrative expense was $27.2 million for the three months ended September 30, 2024, a decrease of $5.8 million, or 18%, compared to $33.1 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease of $6.7 million in salary and related expense resulting from a reduction in head count and a $6.2 million gain recognized upon the settlement and write-off of contingent consideration related to an acquisition completed in a prior year, partially offset by increases of $5.2 million in professional fees supporting our operations as a public company and $1.7 million in non-income based taxes.
Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Income tax benefit (provision)	$3,605	$(412)	$4,017	975%
Income taxes were a benefit of $3.6 million for the three months ended September 30, 2024 compared to a provision of $0.4 million for the three months ended September 30, 2023 primarily due to the release of the valuation allowance on deferred tax assets related to one of our consolidated variable interest entities.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 33

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Capitated revenue	$1,116,146	$909,473	$206,673	23%
Other patient service revenue	13,623	10,041	3,582	36%
Total operating revenue	$1,129,769	$919,514	$210,255	23%
Capitated revenue was $1,116.1 million for the nine months ended September 30, 2024, an increase of $206.7 million, or 23%, compared to $909.5 million for the nine months ended September 30, 2023. This increase was primarily driven by a 22% increase in the total number of at-risk members from 105,600 at September 30, 2023 to 128,900 at September 30, 2024, which was primarily due to an increase by nine counties under contract with our health plans, effective January 1, 2024. Capitated revenue was approximately 99% of total operating revenue for each of the nine months ended September 30, 2024 and 2023.
Other patient service revenue was $13.6 million for the nine months ended September 30, 2024, an increase of $3.6 million, or 36%, compared to $10.0 million for the nine months ended September 30, 2023. Other patient service revenue was approximately 1% of total operating revenue for each of the nine months ended September 30, 2024 and 2023.
Medical Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Medical expense	$1,149,148	$867,061	$282,087	33%
Medical expense was $1,149.1 million for the nine months ended September 30, 2024, an increase of $282.1 million, or 33%, compared to $867.1 million for the nine months ended September 30, 2023. The increase was driven by an increase in the total number of at-risk members year-over-year, as described above, resulting from the addition of nine counties under contract with our health plans, effective January 1, 2024, and elevated costs from increased demand for medical care in the current period.
Premium Deficiency Reserve

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$15,771	$(9,361)	$25,132	(268)%
Premium deficiency reserve was an expense of $15.8 million for the nine months ended September 30, 2024 compared to a benefit of $9.4 million for the nine months ended September 30, 2023. The change was due to management’s assessment of the profitability of contracts, wherein increased medical expense is expected to increase our future losses.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 34

Corporate, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$81,230	$97,931	$(16,701)	(17)%
Corporate, general and administrative expense was $81.2 million for the nine months ended September 30, 2024, a decrease of $16.7 million, or 17%, compared to $97.9 million for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease of $8.9 million in salary and related expense resulting primarily from a reduction in head count, a $6.2 million gain recognized upon the settlement and write-off of contingent consideration related to an acquisition completed in a prior year, and a decrease of $3.5 million in professional fees supporting our operations as a public company, partially offset by an increase of $1.6 million in non-income based taxes.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of September 30, 2024, we had cash and restricted cash of $68.1 million, which includes a $15 million refundable good faith deposit for the sale of our Florida operations, which we received in advance of the proposed sale (as described below).
We have experienced losses since our inception and net losses of $102.9 million and $181.2 million for the three and nine months ended September 30, 2024, respectively. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last seven years and the investments we are making in expanding our business, which require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, our ability to complete the sale of our Florida operations, and our ability to raise capital. We may need to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent we are unsuccessful at doing so, we may need to adjust our growth trajectory to accommodate our capital needs and look for additional ways to generate cost efficiencies.
Asset Sale
On September 27, 2024, we executed a nonbinding proposal with an entity in which our principal stockholder has an ownership interest (the “Buyer”) setting forth terms and conditions for the proposed sale of substantially all of the assets, clinical and non-clinical, exclusively or primarily used by our Florida operations on a cash-free, debt-free basis for a purchase price of $15 million. As of September 30, 2024, the Buyer has paid a good faith deposit in the amount of $15 million (the “Good Faith Deposit”), which was recorded within cash and accrued expenses and other current liabilities on the condensed consolidated balance sheet. The completion of the transaction is subject to the negotiation and signing of a definitive agreement and the satisfaction of customary closing conditions, including completion of the Buyer’s financial due diligence, and is expected to close during the fourth quarter of 2024. The terms of a definitive agreement may differ from the anticipated terms described herein and there can be no assurance that we will enter into a definitive agreement for the sale. If we do not enter into a definitive agreement for the sale, or the sale is not completed for any other reason, we will be required to return the Good Faith Deposit to the Buyer.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 35

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
Shelf Registration
On November 9, 2023, we filed a shelf Registration Statement on Form S-3 with a capacity of $250 million (the “Shelf Registration”), which was declared effective by the SEC on November 20, 2023, and entered into an Open Market Sales Agreement (“Sales Agreement”) pursuant to which we may issue and sell, from time to time, through the sales agent, shares of our Class A common stock with an aggregate value of up to $75 million. The sales agent will make commercially reasonable efforts, following our instructions, to sell shares over time, adhering to specified limits. Sales will be conducted through at-the-market offerings as defined by Rule 415(a)(4) under the Securities Act. The aggregate value of shares of Class A common stock that may be offered, issued, and sold under the Sales Agreement is included in the aggregate value of securities that may be offered, issued, and sold by us under the Shelf Registration. Upon termination of the Sales Agreement, any unused portion will be available for sale in other offerings pursuant to the Shelf Registration. As of September 30, 2024, we have sold approximately 27,000 shares of our Class A common stock under the Sales Agreement for net proceeds of approximately $33,000.
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
Term Loan
In November 2020, we entered into a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of September 30, 2024, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 36

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
VGS Promissory Note
On December 13, 2022, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the 2022 Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. The maturity date of the VGS Promissory Note is May 19, 2026. As of September 30, 2024, we had $29.1 million of borrowings outstanding under the VGS Promissory Note, and remaining availability under the VGS Promissory Note ended upon termination of the commitment period on February 3, 2023. We paid VGS an up-front fee of 1.5% and will pay a back-end fee of 9.0% at the time the VGS Promissory Note is paid. Interest is payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We may elect to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations.
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
VGS 2 Promissory Note
On March 22, 2024, we entered into a financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2 Promissory Note provided for funding of up to $25.0 million. The VGS 2 Promissory Note matures on September 30, 2027. As of September 30, 2024, we had $25.4 million of borrowings outstanding under the VGS 2 Promissory Note, $0.4 million of which consists of an up-front fee of 1.5% of the aggregate principal amount of the loan paid to VGS 2 in-kind. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. We may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 37

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
As of September 30, 2024, we were in compliance with the covenants under our Term Loan Facility, VGS Promissory Note, and VGS 2 Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the term loan facility and unsecured promissory note or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.0 million as of September 30, 2024. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of September 30, 2024.
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 38

II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.
Liquidity and Going Concern
As of the date of this Form 10-Q, we believe that our existing cash resources are not sufficient to support planned operations for at least the next year from the issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are issued. In evaluating our ability to continue as a going concern and meet our obligations, we considered our current projections of future cash flows, current financial condition, sources of liquidity, and debt obligations for at least one year from the date of issuance of this Form 10-Q. This evaluation of our cash resources available over the next year from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q does not take into consideration the potential mitigating effect of our ongoing efforts to raise capital or our plans that have not been fully implemented or the many factors that determine our capital requirements, including the pace of our growth, ability to manage medical costs and the maturity of our members. We continue to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our Class A common stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms, or potentially at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan. If we are unable to obtain additional funding when needed, we will need to curtail planned activities, divest certain operations, sell certain assets or reduce our costs, which will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations, and future prospects.
The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(52,890)	$(60,150)
Net cash provided by (used in) investing activities	15,000	(2,039)
Net cash provided by financing activities	65,054	101,172
Net change in cash	27,164	38,983
Cash at beginning of period	40,934	18,457
Cash at end of period	$68,098	$57,440
Operating Activities
Net cash used in operating activities was $52.9 million for the nine months ended September 30, 2024, compared to net cash used in operating activities of $60.2 million for the nine months ended September 30, 2023. Significant changes impacting net cash used in operating activities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 were primarily due to changes in working capital.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 39

Investing Activities
Net cash provided by investing activities was $15.0 million for the nine months ended September 30, 2024, consisting of purchase price received in advance of the sale of our Florida operations. Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2023, consisting of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $65.1 million for the nine months ended September 30, 2024, primarily consisting of proceeds from the May 2024 Private Placement, net of offering costs, borrowings on the VGS 2 Promissory Note, and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $101.2 million for the nine months ended September 30, 2023, primarily consisting of proceeds from the March 2023 Private Placement, net of offering costs, and borrowings on the VGS Promissory Note.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 40

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
As previously reported, management has identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of September 30, 2024:
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
Remediation activities
In response to these material weaknesses, with oversight from the Audit Committee of the Board of Directors, we have been actively engaged in implementing a comprehensive remediation plan. We have completed the design phase of our remediation plan, and the redesigned controls will be tested by management to assess operating effectiveness. We will continue to monitor the effectiveness of these and other previously existing processes, procedures, and controls and will make any further changes management determines appropriate to enhance the overall internal control environment. Specifically, we have:
•enhanced the design of existing controls, implemented newly designed controls, and performed walkthroughs of the newly designed processes to evaluate the appropriateness of their design and implementation with the assistance of an external advisor engaged by us;
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
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 41

•implemented user access reviews across all in-scope information technology applications, standardized and improved the change management process to mitigate execution risks, and provided training to control owners; and
•designed a segregation of duties risk framework in order to establish a technology-enabled process to identify and evaluate user roles to mitigate segregation of duties conflicts.
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
Changes in internal control over financial reporting
Other than the actions taken to remediate our material weaknesses, described above, which were ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 42

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
Hudson Class D Dispute
On June 11, 2021, Hudson Vegas Investment SPV, LLC (“Hudson”), a holder of P3’s Class D Units, filed an action in the Delaware Court of Chancery captioned Hudson Vegas Investments SPV, LLC v. Chicago Pacific Founders Fund, L.P., et al., C.A. No. 2021-0518-JTL (the “Hudson Action”), in which it challenged the Business Combinations. Specifically, Hudson purported to assert claims against P3, certain managers that were on the P3 Board of Managers, certain of its officers, and Chicago Pacific Founders Fund, L.P. for breach of P3’s then-existing LLC agreement (the “LLC Agreement”) (against P3 and Chicago Pacific Founders Fund, L.P.), breach of fiduciary duty (against certain of P3’s officers) and breach of contract claims related to the then-existing LLC Agreement (against the P3 Board of Managers) in connection with the process leading up to, and approval of, the Business Combinations. In the Hudson Action, Hudson sought to enjoin the consummation of the Business Combinations and seeks a declaration that the Business Combinations violate its rights under the P3 then-existing LLC Agreement, a declaration that certain managers on the P3 Board of Managers and certain of P3’s officers breached their fiduciary duties, and money damages including attorneys’ fees.
On June 13, 2021, P3 filed an action in the Delaware Court of Chancery captioned P3 Health Group Holdings, L.L.C. v. Hudson Vegas Investment SPV, LLC, C.A. No. 2021-0519-JTL (the “P3 Action”). In the P3 Action, P3 sought: (i) a declaration that the Business Combinations do not violate Section 3.10 of P3’s Existing LLC Agreement; and (ii) reformation of a provision of P3’s Existing LLC Agreement. The P3 Action was consolidated with the Hudson Action. The combined cases are captioned In re P3 Health Group Holdings, L.L.C, C.A. No. 2021-0518-JTL (the “Action”).
On August 22, 2024, the parties to the Action executed a Confidential Settlement and Mutual Release Agreement, pursuant to which the parties to the Action agreed to jointly file a Stipulation of Dismissal with Prejudice relating to the Action. On October 9, 2024, the Action was dismissed with prejudice.
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
We are required to meet the continued listing requirements of the Nasdaq Capital Market and if we fail to satisfy such continued listing requirements, Nasdaq may take steps to delist our securities. For example, on May 15, 2024, we received a deficiency letter (the “Deficiency Letter”) from the listing qualifications department of Nasdaq indicating that, for the prior thirty-one consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted an initial period of 180 calendar days, or until November 11, 2024, to regain compliance with the Bid Price Rule. We did not achieve compliance with the Bid Price Rule prior to this time.
On November 12, 2024, Nasdaq notified us that we were eligible for an additional 180 calendar day period to regain compliance with the Bid Price Rule as we met the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement,
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 43

and have provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
We intend to actively monitor the closing bid price of our Class A common stock and will consider all available options to regain compliance with the Bid Price Rule, which may include seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our Class A common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our Class A common stock. In addition, it is possible that the reduced number of issued shares of Class A common stock resulting from such a reverse stock split could adversely affect the liquidity of our Class A common stock. There can also be no assurance that any actions that we take will be successful in restoring our compliance with the Bid Price Rule or will prevent future non-compliance therewith. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market or that we will be successful in appealing any delisting determination.
Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our Class A common stock. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor confidence. Moreover, there is no assurance that any actions that we take will be successful in restoring our compliance with the Bid Price Rule or will prevent future non-compliance therewith. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the quarter ended September 30, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 44

Item 6. Exhibits.

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
10.1†	*	Offer Letter Agreement, dated as of July 23, 2024, by and between P3 Health Partners Inc. and Leif Pedersen.
10.2†	*	Stock Option Agreement under the 2021 Incentive Award Plan, by and between P3 Health Partners Inc. and Leif Pedersen.
10.3†	*	Restricted Stock Unit Agreement under the 2021 Incentive Award Plan, by and between P3 Health Partners Inc. and Leif Pedersen.
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 45

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q3 2024 Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2024	P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
Leif Pedersen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)