Form 10-K
period 2024-12-31
P3 Health Partners Inc.
filed 2025-03-28
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price on that date as reported by the Nasdaq Stock Market was approximately $39.1 million.
As of March 13, 2025, the registrant had 163,159,548 shares of Class A common stock, par value $0.0001, and 195,956,984 shares of Class V common stock, par value $0.0001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our anticipated cash runway and our ability to raise additional capital to fund our existing operations and continue as a going concern, future results of anticipated products and prospects, our intention to implement the reverse stock split of our Class A common stock and our ability to regain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | 2024 Form 10-K | 1

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
•We primarily depend on capitation payments from third-party payors, as well as payments by individuals, which could lead to delays, uncertainties and disagreements regarding the timing and process of payments, including any changes or reductions in Medicare reimbursement rates or rules.
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
P3 Health Partners Inc. | 2024 Form 10-K | 2

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
•Foresight Sponsor Group, LLC (the “Sponsor”) and its affiliates and representatives, non-employee directors and other non-employee stockholders are not limited in their ability to compete with us, and the corporate opportunity provisions in our certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to us, which presents potential conflicts of interest.
•Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.
•Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and stock price and may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock and your investment.
•Other risks and uncertainties described in this Form 10-K, including those under Part I, Item 1A. “Risk Factors.”
P3 Health Partners Inc. | 2024 Form 10-K | 3

PART I
Item 1. Business.
Background
We were incorporated in Delaware as Foresight Acquisition Corp. (“Foresight”) on August 20, 2020. On December 3, 2021 (the “Closing Date”), we completed the Business Combinations (defined and discussed more fully below) with P3 Health Group Holdings, LLC, a Delaware limited liability company (“P3 Health Group Holdings”) and we changed our name to P3 Health Partners Inc. Following the Business Combinations, we are organized in an “Up-C” structure, in which P3 Health Partners Inc. is the sole manager of P3 Health Group, LLC and directly owns approximately 45% of P3 Health Group, LLC as of December 31, 2024. Substantially all of the Company’s assets are held and operations are conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interests in P3 LLC.
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
As fellow healthcare professionals, we understand the challenges physicians face when providing VBC. We have leveraged that expertise to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient centricity, 2) physician leadership, and 3) our delegated/integrated care model. Tactically, we typically leverage the community’s existing healthcare infrastructure to build a strong network of local physicians. We primarily contract with local physicians to enter the P3 network using an affiliate model, rather than building and staffing our own clinics or acquiring individual practices. By doing so, we preserve the existing patient-physician relationship, allow physicians to maintain their independence and have a built-in patient panel on Day 1. We then align physician incentives and provide our team tools and technology to support our physician partners in a VBC system and care for the patients we have the honor and privilege to serve together. We augment these affiliate partnerships with employed Primary Care Physicians (“PCPs”), P3 operated clinics, and wellness centers. Furthermore, we offer a broad delegated care model in which we take on the responsibility to reshape the local healthcare market to provide high quality care for patients throughout the care continuum.
We operate in the $1,029.8 billion Medicare market, which covers approximately 68 million eligible lives as of November 2024. Our core focus is the MA market, which makes up approximately 54% of the overall Medicare market, or nearly 33 million Medicare eligible lives in 2024. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the CMS to provide a defined range of healthcare services that are comparable to Medicare fee-for-service (“FFS”), which is also referred to as “traditional Medicare.”
In MA, the Centers for Medicare & Medicaid Services (“CMS”) pays health plans a monthly sum per member to manage all health expenses of a participating member. Our platform focuses on Medicare Advantage and manages the needs of our members through subscription-like per-member-per-month (“PMPM”) arrangements with health plans or payors. From there, the economics of our care model are further impacted by our ability to drive total cost of care savings and bend the cost curve. Our model allows us to “do well” while also “doing good.” We contract with health plans to
P3 Health Partners Inc. | 2024 Form 10-K | 4

provide capitated care services with respect to certain of their MA members. Our contracts with four health plans to provide capitated care services for their members collectively accounted for approximately 59% and 60% of our capitated revenue for the years ended December 31, 2024 and 2023, respectively.
The U.S. healthcare system is ripe for change and disruption, and we believe that the P3 Care Model is distinctly situated to address several pain points, including:
•Unsustainable and rising healthcare costs. The United States spent $4.9 trillion, representing 17.6% of GDP, on healthcare in 2023. National health expenditures are projected to grow 5.6% per year from 2023 to 2032, according to CMS. While representing only 17% of the United States population, the 65 and older age group accounted for 21% of all healthcare spending in 2023, with an average spend of approximately $14,570 per person. This segment is growing faster than the rest of the population and is projected to reach 22% of the United States population by 2050. Healthcare expenditures are particularly concentrated in this age group in large part due to the high rate of chronic conditions. Rising healthcare costs disproportionately impact low- and middle-income seniors, who often embrace MA plans. This is our area of focus given we believe we can have the greatest clinical and financial impact on this population. Improved care management of seniors is critical to reducing the rapid growth in U.S. healthcare spending.
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
•PCP burnout and dissatisfaction. The traditional FFS model values quantity over quality, which has been shown to lead to physician burnout and jeopardizes the long-term sustainability of the independent primary care business model. According to a 2024 Physicians Foundation report, six in 10 physicians show signs of burnout, compared to four in 10 in 2018. In addition, as average reimbursement rates decline in an FFS model, physicians would need to continually increase the number of patients seen to sustain their practice.
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
We aim to overcome these hurdles with a differentiated model that we believe is an attractive option for patients, physicians and payors. P3 honors the existing social and moral contract between patients and their PCPs, partnering with local physicians using an affiliate model. We risk-stratify our patients to help our physician partners prioritize care for those who need it the most. We also provide care teams to serve as an extension of the physician’s practice. These teams provide wraparound services to our patients and collaborate with the patients’ caregivers to ensure patients have the tools to successfully navigate their healthcare journey across the care continuum. We have made significant investments in
P3 Health Partners Inc. | 2024 Form 10-K | 5

technology to customize patient care management plans. Taken as a whole, our P3 Care Model is designed to help facilitate enhanced clinical outcomes for our key stakeholders, resulting in a 95% physician retention rate from 2018 through December 31, 2024.
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
We Deliver VBC to the Fastest Growing Market in Healthcare
A need for a new payment structure and an aging U.S. population
Historically, healthcare in the U.S. has been focused on reacting to acute events, which resulted in the development of the FFS payment model. The FFS model unintentionally incentivizes the volume of patients and services performed rather than the quality of services and care—resulting in a deprioritization of preventative services and overall health of the patient. Beyond sub-optimal clinical outcomes, FFS results in significant healthcare spend. As 10,000 seniors age into Medicare each day and prevalence of chronic conditions increases, the need for lower healthcare spend leads the push towards VBC and additional offerings such as MA.
VBC and MA
MA serves as an alternative to traditional Medicare. MA is an integrated plan that includes both Part A and Part B coverage. Most MA plans also offer Part D, vision, hearing, dental and other benefits. Typically, the out-of-pocket costs are lower for MA plans than traditional Medicare, but patients are limited to seeing physicians within the plan’s network and some coverage of certain specialty services may require PCPs’ referrals and plan authorizations.
MA has been well received since it was introduced, with penetration among Medicare beneficiaries increasing from 19% in 2007 to 54% in 2024 and is projected to increase to 64% by 2034. This trend reflects the understanding that MA plans are financially and clinically valuable to Medicare eligible patients.
Our Market Opportunity
We believe there is significant white space opportunity. As of December 31, 2024, we have contracted with 3,100 primary care physicians. This represents less than 1% of the total number of PCPs in the U.S. of approximately 535,000. We believe the industry is primed for a platform like ours, which allows physicians to remain independent while accessing financial resources and infrastructure to support a VBC model.
We believe our total addressable market is represented by the approximately 68 million Americans (approximately 17% of the total population) who were enrolled in either traditional Medicare or MA nationally in 2024, which represented $1,030 billion of annual spend. Within this, we believe our core addressable market to be the Medicare Advantage market, specifically within moderate-to-highly populated MA eligible dense counties, which we define as having greater than 10,000 Medicare eligible lives. By multiplying these approximately 33 million Medicare Advantage members by an average $1,000 per member per month spend, we estimate this represents a core addressable market size of over $300 billion.
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
P3 Health Partners Inc. | 2024 Form 10-K | 6

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
Physician-Led
Collaborative and supportive partnerships. As members of our team are former physicians, we have a deep understanding of the way in which physicians are trained. In our experience, most physicians not only understand the value of a VBC model, but also want to provide their patients with the highest quality care. However, the way in which most physicians today were trained caters to an FFS model. To support the VBC model, we provide training to physicians on best clinical practices based on nationally recognized care guidelines. As a result, we have seen physicians deliver cost saving, quality healthcare. Unlike some of our peers, we typically enter markets with our affiliate physician model and contract directly with physician groups or independent physicians to enter the P3 network rather than primarily building and staffing our own clinics or acquiring physician practices. By doing so, we preserve the existing patient-physician relationship and create a built-in patient panel on Day 1. Affiliate physicians retain their independence, while gaining access to P3’s teams, tools and technologies that are key to success in a VBC model. P3’s care teams become an extension of each physician’s office and support our collective patients to navigate the health care system, collaborate with caregivers, and enable a successful health care journey. All P3 affiliated physicians must pass an annual credentialing process and maintain compliance with all regulatory standards.
Aligned incentives. Our model properly aligns physicians’ incentives with clinical outcomes, designed so that patients receive the optimal care they deserve. To do this, we offer several types of incentive-based payments to our affiliated physicians. First, as physicians join our network, we continue to pay them on an FFS basis per visit, or structure a contract to offer a monthly, fixed, capitated payment for each patient paneled to their practice. Additionally, we provide quality incentive payments to our physician partners as they close quality gaps in care, enable patient access and improve documentation. Finally, as improved clinical outcomes result in reduced medical costs, we share the savings between P3 and our physician partners. These contracts were built with the physician in mind, which is reflected in our results—a 95% physician retention rate from 2018 through December 31, 2024. Aligning physician incentives with performance on growth, quality, patient disease documentation, and medical expense creates better economics within their practices.
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
P3 Health Partners Inc. | 2024 Form 10-K | 7

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
P3 Technology/Health Hub integrates clinical and claims data from disparate data points each month from payors, outpatient and inpatient facilities and other ancillary care settings. By using P3 Technology/Health Hub at the time of patient onboarding, we are able to assign patient risk levels using our proprietary risk stratification tool that leverages multiple parameters to prioritize patients who require additional resources. We continually collect data on patients from multiple sources so our care teams can proactively and dynamically deliver individualized care based on changes to a patient’s health profile. For example, within approximately 12 hours of a hospitalization—even out of state—our physician partners are notified and alerted to the patient’s clinical status. Our care managers also monitor patient care and provide physicians with actionable insights to enable additional care across settings and locations. These factors create a positive feedback loop, whereby our technology accelerates clinical outcomes, improving strong performance, and further growing our business.
The P3 Technology/Health Hub is built on multiple products, including:
Provider Portal. This physician-facing product enables our physician partners to understand, care for and monitor their patients. Physicians can access a risk stratified patient list based on historical diagnoses, suspect diagnoses, ER visits, chronic comorbidities and socio-economic factors, among others. By using this, P3 is able to present physicians with care opportunities, Healthcare Effectiveness Data and Information Set (“HEDIS®”) gaps in care and drug substitution opportunities, which directly translate into stronger cost management. Analyzing the risk-stratified patient-level data helps physicians and office staff strategize patient scheduling to optimize their resources and work hours to meet the healthcare needs of the patients that need the most care. Provider Portal also generates additional possible conditions that the physicians can screen for during patient visits. This exercise gives physicians a longitudinal view of patients’ health and any potential undiagnosed medical conditions they may have developed since their last annual wellness visit. This represents an important opportunity for physicians to address the conditions which otherwise may have been missed during initial health reviews of the patient.
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
Analytic Management Tools. Analytic Management Tools is a business intelligence platform that converts data into visualizations and real-time metrics to empower decision making at every level across the organization. This platform provides comprehensive physician profiles, cost analysis, and quality metrics, allowing management to identify trends, uncover improvement opportunities, and optimize resource utilization. Additionally, its embedded Risk Adjustment engine helps quantify burden of illness, offering clinical risk stratification data that supports targeted care coordination for high-risk patient populations. It helps our administrative teams deliver a data driven approach for a better, more engaged physician experience and act as a support system to their practices.
P3 Health Partners Inc. | 2024 Form 10-K | 8

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
Our Disciplined Growth Strategy
We intend to utilize our competitive strengths to increase our footprint within our current markets and across new states and counties to ultimately increase the number of physicians and patients we serve while at the same time managing the growth of the business in a disciplined, cost-efficient manner. As we grow our network, we conduct periodic strategic reviews of our provider and payor contracts, as a result of which we may elect to periodically exit underperforming provider and payor contracts in an effort to rationalize our network costs.
Additional membership through current relationships. Recent data suggests that the number of Medicare-eligible patients and MA penetration rates will continue to increase in the upcoming years. We believe that this trend will translate into increased coverage by our current payor partners in our existing markets. As these new patients enroll in MA through our payors, they become attributed to our platform with little incremental cost to us.
Furthermore, we believe our physician partners will also increase their patient coverage as the number of available MA lives increases. We expect to be favorably positioned to benefit from this source of growth, bolstered by the sticky physician-patient relationship and our platform’s ability to assist our physician partners in more effectively managing healthcare quality, patient experience and cost.
Expansion in current markets. Based on our ability to provide a compelling value proposition for physicians looking to shift to value-based care while remaining independent, we believe there is significant opportunity to grow lives in our current markets in Arizona, California, Nevada, and Oregon. Additionally, we have the opportunity to expand our existing membership base through our payor partners’ presence in our current markets.
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
Competition
The healthcare industry is highly competitive and fragmented. Our primary competition remains the status quo, FFS environment that much of the healthcare system operates in today. We currently face competition in every aspect of our business, including in offering a favorable reimbursement structure for existing physician partners and attracting payors and physician partners who are not contracted with us, from a range of large- and medium-sized local and national companies that provide care under a variety of models that could attract patients, providers and payors. Our primary competitors in the population health management space include Oak Street Health, Astrana Health and agilon health, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed care services tools and may provide these services to their physicians and patients at discounted prices or may seek to expand their relationships with additional competing physicians or physician networks. Other organizations may also seek to apply specialized services or programs, including providing data analytics or disease-based programs, designed to enable physicians or payors to operate successfully under VBC arrangements. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants. Our growth strategy and our business could be adversely affected if we are not able to continue to access existing geographies, successfully expand into new geographies or maintain or establish new relationships with payors and physician partners.
P3 Health Partners Inc. | 2024 Form 10-K | 9

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
Human Capital
As of December 31, 2024, we had approximately 360 full-time employees. We consider our relationship with our employees to be good. None of our employees are currently represented by a labor union or party to a collective bargaining agreement.
Our human capital resources objectives include sourcing, recruiting, developing, retaining, rewarding, recognizing and integrating our existing and prospective employees. We recognize that attracting, motivating and retaining skilled and purpose-driven talent from all backgrounds at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to protect the long-term interests of our stakeholders and stockholders. We invest in our employees through what we consider to be high-quality benefits, various health and wellness initiatives, and social events that bring our employees together to support the communities in which we live and work. We believe we offer competitive compensation packages and work to ensure fairness in internal compensation practices.
P3 Health Partners Inc. | 2024 Form 10-K | 10

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
Our human capital efforts are supported by our dedicated human resources team. This team supports the business in identifying and recruiting top talent, supporting the onboarding of new hires through an employee orientation program, providing a structured approach to performance management that allows leaders and employees to collaborate to set organizational goals, chart plans, and assign performance targets such that it becomes a systematic process to achieving goals and objectives and having productive conversations about performance outcomes and career development. Our talent management framework is designed to help us meet the human capital and business needs within the organization. From identification of critical roles to succession planning and retention management practices, the team provides resources and tools, and leads the processes and experiences to help us successfully execute on our talent management strategy.
Our efforts to promote a positive employee experience and foster an inclusive culture are further supported and enhanced by local and national in-person and virtual events, including town halls, in-office celebrations and employee activity committees.
Government Regulation
Regulatory Licensing and Certification
Many states require regulatory approval, including licensure and certification, before establishing certain types of clinics offering certain professional and ancillary services, including the services P3 offers. The operations of the P3 owned and managed clinics are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, and proof of financial ability to operate. Our ability to operate profitably will depend in part on the ability of P3 owned and managed clinics and its providers to obtain and maintain all necessary licenses and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” P3 owned and managed clinics hold CLIA Certificates of Waiver and perform certain CLIA-waived tests, which subjects such clinics to certain CLIA requirements. Sanctions for failure to comply with applicable state and federal licensing, certification and other regulatory requirements include suspension, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.
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
P3 Health Partners Inc. | 2024 Form 10-K | 11

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
P3 Health Partners Inc. | 2024 Form 10-K | 12

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
P3 Health Partners Inc. | 2024 Form 10-K | 13

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
P3 Health Partners Inc. | 2024 Form 10-K | 14

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
Federal and State Insurance and Managed Care Laws
Regulation of downstream risk-sharing arrangements, including, but not limited to, at-risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing organizations like us and our affiliated providers. By way of example, P3 recently acquired Medcore HP, a licensed health plan under the Knox Keene Act, which subjects the entity to certain capital requirements, licensing or certification, governance controls, utilization review, grievance procedures, and reporting requirements among others. While these regulations have not had a material impact on our business to date, as we continue to expand, for example, through acquisitions or otherwise, these rules may require additional resources and capitalization and add complexity to our business.
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
See Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations—Key Factors Affecting our Performance—Impact of Seasonality.”
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
P3 Health Partners Inc. | 2024 Form 10-K | 15

reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
P3 Health Partners Inc. | 2024 Form 10-K | 16

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
As of December 31, 2024, we had $38.8 million of unrestricted cash and cash equivalents available to fund future operations, $154.8 million of outstanding indebtedness, of which $65.0 million is classified as current on our balance sheet, $31.5 million of paid in-kind interest, and $255.1 million of unpaid claims. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. Based on our currently available cash resources, including the aggregate proceeds of $30.0 million we received from a related party financing transaction in February and March 2025, and assuming no other financing transactions, we believe we will require additional funding in 2025. As a result of these factors, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements included elsewhere in this Form 10-K are issued. In evaluating our ability to continue as a going concern and meet our obligations, management considered our current projections of future cash flows, current financial condition, sources of liquidity, and debt obligations for at least one year from the date of issuance of this Form 10-K.
We continue to explore raising additional capital through a combination of debt financing and equity issuances and sales of assets. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired and there is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If we are unable to raise additional capital or generate cash flows necessary to fund our operations or refinance our indebtedness, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Our Operating History
We have a history of net losses. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We have experienced losses since our inception. For the year ended December 31, 2024, we incurred net losses of $310.4 million. As of December 31, 2024, we had an accumulated deficit of $503.2 million. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan. We expect that our operating expenses will continue to increase as we grow our business, build relationships with physician partners and payors, develop new services and comply with the requirements associated with being a public company. Since our inception, we have financed our operations primarily through cash we obtained as a result of the Business Combinations, private placements of equity securities, issuances of promissory notes, payments received from various payors, borrowings under the Term Loan Facility (as defined herein) and the disposition of certain of our Florida assets. We may not succeed in sufficiently increasing our revenue to offset these expenses. Consequently, we may not be able to achieve and maintain profitability for the current or any future fiscal year. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
We may need to raise additional capital to fund our existing operations or develop and commercialize new services or expand our operations.
We may need to spend significant amounts to fund our existing operations, including expansion into new geographies, to improve our platform and to develop new services. Based upon management’s assessment of the
P3 Health Partners Inc. | 2024 Form 10-K | 17

Company’s ability to continue as a going concern as described above in the risk factor entitled “Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern,” absent additional funding, we believe that our existing cash, cash equivalents and restricted cash are not sufficient to fund our operating and capital needs for at least the next 12 months. We maintain the majority of our cash, cash equivalents and restricted cash in accounts with major U.S. financial institutions, and our deposits at these institutions, at times, may exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash, cash equivalents and restricted cash, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Our expectation regarding the sufficiency of funds is based on assumptions that may change as a result of many factors currently unknown to us. Until such time, if ever, as we can generate sufficient revenue, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a securityholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and these forms of financing may have rights, preferences, and privileges senior to those of holders of our common stock and may involve restrictive covenants which could place significant restrictions on our operations. For example, since December 2022, in various private placement transactions and in connection with the issuance of unsecured promissory notes (see Note 10 “Debt” to the consolidated financial statements included elsewhere in this Form 10-K), we have issued an aggregate of 110.8 million shares of Class A common stock and warrants and pre-funded warrants to purchase an aggregate of 307.1 million shares of Class A common stock. See Part II, Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, or future revenue streams or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance development activities. If we are unable to raise additional funds when needed to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our business and the markets in which we operate are rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
Our business and the markets in which we operate are rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:
•attract new members and partner physicians to our platform and position our platform as a convenient and accepted way to access and deliver healthcare;
P3 Health Partners Inc. | 2024 Form 10-K | 18

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
Our Term Loan Facility (as defined herein) with CRG Partners (the “Lender”), the VGS Promissory Note, the VGS 2 Promissory Note and the VGS 3 Promissory Note (each as defined herein) contain affirmative and negative covenants which, among other things, require us to maintain minimum liquidity and annual minimum revenue levels that increase over time and restrict P3 LLC’s ability and the ability of its subsidiaries from, among other things, incurring certain indebtedness and liens, and making certain restricted payments. If we breach these or other financial covenants and fail to secure a waiver or forbearance from the lenders, such breach or failure could result in an event of default and accelerate the repayment of the outstanding or the exercise of other rights or remedies that our lenders may have under
P3 Health Partners Inc. | 2024 Form 10-K | 19

applicable law. As of December 31, 2024, we were not in compliance with its Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note and VGS 3 Promissory Note covenants related to issuance of the 2024 financial statements with an audit opinion free of a “going concern” explanatory paragraph. The Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note and VGS 3 Promissory Note lenders have granted us a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” explanatory paragraph in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2024. We were in material compliance with all other covenants under the Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note and VGS 3 Promissory Note as of December 31, 2024; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note and VGS 3 Promissory Note or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
We may not recognize the anticipated benefits of recent and future acquisitions or dispositions and any such transactions could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
The anticipated benefits of any future acquisitions or dispositions may not be realized fully, or at all, and may take longer to realize than expected. Anticipated benefits of any acquisition may be affected by, among other things, competition and our ability to grow and manage growth profitably. Further, we may not be able to continue the operational success or successfully finance or integrate any businesses that we acquire. The integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition we make will not have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our assets consists of other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
As of December 31, 2024, the net carrying value of other intangible assets represented $574.4 million, or 73% of our total assets. Indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Definite-lived intangible assets totaling $573.7 million are amortized over 10 years. If our operating performance falls below our then current projections or if there are material changes to management’s assumptions, we have in the past and could in the future be required to recognize additional non-cash charges to operating earnings for other intangible asset impairment, which could be significant. For example, due to the decrease in the share price over the second and fourth quarters of 2022, the Company recorded a significant goodwill impairment charge of $1,315.0 million during the year ended December 31, 2022. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.
Risks Related to Our Business and Industry
Pandemics or epidemics have impacted, and may in the future impact, our operations and may materially and adversely affect our business and financial results.
The extent to which any pandemic, epidemic, or outbreak of an infectious disease may directly or indirectly impact our operations and results of operations will depend on multiple factors, including, but not limited to the ultimate geographic spread of the disease, the duration and scope of the outbreak, the emergence of variants, the availability and efficacy of vaccines, and government, social, business and other actions that are taken in response to the pandemic or outbreak. We may be unable to properly anticipate or prepare for these events and, as a result, our business may be materially adversely impacted.
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
P3 Health Partners Inc. | 2024 Form 10-K | 20

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
Competition for qualified personnel in our industry is intense due to the limited number of individuals who possess the required skills and experience. In particular, we face substantial competition for physicians and other healthcare providers. As a result, as we continue to grow and enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills. We continued to experience labor shortages in 2024. A number of factors have and may in the future adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, and other government regulations. In addition, we have experienced high employee turnover and expect to continue to experience high employee turnover in the future. New hires require significant training and, in most cases, take significant time before such personnel achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, we may not be able to effectively pursue our business plan which could harm our business, financial condition, cash flows and results of operations.
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
Our business depends on our ability to identify and develop successful geographies and relationships with physician partners and payors, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners. In order to pursue our strategy successfully, we must effectively implement our platform, partnership and network model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners and payors. We contract with a limited number of affiliated professional entities and other physician partners and rely on such physicians within each geography. In addition, certain of our providers are permitted to provide services on other platforms. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to increase their capacity to service Medicare patients, and to effectively meet increased patient demand. Our affiliated professional entities and other physician partners may encounter difficulties in recruiting additional primary care physicians to their practices due to many factors, including significant competition in their geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit and integrate physician partners into our model, or the failure of our affiliated professional entities or other physician partners to recruit additional primary care physicians or manage and scale capacity to timely meet patient demand, could substantially harm our brand and reputation, impact our competitiveness, inhibit widespread adoption of our platform, partnership and network model and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
P3 Health Partners Inc. | 2024 Form 10-K | 21

Further, our growth to date has increased the significant demands on our management, operational and financial systems, infrastructure and human and capital resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements have and could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business, financial condition, cash flows and results of operations could be harmed.
If growth in the number of patients and physician partners on our platform decreases, or the number of services that we are able to provide to physician partners and members decreases, due to legal, regulatory, economic or business developments, our business, financial condition and results of operations will be harmed.
Substantially all of our total revenue relates to federal government healthcare programs. The policies and decisions made by the federal government regarding these programs have a substantial impact on the size of our membership base, the reimbursement rates among members, and our network of providers and therefore, our results of operation. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care.
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
Principal assumptions relating to our market opportunity include estimates of the total number and average length of relationships between MA patients and their physicians, historical MA patient growth rates, amount of revenue and medical expenses associated with MA members expected to be attributed to our affiliated professional entities and other physician partners and historical experience that such physician partners have with a similar platform. Our market opportunity is based on the assumption that our platform, partnership and network model will be more attractive to potential physician partners than competing options. However, potential physician partners may elect to pursue a different strategic option.
P3 Health Partners Inc. | 2024 Form 10-K | 22

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
•the occurrence of catastrophes, major epidemics or pandemics, or acts of terrorism; and
•the reduction of health plan premiums.
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
The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to patients, we have experienced and may from time to time experience delays in receiving the associated capitation payments or, for patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, or additional supporting documentation is necessary. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further reduce, complicate or delay our reimbursement claims. Further, the Medicare program and its reimbursement rates and rules, upon which many third-party payors base their reimbursement rate, are subject to frequent change. Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to MA reimbursement levels may have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays, uncertainties and disagreements regarding the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing and other costs related to resolving disagreements or uncertainties. For example, in July 2021, a discrepancy was identified in the service agreement with one of our health plans in the way the revenue of Medicare Part C
P3 Health Partners Inc. | 2024 Form 10-K | 23

and Medicare Part D was being calculated compared to the definitions of “revenue” under the service agreement. This discrepancy resulted in a contract dispute and a renegotiation of the service agreement. In January 2023, the renegotiation was settled and we reflected the known settlement of $5.0 million within health plan settlements payable on our consolidated balance sheet as of December 31, 2022. The remaining settlement balance of $3.0 million is recorded within health plan settlements payable on our consolidated balance sheet as of December 31, 2024.
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
We contract with health plans to provide capitated care services with respect to certain of their MA members. Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Our contracts with four health plans to provide capitated care services for their members collectively accounted for approximately 59% and 60% of our capitated revenue for the years ended December 31, 2024 and 2023, respectively. If a plan with which we contract for these services loses its MA contracts with CMS, receives reduced or insufficient government reimbursement under the MA program, decides to discontinue its MA and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, certain patients covered by such plans may choose to shift to another PCP within their health plan’s network. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as Centene Corporation, Atrio Health Plans, United Healthcare and Aetna, with respect to their MA members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business.
The healthcare industry has also experienced and continues to experience a trend of consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates may decline based on renegotiations and larger payors having significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided through capitation agreements.
We are dependent on our affiliated professional entities and other physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts.
Our success depends upon our continued ability to collaborate with and expand a network of high-caliber affiliated professional entities and other physician partners who can provide high quality of care, improve clinical outcomes and effectively manage healthcare costs, which are key drivers of our results of operations. Our physician partners could demand an increased payment arrangement or take other actions, or fail to take actions, that could result in higher medical costs, lower quality of care for our members, harm to our reputation or create difficulty meeting regulatory or other requirements. Likewise, our physician partners could take actions contrary to our instructions, requests, policies or objectives or applicable law, or could have economic or business interests or goals that are or become inconsistent with our own. Further, our physician partners may not engage with our platform to assist in improving overall quality of care and
P3 Health Partners Inc. | 2024 Form 10-K | 24

management of healthcare costs, which could produce results that are inconsistent with our estimates and financial models and negatively impact our growth.
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
We could also experience significant losses if the expenses incurred to deliver healthcare services to our attributed members exceed revenue we receive from payors in respect of our attributed members. Under a capitation contract, a payor typically prospectively pays periodic capitation payments representing a prospective budget from which its physician partnerships manage healthcare expenses on behalf of the population enrolled with that physician partnership. To manage total medical services expense, we rely on our affiliated professional entities’ and other physician partners’ ability to improve clinical outcomes, implement clinical initiatives to provide a better healthcare experience for our members and accurately and sufficiently document the risk profile of our members. While our contracts vary, generally, if the cost of medical care provided exceeds the corresponding capitated revenue we receive, we may realize operating deficits, which are typically not capped, and could lead to substantial losses.
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
Our industry is competitive and we expect it to continue to attract increased competition, which could make it difficult for us to succeed. We currently face competition in various aspects of our business, including in offering a favorable reimbursement structure for physician partners and potential physician partners and attracting payors and physician partners who are not contracted with us, from a range of companies that provide similar services under different care models that could attract patients, providers and payors, including hospitals, managed service organizations and provider networks and data analysis consultants. Further, individual physicians who are contracted within our network may affiliate with our competitors. Competition from hospitals, managed service organizations and provider networks and data analysis consultants, payors and other parties could result in payors changing the benefit structure that is offered to our members, which could negatively impact our profitability and market share.
Our primary competitors include Oak Street Health, Inc., Astrana Health, Inc. and agilon health, inc., in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed services tools and may provide these services to their physicians and patients at discounted prices, or may seek to expand their relationships with additional competing physicians or physician networks, including in geographic areas we serve. This may result in a more competitive environment and increased challenges to
P3 Health Partners Inc. | 2024 Form 10-K | 25

grow at the rates we have projected. We expect that competition will continue to increase as a result of consolidation in the healthcare industry and increased demand for its services.
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
Our future growth and the success of our business will depend in large part upon the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively.
Our business success depends on our ability to attract and retain members, which significantly depends on our marketing practices. Our future growth and ability to achieve profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:
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
The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur, including as a result the recent change in U.S. Presidential administration. General reductions in expenditures by healthcare industry participants could result from, among other things:
•government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•consolidation of healthcare industry participants;
P3 Health Partners Inc. | 2024 Form 10-K | 26

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
The 21st Century Cures Act (the “Cures Act”), which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the HHS, Office of the National Coordinator for Health Information Technology, which is now known as the Office of the Assistant Secretary for Technology Policy and Office of the National Coordinator for Health Information Technology (“ASTP/ONC”), and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ASTP/ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces that connect to provider electronic health record systems. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ASTP/ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information (“EHI”), also known as “information blocking.” To further support access and exchange of EHI, the ASTP/ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In June 2023, the HHS Office of Inspector General (“OIG”) published its final rule implementing the statutory penalties for information blocking, which are up to $1 million per violation. Enforcement of information blocking penalties began on September 1, 2023. Further, in December 2023, ASTP/ONC finalized its rule titled Health Data, Technology, and Interoperability: Certification Program Updates, Algorithm Transparency, and Information Sharing (“HTI-1 Final Rule”). Among other things, the HTI-1 Final Rule narrows the scope of entities that qualify as certified health IT developers, makes updates to its Health IT Certification Program requirements, a voluntary program for certifying health IT, and modifies the information blocking exceptions. In addition, in December 2024, ASTP/ONC issued the HTI-2 Final Rule, which among other things, finalizes certain Trusted Exchange Framework and Common Agreement (“TEFCA”)-related
P3 Health Partners Inc. | 2024 Form 10-K | 27

proposals, and amends the information blocking regulations by including definitions related to the TEFCA Manner Exception. In December 2024, ASTP/ONC also released the final HTI-3 Final Rule, which among other things, finalizes the addition of a definition of “reproductive health care,” creates a new Protecting Care Access Exception and finalizes revisions to the Privacy and Infeasibility Exceptions. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
Our business and operations would suffer in the event of information technology system failures, security breaches, cyberattacks or other deficiencies in cybersecurity.
Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, materially adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
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
The secure processing, storage, maintenance and transmission of information are vital to our operations and business strategy, and we devote significant resources to protecting such Confidential Information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable. We have in the past experienced low-threat attacks by hackers or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. For example, in April 2023 we were the target of a type of wire transfer fraud known as business email compromise (“BEC”) scam. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. While this fraud did not cause material losses to us, it reflects that we are continually susceptible to the risk of being targeted for a cyberattack.
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
P3 Health Partners Inc. | 2024 Form 10-K | 28

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
P3 Health Partners Inc. | 2024 Form 10-K | 29

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
Further, certain states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Further, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. California’s Confidentiality of Medical Information Act (the “CMIA”) places restrictions on the use and disclosure of health information, including PHI, and other personal information, and can impose a significant compliance obligation. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
In addition, we use artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
It is possible that new laws and regulations will be adopted in the United States, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies).
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
P3 Health Partners Inc. | 2024 Form 10-K | 30

unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
Any future litigation against us could be costly and time-consuming to defend.
We may become subject, from time to time, to legal proceedings, federal and state audits, government investigations, and payor audits, investigations, civil investigative demands, overpayments, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation and audits may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our Class A common stock or publicly traded warrants.
Changes in U.S. tax laws, and the adoption of tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States, could adversely affect our operating results and financial condition.
We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. In particular, changes in presidential, congressional, state and local administrations in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our members, providers and vendors.
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
Our quarterly results of operations, including our revenue, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:
•our ability to maintain and grow the number of members on our platform;
•the demand for and types of services that are offered on our platform by providers;
•the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
•the timing of cash sweeps for prior rendered services;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•our ability to effectively manage the size and composition of our network of healthcare providers relative to the level of demand for services from our members and our clients’ members and patients;
P3 Health Partners Inc. | 2024 Form 10-K | 31

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
•impairment charges;
•the timing of expenses related to the development or acquisition of technologies or businesses; and
•pandemic or epidemics.
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
We have no direct operations and no significant assets other than the ownership of a minority of the economic interests in P3 LLC. As of December 31, 2024, we owned approximately 45.4% of the economic interests in P3 LLC. We depend on P3 LLC and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including to satisfy our obligations under the Tax Receivable Agreement, or to pay any dividends with respect to our Class A Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of P3 LLC and its subsidiaries limit our ability to obtain cash from P3 LLC. The earnings from, or other available assets of, P3 LLC and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations, including our obligations under the Tax Receivable Agreement, or pay any dividends on our Class A common stock should we decide to do so. P3 LLC is classified as a partnership for U.S. federal income tax purposes and, as such, is generally not be subject to entity level U.S. federal income tax. Instead, taxable income is allocated to holders of P3 LLC units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by P3 LLC. Under the terms of the P3 LLC Amended and Restated Limited Liability Agreement (the “P3 LLC A&R LLC Agreement”), and the Tax Receivable Agreement, P3 LLC is obligated to make tax distributions or payments to holders of its P3 LLC units, including us, except to the extent such distributions or payments would render P3 LLC insolvent or are otherwise prohibited by law or the terms of any credit facility. In addition to our tax payment obligations, we also incur expenses related to our operations and our interests in P3 LLC, including costs and expenses of being a publicly traded company, all of which could be significant. To the extent that we require funds and P3 LLC or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.
Our business could be adversely impacted by climate change, extreme weather conditions and natural disasters.
The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather events (such as floods, droughts, hurricanes, wildfires and severe storms), whether as a result of climate change or otherwise, could, among other things, disrupt our operations or damage or destroy our headquarters or owned or managed clinics, which may cause us to suffer losses and additional costs to maintain or resume operations, which could have an adverse impact on our business and results of operations. Public health crises arising from such extreme weather events and natural disasters or
P3 Health Partners Inc. | 2024 Form 10-K | 32

effects of climate change could also impact our business operations and result in increased medical care costs. For example, natural disasters, such as a major hurricane affecting Florida or wildfire affecting California, could have significant impacts on the health of a large number of our members. In addition, implementing changes to mitigate risks associated with such events may result in substantial short- and long-term additional operational expenses, which could have a material adverse effect on our business, results of operations or financial condition.
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
P3 Health Partners Inc. | 2024 Form 10-K | 33

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
After recent settlements by the U.S. Department of Justice (“DOJ”), in December 2024, the OIG issued a special fraud alert concerning certain marketing arrangements between healthcare professionals (“HCPs”) and MA brokers and agents, as well as MA organizations. The OIG stated that certain payments from MA organizations to HCPs or their staff relating to MA plan marketing and enrollment, as well as payments from HCPs to agents, brokers and others in exchange for referring Medicare enrollees to a particular HCP, can result in abusive arrangements that could lead to improper steering, anticompetitive conduct and other harms to enrollees and to the Medicare program. In June 2024, we received a civil investigative demand (“CID”) from the DOJ pursuant to the False Claims Act in the course of the government’s investigation concerning our arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of our broker programs and our arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as our arrangements with third parties relating to these programs. We are cooperating with the investigation and providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation.
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
P3 Health Partners Inc. | 2024 Form 10-K | 34

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
The operations of our owned and managed clinics through our affiliated professional entities and other physician partners are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection and proof of financial ability to operate. Our owned and managed clinics and affiliated professional entities and other physician partners are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare, Medicaid and state fraud and abuse and physician self-referrals, and maintaining updates to our affiliated professional entities’ and other physician partners’ enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. Our owned and managed clinics and affiliates professional entities are subject to periodic inspection by licensing authorities and accreditation organizations to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our owned or managed clinics or affiliated professional entities be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification so that we or our affiliated professional entities and other physician partners are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows or results of operations. See “—The evolving regulation of value-based reimbursement models and regulation, licensure and oversight by state regulatory authorities as a risk-bearing entity may have a material adverse effect on our operations.”
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
P3 Health Partners Inc. | 2024 Form 10-K | 35

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
CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a final rule issued by CMS in January 2023, overpayments to MA plans that are identified as a result of a Risk Adjustment Data Validation (“RADV”) audit will be subject to extrapolation for plan year 2018 and any subsequent plan year. On November 14, 2024, CMS initiated the payment year 2018 MA RADV audits and expects to begin issuing payment year
P3 Health Partners Inc. | 2024 Form 10-K | 36

2018 audit findings in mid-calendar year 2026. In addition, CMS will not apply an adjustment factor, known as an FFS Adjuster, in RADV audits to account for potential differences in diagnostic coding between the MA program and Medicare FFS program. We are continuing to assess the potential impact this final rule may have on our business and operations.
On March 31, 2023, CMS issued its final 2024 Medicare Advantage Rate Announcement, which implements a three-year phase-in of certain changes to the methodology CMS will use to perform risk adjustment for plan years 2024 through 2026. Under the new risk adjustment model that was implemented in 2024, CMS has changed the manner by which over 2,000 diagnosis codes, across a range of disease and condition categories, are considered for purposes of patient risk scoring, with certain of these codes no longer impacting risk scoring. On April 1, 2024, CMS released the 2025 Medicare Advantage Rate Announcement, which continues the three-year phase in by blending 67% of the risk score calculated using the updated 2024 MA risk adjustment model with 33% of the risk score calculated using the 2020 MA risk adjustment model. While the codes subject to changes represent only a fraction of the total number of conditions considered for purposes of risk adjustment, this change and any future changes to CMS’s risk adjustment methodology could impact the revenue we record from Medicare Advantage plans.
There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.
The impact of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.
The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. By way of example, the ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States.
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
P3 Health Partners Inc. | 2024 Form 10-K | 37

The evolving regulation of value-based reimbursement models and regulation, licensure and oversight by state regulatory authorities as a risk-bearing entity may have a material adverse effect on our operations.
Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing organizations like us and our affiliated providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. As a result, new and existing laws, regulations or guidance could have a material adverse effect on our operations and could subject us to the risk of restructuring or terminating our arrangements with our affiliated professional entities or other physician partners, as well as the risk of regulatory enforcement, penalties and sanctions, if state and federal enforcement agencies disagree with our interpretation of these laws. In addition, Medcore HP, which we acquired in 2021, is a licensed health plan under California’s Knox Keene Act, which subjects the entity to certain capital requirements, licensing or certification, governance controls, utilization review and grievance procedures, among others. Non-compliance with the Knox-Keene Act may result in an enforcement action, fines and penalties, and, in egregious cases, limitations on or revocation of the Knox-Keene license. In August 2024, the Office of Enforcement for the California Department of Managed Health Care conducted an investigation of Medcore HP and imposed an administrative penalty of $150,000 and a corrective action plan based on Medcore HP’s failure to meet minimum levels of tangible net equity and for untimely filing of certain annual reports and monthly financial statements. Although these penalties have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.
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
P3 Health Partners Inc. | 2024 Form 10-K | 38

reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.
Risks Related to Ownership of Our Common Stock
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and stock price and may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock and your investment.
Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting. For as long as we are a “non-accelerated filer,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.
In connection with the audits of our consolidated financial statements for the years ended December 31, 2018, 2019, 2020 and 2021, and, as previously reported, the restatement of our consolidated financial statements for the years ended December 31, 2020 and 2019, we previously identified material weaknesses in our internal control over financial reporting. In response to these material weaknesses, we implemented a comprehensive remediation plan as discussed under the heading “Remediation Activities” in Part II, Item 9A, “Controls and Procedures.” Based on these remediation efforts, our management has concluded the material weaknesses have been remediated as of December 31, 2024. However, we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future and that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, financial statement restatements, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
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
P3 Health Partners Inc. | 2024 Form 10-K | 39

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
•providing that certain transactions are not “corporate opportunities” and that, subject to certain exceptions, Foresight Sponsor Group, LLC, (the “Sponsor”) or its affiliates and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives, or any director or stockholder who is not employed by us or our subsidiaries, are not subject to the doctrine of corporate opportunity and such persons do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries;
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
The Sponsor, its affiliates and representatives, non-employee directors and other non-employee stockholders of the Company are not limited in their ability to compete with us, and the corporate opportunity provisions in our certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to us, which presents potential conflicts of interest.
Our certificate of incorporation provides that subject to certain exceptions, the Sponsor and its affiliates and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives, or any director or stockholder of the Company who is not employed by us or our subsidiaries, would not be restricted from
P3 Health Partners Inc. | 2024 Form 10-K | 40

owning assets or engaging in businesses that compete directly or indirectly with us or any of our subsidiaries. In particular, subject to the limitations of applicable law and the certificate of incorporation, these persons may among other things:
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
There can be no assurance that we will be able to maintain an active trading market for our Class A common stock on Nasdaq or any other exchange in the future. If an active market for our Class A common stock is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our Class A common stock is delisted, it may be difficult for our stockholders to sell their Class A common stock without depressing the market price for our Class A common stock, or at all. See “Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities,” below. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products, or technologies by using shares of capital stock as consideration.
P3 Health Partners Inc. | 2024 Form 10-K | 41

There may be sales of a substantial amount of our Class A common stock in future by our stockholders, and these sales could cause the price of our Class A common stock to fall.
As of December 31, 2024, there were approximately 162.9 million shares of Class A common stock outstanding and an additional approximately 196.0 million shares of Class V common stock, which are exchangeable, together with P3 LLC units, for an equivalent number of shares of Class A common stock. Our issued and outstanding shares of Class A common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of December 31, 2024, approximately 58.7% of the outstanding shares of Class A common stock (on an as-converted and as-exchanged basis) were held by entities affiliated with us and our executive officers and directors.
In addition, pursuant to certain registration rights agreements that we have entered into with certain of our stockholders, we are obligated to register the resale of shares of Class A common stock held by such stockholders and issuable upon the exercise or exchange of securities held by such stockholders. In addition, certain of these stockholders are entitled to demand the registration of such shares of Class A common stock subject to certain minimum requirements and also have certain “piggyback” registration rights with respect to registration statements we file.
Upon effectiveness of any registration statement we file for the resale of shares held by such stockholders, and upon the expiration of any applicable lock-up periods applicable to such stockholders, these stockholders may sell large amounts of our Class A common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the share price of our Class A common stock or putting significant downward pressure on the price of our Class A common stock.
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
We are required to meet the continued listing requirements of the Nasdaq Capital Market and if we fail to satisfy such continued listing requirements, Nasdaq may take steps to delist our securities. For example, on May 15, 2024, we received a deficiency letter (the “Deficiency Letter”) from the listing qualifications department of Nasdaq indicating that, for the prior thirty-one consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted an initial period of 180 calendar days, or until November 11, 2024, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule prior to this time.
On November 12, 2024, Nasdaq granted us an additional 180 calendar day period to regain compliance with the Bid Price Rule. On March 3, 2025, we filed a definitive proxy statement with the SEC to seek stockholder approval to amend our certificate of incorporation to effect a reverse stock split at a special meeting of stockholders to be held on March 31, 2025. However, there can be no assurance that any such reverse stock split will be approved by the stockholders and implemented, and, even if implemented, would increase the market price of our Class A common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our Class A common stock. In addition, it is possible that the reduced number of issued shares of Class A common stock resulting from such a reverse stock split could adversely affect the liquidity of our Class A common stock. There can also be no assurance that any actions that we take will be successful in restoring our compliance with the Bid Price Rule or will prevent future non-compliance therewith. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market or that we will be successful in appealing any delisting determination.
Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of our securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our Class A common stock. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in
P3 Health Partners Inc. | 2024 Form 10-K | 42

negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor confidence. Moreover, there is no assurance that any actions that we take will be successful in restoring our compliance with the Bid Price Rule or will prevent future non-compliance therewith. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.
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
Since December 2022, in various private placement transactions and in connection with our issuance of our outstanding promissory notes (see Note 10 “Debt” to the consolidated financial statements included elsewhere in this Form 10-K), we have issued warrants and pre-funded warrants to purchase an aggregate of 307.1 million shares of Class A common stock.
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
We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to our stockholders, thereby making the Public Warrants worthless to our stockholders.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant if, among other things, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Public Warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force our stockholders (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.
In addition, we may redeem the Public Warrants commencing 90 days after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant if, among other things, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the Public Warrant holders. In such a case, the holders will be able to exercise their Public Warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants, including because the number of shares of Class A common stock received in connection with such an exercise is capped at 0.361 shares of Class A common stock per whole Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.
None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
P3 Health Partners Inc. | 2024 Form 10-K | 43

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
As a result, included on our consolidated balance sheet as of December 31, 2024 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within the warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of its control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
P3 LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of P3 LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of P3 LLC. Under the terms of the P3 LLC A&R LLC Agreement, P3 LLC will be obligated, subject to various limitations and restrictions, including with respect to any debt agreements, to make tax distributions to holders of P3 LLC Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which could be substantial. We intend, as its sole manager, to cause P3 LLC to make cash distributions to the owners of P3 LLC Units in an amount sufficient to (i) fund all of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, P3 LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which P3 LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering P3 LLC insolvent. If P3 LLC does not have sufficient funds to pay tax or other liabilities or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i)
P3 Health Partners Inc. | 2024 Form 10-K | 44

P3 LLC is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) P3 LLC does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In addition, if P3 LLC does not have sufficient funds to make distributions, its ability to declare and pay cash dividends will also be restricted or impaired.
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
P3 Health Partners Inc. | 2024 Form 10-K | 45

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
We will not be reimbursed for any cash payments previously made to the P3 Equityholders pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a P3 Equityholder will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the Internal Revenue Service or a court will agree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.
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
The market price of our securities has experienced and may experience volatility and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
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
P3 Health Partners Inc. | 2024 Form 10-K | 46

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
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the health population management industry in general;
•short sales of our stock or trading phenomena such as “short squeezes;”
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
P3 Health Partners Inc. | 2024 Form 10-K | 47

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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, corporate governance requirements and required filings of annual, quarterly and current reports with respect to our business and results of operations. New or changing laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses. In addition, we expect that our management and other personnel will need to continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired additional legal and accounting personnel and may in future need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.
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
We, as with other companies, are facing scrutiny related to our sustainability and ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, government entities,
P3 Health Partners Inc. | 2024 Form 10-K | 48

customers, and other stakeholder groups. For example, certain institutional and individual investors have requested various ESG-related information and disclosures as they increasingly incorporate ESG criteria in making investment and voting decisions. With this focus, public reporting regarding sustainability and ESG practices is becoming broadly expected and standardized, which could lead to scrutiny of our ESG practices or lack thereof. While there are some other governments and actors taking different approaches, such scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, changes in demands for certain products, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, regulator, or other stakeholder expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters. Certain market participants, including major institutional investors, use third-party benchmarks, ratings or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment, the exclusion of our stock into ESG-oriented investment funds, and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, we operate in various jurisdictions where new ESG and sustainability-related rules and regulations have been adopted and may continue to be introduced. For example, we may be subject to the requirements of the State of California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, if they survive their current federal court challenge as well as the SEC’s climate disclosure proposal, if it is enforced by the Trump Administration and survives its current federal court challenge. Operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. We are currently assessing the potential impacts of such adopted or proposed rules and regulations, as well as other sustainability and climate-related disclosure obligations and evolving legal and regulatory requirements, to which we may be subject. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition or results of operations.
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
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to:
P3 Health Partners Inc. | 2024 Form 10-K | 49

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.
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
Our management team, including our Senior Vice President of Technology, Director of Information Systems Security, and Director of Information Systems Governance Risk and Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience spans all aspects of information technology including cybersecurity, IT operations (infrastructure engineering and architecture design), and IT governance audit compliance across industries such as energy, healthcare, pharmaceuticals, and finance. Our Senior Vice President of Technology’s experience includes over 30 years in technology leadership and management, with 25 years within the healthcare sector, specializing in cybersecurity programs, and establishing technology compliance programs with industry standards such as Sarbanes-Oxley, HIPAA, HITRUST, and NIST. Our Director of Information Systems Security’s experience includes over 20 years in IT, with 12 years within the healthcare sector, managing risk assessments and leading security programs using the HITRUST framework to ensure compliance with HIPAA, NIST, ISO27001, and GDPR. Our Director of Information Systems Governance Risk and Compliance’s experiences includes over 25 years in IT audit and security governance, establishing and leading IT GRC programs, directing IT security initiatives, and maintaining relevant certifications including CDPSE, CRISC, and CISA.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security
P3 Health Partners Inc. | 2024 Form 10-K | 50

personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties.
As of December 31, 2024, our principal executive office is located in Henderson, NV, where we occupy facilities totaling approximately 35,000 square feet, primarily under a lease that expires in July 2030. We use this facility principally for corporate activities. We also lease offices in Tucson, AZ; Las Vegas, NV; Salem, OR; Stockton, CA; and the St. Petersburg/Tampa areas, FL. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings.
The Company is a party to various claims, legal and regulatory proceedings, lawsuits and administrative actions arising in the ordinary course of business. The Company carries general and professional liability insurance coverage to mitigate the Company’s risk of potential loss in such cases. An accrual is established when a specific contingency is probable and estimable. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, net loss or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.
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
Civil Investigative Demand
In June 2024, we received a civil investigative demand (“CID”) from the DOJ pursuant to the False Claims Act in the course of the government’s investigation concerning our arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of our broker programs and our arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as our arrangements with third parties relating to these programs. We are cooperating with the investigation and providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation. See “— We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.”
P3 Health Partners Inc. | 2024 Form 10-K | 51

Item 4. Mine Safety Disclosures.
Not applicable.
P3 Health Partners Inc. | 2024 Form 10-K | 52

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock and warrants trade on the Nasdaq Capital Market under the symbols “PIII” and “PIIIW,” respectively. There is no trading market for shares of our Class V common stock.
Holders of our Common Stock
As of March 13, 2025, there were 27 holders of record of our Class A common stock and 36 holders of Class V common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes holders whose Class A common stock are held in street name by brokers and other nominees.
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
Stock Performance Graph
The following graph and related information provide a comparison of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P 500 Healthcare Index between April 6, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2024. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
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
P3 Health Partners Inc. | 2024 Form 10-K | 53

Recent Sales of Unregistered Securities
There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
None.
Item 6. [Reserved]
P3 Health Partners Inc. | 2024 Form 10-K | 54

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
We operate in the $1,030 billion Medicare market, which covers approximately 68 million eligible lives as of November 2024. Our core focus is the MA market, which makes up approximately 54% of the overall Medicare market, or nearly 33 million Medicare eligible lives in 2024. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the CMS to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 3,100 physicians, in 27 markets (counties) across five states in over six full years of operations as of December 31, 2024. Our platform has enabled us to grow our revenue by an average of 74% annually from December 31, 2020 to December 31, 2024. As of December 31, 2024, our PCP network served approximately 123,800 at-risk members. We believe we have significant growth opportunities available to us across existing and new markets, with less than 1% of the 535,000 PCPs in the U.S. currently included in our physician network.
P3 Health Partners Inc. | 2024 Form 10-K | 55

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
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through December 31, 2024, we experienced a 95% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
P3 Health Partners Inc. | 2024 Form 10-K | 56

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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 86% of our total operating expense for the year ended December 31, 2024. We manage our medical costs by improving our members access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
Achieving Operating Efficiencies
As a result of our affiliate model and ability to leverage our existing local and national infrastructure, we aim to generate operating efficiencies at both the market and enterprise level. Our local corporate, general and administrative expense, which includes our local leadership, care management teams and other operating costs to support our markets, are expected to decrease over time as a percentage of revenue as we add members to our existing contracts, grow membership with new payor and physician contracts, and our revenue subsequently increases. Our corporate general and administrative expenses at the enterprise level include resources and technology to support payor contracting, quality, data management, delegated services, finance and legal functions. While we expect our absolute investment in our enterprise resources to increase over time, we expect our investment will decrease as a percentage of revenue when we are able to leverage our infrastructure across a broader group of at-risk members. We expect our corporate, general and administrative expenses to increase in absolute dollars in the future as we continue to invest to support growth of our business, as well as due to the costs required to operate as a public company, including insurance coverage, investments in internal audit, investor relations and financial reporting functions, fees paid to the Nasdaq Stock Market, and increased legal and audit fees.
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
P3 Health Partners Inc. | 2024 Form 10-K | 57

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
P3 Health Partners Inc. | 2024 Form 10-K | 58

The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA loss:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(310,378)	$(186,426)
Interest expense, net	22,173	15,985
Depreciation and amortization	86,058	86,675
Income tax provision	4,387	2,695
Mark-to-market of stock warrants	(22,114)	(433)
Premium deficiency reserve	53,698	(12,705)
Equity-based compensation	5,752	5,979
Other(1)	(6,775)	2,656
Transaction and other related costs(2)	—	70
Adjusted EBITDA loss	$(167,199)	$(85,504)
_____________________________________________
(1)Other during the year ended December 31, 2024 consisted of (i) interest income, (ii) gain recognized upon the settlement and write-off of contingent consideration related to an acquisition completed in a prior year and (iii) gain recognized on asset sale partially offset by (iv) severance and related expense in connection with our chief executive officer transition (v) loss on impairment on assets held for sale, and (vi) valuation allowance on our notes receivable. Other during the year ended December 31, 2023 consisted of (i) interest income offset by (ii) cybersecurity incident loss, (iii) restructuring and other charges, including severance and benefits paid to employees pursuant to workforce reduction plans, (iv) the disposition of our Pahrump operations, (v) expenses for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with Sarbanes-Oxley Section 404(b), (vi) a legal settlement outside of the ordinary course of business, and (vii) valuation allowance on our notes receivable.
(2)Transaction and other related costs during the year ended December 31, 2023 consisted of legal fees incurred related to acquisition-related litigation.
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
The following table presents our medical margin:

	Year Ended December 31,
	2024	2023
	(in thousands)
Capitated revenue	$1,483,602	$1,252,309
Less: medical claims expense	(1,398,143)	(1,117,258)
Medical margin	$85,459	$135,051
P3 Health Partners Inc. | 2024 Form 10-K | 59

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Year Ended December 31,
	2024	2023
	(in thousands)
Gross profit (loss)	$(58,917)	$31,635
Other patient service revenue	(16,853)	(14,066)
Other medical expense	161,229	117,482
Medical margin	$85,459	$135,051
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
The following table presents our gross profit (loss):

	Year Ended December 31,
	2024	2023
	(in thousands)
Total operating revenue	$1,500,455	$1,266,375
Less: medical claims expense	(1,398,143)	(1,117,258)
Less: other medical expense	(161,229)	(117,482)
Gross profit (loss)	$(58,917)	$31,635
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 123,800 and 108,900 at-risk members as of December 31, 2024 and 2023, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 3,100 and 2,750 primary care physicians as of December 31, 2024 and 2023, respectively.
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
P3 Health Partners Inc. | 2024 Form 10-K | 60

The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Platform support costs	$92,202	$96,937
% of total operating revenue	6.1%	7.7%
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
P3 Health Partners Inc. | 2024 Form 10-K | 61

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
P3 Health Partners Inc. | 2024 Form 10-K | 62

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Year Ended December 31, 2024	% of Revenue	Year Ended December 31, 2023	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$1,483,602	99%	$1,252,309	99%
Other patient service revenue	16,853	1	14,066	1
Total operating revenue	1,500,455	100	1,266,375	100
Operating expense:
Medical expense	1,559,372	104	1,234,740	98
Premium deficiency reserve	53,698	4	(12,705)	(1)
Corporate, general and administrative expense	112,596	8	122,362	10
Sales and marketing expense	1,331	0	3,233	0
Depreciation and amortization	86,058	6	86,675	7
Impairment of assets held for sale	8,058	1	—	—
Total operating expense	1,821,113	121	1,434,305	113
Operating loss	(320,658)	(21)	(167,930)	(13)
Other (expense) income:
Interest expense, net	(22,173)	(1)	(15,985)	(1)
Mark-to-market of stock warrants	22,114	1	433	0
Gain on asset sale, net	13,269	1	—	—
Other	1,457	0	(249)	(0)
Total other income (expense)	14,667	1	(15,801)	(1)
Loss before income taxes	(305,991)	(20)	(183,731)	(15)
Income tax provision	(4,387)	(0)	(2,695)	(0)
Net loss	(310,378)	(21)	(186,426)	(15)
Net loss attributable to redeemable non-controlling interest	(174,529)	(12)	(128,653)	(10)
Net loss attributable to controlling interest	$(135,849)	(9)%	$(57,773)	(5)%
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Capitated revenue	$1,483,602	$1,252,309	$231,293	18%
Other patient service revenue	16,853	14,066	2,787	20%
Total operating revenue	$1,500,455	$1,266,375	$234,080	18%
Capitated revenue was $1.5 billion for the year ended December 31, 2024, an increase of $231.3 million, or 18%, compared to $1.3 billion for the year ended December 31, 2023. This increase was primarily driven by a 14% increase in the total number of at-risk members from 108,900 at December 31, 2023 to 123,800 at December 31, 2024, which was primarily due to an increase by nine counties under contract with our health plans, effective January 1, 2024. Capitated revenue was approximately 99% of total operating revenue for each of the years ended December 31, 2024 and 2023.
P3 Health Partners Inc. | 2024 Form 10-K | 63

Other patient service revenue was $16.9 million for the year ended December 31, 2024, an increase of $2.8 million, or 20%, compared to $14.1 million for the year ended December 31, 2023. Other patient service revenue was approximately 1% of total operating revenue for each of the years ended December 31, 2024 and 2023.
Medical Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Medical expense	$1,559,372	$1,234,740	$324,632	26%
Medical expense was $1.6 billion for the year ended December 31, 2024, an increase of $324.6 million, or 26%, compared to $1.2 billion for the year ended December 31, 2023. The increase was driven by an increase in the total number of at-risk members year-over-year, as described above, resulting from the addition of nine counties under contract with our health plans, effective January 1, 2024, and elevated costs from increased demand for medical care in the current period.
Premium Deficiency Reserve

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$53,698	$(12,705)	$66,403	(523)%
Premium deficiency reserve was an expense of $53.7 million for the year ended December 31, 2024 compared to a benefit of $12.7 million for the year ended December 31, 2023. The change was due to management’s assessment of the profitability of contracts, wherein increased medical expense is expected to increase our future losses.
Corporate, General and Administrative Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$112,596	$122,362	$(9,766)	(8)%
Corporate, general and administrative expense was $112.6 million for the year ended December 31, 2024, a decrease of $9.8 million, or 8%, compared to $122.4 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease of $8.6 million in salary and related expense resulting primarily from a reduction in head count of 10%, a $6.2 million gain recognized upon the settlement and write-off of contingent consideration related to an acquisition completed in a prior year, partially offset by an increase of $1.9 million in non-income based taxes.
P3 Health Partners Inc. | 2024 Form 10-K | 64

Other Income (Expense)

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other (expense) income:
Interest expense, net	$(22,173)	$(15,985)	$(6,188)	39%
Mark-to-market of stock warrants	22,114	433	21,681	5,007%
Gain on asset sale, net	13,269	—	13,269	NM
Other	1,457	(249)	1,706	(685)%
Total other income (expense)	$14,667	$(15,801)	$30,468	(193)%
_____________________________________________
NM — not meaningful
Interest expense, net was $22.2 million for the year ended December 31, 2024, compared to $16.0 million for the year ended December 31, 2023. This increase was primarily due to interest associated with the Company’s unsecured promissory notes issued in December 2022 and March 2024.
Mark-to-market of stock warrants was a gain of $22.1 million for the year ended December 31, 2024, compared to a gain of $0.4 million for the year ended December 31, 2023. This increase was primarily due to the issuance of common warrants in our May 2024 private placement offering.
The gain on asset sale, net, of $13.3 million for the year ended December 31, 2024 reflects the sale of the Florida Assets (defined below).
Other income was $1.5 million for the year ended December 31, 2024, which consisted primarily of interest income on our notes receivable of $1.7 million. The increase from other expense of $0.2 million for the year ended December 31, 2023, consisted primarily of $1.0 million cybersecurity loss, increase of $0.3 million interest income and $0.4 million of other income.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, borrowings under the Term Loan Facility, and the sale of the Florida Assets (defined below). We generate cash from our operations, generally from our contracts with payors. As of December 31, 2024, we had $38.8 million of unrestricted cash and cash equivalents available to fund future operations.
We have experienced losses since our inception and net losses of $310.4 million and $186.4 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the strong growth we have experienced over the last seven years and the investments we are making in expanding our business, which require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, our ability to complete the sale of our remaining Florida operations, and our ability to raise capital and refinance our indebtedness as it matures. We may need to raise additional capital through a combination of debt and/or
P3 Health Partners Inc. | 2024 Form 10-K | 65

equity financing and to the extent we are unsuccessful at doing so, we may need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Asset Sale
On November 30, 2024, we and certain of our subsidiaries (the “Sellers”) entered into an asset purchase agreement with certain entities affiliated with an entity in which Chicago Pacific Founders (“CPF”), our principal stockholder, has an ownership interest (the “Buyers”), which was amended on December 30, 2024, effective as of December 5, 2024 (as amended, the “Florida Asset Purchase Agreement”). Pursuant to the Florida Asset Purchase Agreement, the Sellers sold to the Buyers all of the assets, clinical and non-clinical, exclusively or primarily used by our MA-related business operated out of Eagle Park, Florida (the “Florida Assets”) on a cash-free, debt-free basis for a purchase price of approximately $15.0 million less a $0.3 million working capital adjustment, subject to further adjustment, and an adjustment for certain payment obligations totaling $0.2 million. The asset sale closed on November 30, 2024 simultaneously with the execution of the Florida Asset Purchase Agreement. We recognized a $13.3 million net gain on asset sale on the consolidated statement of operations for the year ended December 31, 2024.
May 2024 Private Placement
On May 24, 2024, pursuant to a securities purchase agreement, dated May 22, 2024, with the purchasers named therein, which included certain affiliated entities of CPF and institutional investors, we issued approximately 67.4 million units at a price of approximately $0.6270 per unit. Each unit consisted of one share of Class A common stock and a warrant to purchase one share of Class A common stock at an exercise price of $0.5020. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 41.6 million shares of Class A common stock, (ii) common warrants to purchase an aggregate of 67.4 million shares of Class A common stock, and (iii) pre-funded warrants to purchase an aggregate of 25.8 million shares of Class A common stock for aggregate proceeds of $39.8 million, net of $2.4 million in offering costs (collectively, the “May 2024 Private Placement”). See Note 14 “Capitalization” to our consolidated financial statements included elsewhere in this Form 10-K for additional information about the May 2024 Private Placement.
Shelf Registration
On November 9, 2023, we filed a shelf Registration Statement on Form S-3 with a capacity of $250 million (the “Shelf Registration”), which was declared effective by the SEC on November 20, 2023, and entered into an Open Market Sales Agreement (“Sales Agreement”) pursuant to which we may issue and sell, from time to time, through the sales agent, shares of our Class A common stock with an aggregate value of up to $75 million. The sales agent will make commercially reasonable efforts, following our instructions, to sell shares over time, adhering to specified limits. Sales will be conducted through at-the-market offerings as defined by Rule 415(a)(4) under the Securities Act. The aggregate value of shares of Class A common stock that may be offered, issued, and sold under the Sales Agreement is included in the aggregate value of securities that may be offered, issued, and sold by us under the Shelf Registration. Upon termination of the Sales Agreement, any unused portion will be available for sale in other offerings pursuant to the Shelf Registration. As of December 31, 2024, we have sold approximately 27,000 shares of our Class A common stock under the Sales Agreement for net proceeds of approximately $33,000.
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
P3 Health Partners Inc. | 2024 Form 10-K | 66

Letter Agreement with CPF
On April 6, 2023, in connection with entry into the Purchase Agreement for the March 2023 Private Placement, we entered into a letter agreement (as amended from time to time, the “CPF Letter Agreement”) with Chicago Pacific Founders GP, L.P. (“CPF GP I”), Chicago Pacific Founders GP III, L.P., (“CPF GP III”) (on behalf of the funds of which CPF GP I is the general partner, certain funds of which CPF GP III is the general partner) and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”). Pursuant to the CPF Letter Agreement, (i) for as long as the CPF Parties own 40% of the Company’s outstanding Common Stock, CPF will be entitled to designate one additional independent member of the Company’s board of directors, who must be independent and satisfy all applicable requirements regarding service as a director of the Company under applicable law and SEC and stock exchange rules, (ii) for as long as the CPF Parties own 40% of the Company’s outstanding Common Stock, CPF will be entitled to certain information rights and protective provisions, and (iii) subject to the terms of the CPF Letter Agreement, the CPF Parties agreed to a standstill restriction from the date of the closing of the March 2023 Private Placement to June 30, 2024 that limits the ownership of the CPF Parties to 49.99% of the Company’s Common Stock and Class V Common Stock.
In connection with the May 2024 Private Placement, we entered into an amended and restated CPF Letter Agreement pursuant to which the CPF Parties agreed to extend the ownership restriction standstill to July 31, 2025. On December 12, 2024, in connection with the issuance of warrants to VGS 3 (defined below), we entered into a second amended and restated CPF Letter Agreement pursuant to which the CPF Parties agreed to further extend the ownership restriction standstill to January 1, 2026. As of the date of this Form 10-K, CPF has not exercised its right to designate an additional independent director under the terms of the CPF Letter Agreement.
Term Loan
In November 2020, we entered into a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”). The Term Loan Facility’s maturity date is December 31, 2025. As of December 31, 2024, we had $65.0 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
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
In connection with the sale of the Florida Assets, on November 30, 2024, we entered into the Fifth Amendment to the Term Loan Agreement, which permits the sale of the Florida Assets (the “Permitted Florida Disposition”), provided that the mandatory prepayment covenant did not apply to the proceeds of the Permitted Florida Disposition, and removed the ability to elect to pay a portion of the interest in-kind.
In connection with the issuance of the VGS 3 Promissory Note (defined below) and entry into the VGS 3 Subordination Agreement (defined below), on December 12, 2024, we entered into the Sixth Amendment to the Term Loan Agreement to permit the issuance of the VGS 3 Promissory Note and the entry into the VGS 3 Subordination Agreement.
In connection with the issuance of the VGS 4 Promissory Note (defined below) and entry into the VGS 4 Subordination Agreement (defined below), on February 13, 2025, we entered into the Seventh Amendment to the Term
P3 Health Partners Inc. | 2024 Form 10-K | 67

Loan Agreement to permit the issuance of the VGS 4 Promissory Note and the entry into the VGS 4 Subordination Agreement.
VGS Promissory Note and VGS 1 2024 Loan
On December 13, 2022, we entered into a financing transaction with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS and the entry into a warrant agreement and the 2022 Subordination Agreement (defined below). The VGS Promissory Note provided for funding of up to $40.0 million. We paid VGS an up-front fee of 1.5%. Interest was payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. We had the option to pay interest of 6.0% in kind and 8.0% in cash, subject to certain limitations. The VGS Promissory Note had a maturity date of May 19, 2026.
On December 12, 2024, we entered into a promissory note (the “VGS 1 2024 Loan”) with VGS providing for funding of up to approximately $38.1 million, the proceeds from which were used to repay in full all principal, interest and other amounts owing under the VGS Promissory Note. In connection with the replacement of the VGS Promissory Note with the VGS 1 2024 Loan, VGS waived the 9.0% back-end facility fee that otherwise would have been payable under the VGS Promissory Note. The VGS 1 2024 Loan has a maturity date of June 30, 2028 and an interest rate that is lower than the VGS Promissory Note by 50 basis points, among other things. The VGS 1 2024 Loan did not include the issuance of warrants. All other terms of the VGS 1 2024 Loan are the same as the terms of the VGS Promissory Note. As of December 31, 2024, we had $38.1 million of borrowings outstanding under the VGS 1 2024 Loan.
The VGS 1 2024 Loan may be prepaid, at our option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee; provided that prepayments must be in increments of at least 5% of the total loan amount. The VGS 1 2024 Loan provides for mandatory prepayments with the proceeds of certain asset sales, and the Lender has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 1 2024 Loan).
The VGS 1 2024 Loan restricts our ability to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In connection with the issuance of the VGS 1 2024 Loan, we also entered into a subordination agreement, dated as of December 12, 2024 (the “VGS 1 2024 Subordination Agreement”) with VGS which subordinates VGS’s right of payment under the VGS 1 2024 Loan to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the VGS 1 2024 Subordination Agreement, we are effectively required to pay all interest under the VGS 1 2024 Loan in-kind.
VGS 2 Promissory Note
On March 22, 2024, we entered into a financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2 Promissory Note provided for funding of up to $25.0 million. The VGS 2 Promissory Note matures on September 30, 2027. As of December 31, 2024, we had $25.4 million of borrowings outstanding under the VGS 2 Promissory Note, $0.4 million of which consists of an up-front fee of 1.5% of the aggregate principal amount of the loan paid to VGS 2 in-kind. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. We may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest.
The VGS 2 Promissory Note may be prepaid, at our option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee; provided that prepayments must be in increments of at least $1.25 million. The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
The VGS 2 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
P3 Health Partners Inc. | 2024 Form 10-K | 68

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
In connection with the sale of the Florida Assets, on November 30, 2024, we entered into a first amendment to the VGS Promissory Note and VGS 2 Promissory Note to permit the Permitted Florida Disposition and provide that the Company was not obligated to use the proceeds of the Permitted Florida Disposition to prepay the loans under the VGS Promissory Note and the VGS 2 Promissory Note.
VGS 3 Promissory Note
On December 12, 2024, we entered into a financing transaction with VBC Growth SPV 3 LLC (“VGS 3”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 3 Promissory Note”) to VGS 3 and the entry into a warrant agreement and the VGS 3 Subordination Agreement (defined below). The VGS 3 Promissory Note provided for funding of up to $25.0 million. The VGS 3 Promissory Note matures on June 30, 2028. As of December 31, 2024, we had $25.4 million of borrowing outstanding under the VGS 3 Promissory Note, $0.4 million of which consists of an up-front fee of 1.5% of the aggregate principal amount of the loan paid to VGS 3 in-kind. Interest is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. We may elect to pay either (1) 8.0% cash interest and 11.5% PIK interest, or (2) 19.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the VGS 3 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest.
The VGS 3 Promissory Note may be prepaid, at our option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee; provided that prepayments must be in increments of at least $1.25 million. The VGS 3 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 3 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 3 Promissory Note).
The VGS 3 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In connection with the issuance of the VGS 3 Promissory Note, we also entered into a subordination agreement, dated as of December 12, 2024 (the “VGS 3 Subordination Agreement”) with VGS 3 which subordinates VGS 3’s right of payment under the VGS 3 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the VGS 3 Subordination Agreement, we will be required to pay all interest under the VGS 3 Promissory Note in-kind.
In addition, we will pay VGS 3 a back-end fee at the time the VGS 3 Promissory Note is redeemed as follows: (i) if paid after January 31, 2025 and on or before April 30, 2025, 4.5%; (ii) if paid after April 30, 2025 and on or before July 31, 2025, 6.75% and (iii) if paid after July 31, 2025, 9.0%.
As of December 31, 2024, we were not in compliance with the Term Loan Facility and VGS Promissory Note, VGS 2 Promissory Note, and VGS 3 Promissory Note covenants related to issuance of the 2024 financial statements with an audit opinion free of a “going concern” explanatory paragraph. Each of the Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note, and VGS 3 Promissory Note lenders have granted us a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” explanatory paragraph in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2024. We were in material compliance with all other covenants under the Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note, and VGS 3 Promissory Note as of December 31, 2024; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note, VGS 3
P3 Health Partners Inc. | 2024 Form 10-K | 69

Promissory Note or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
VGS 4 Promissory Note
On February 13, 2025, we entered into a financing transaction with VBC Growth SPV 4 LLC (“VGS 4”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 4 Promissory Note”) to VGS 4 and the entry into a warrant agreement and the VGS 4 Subordination Agreement (defined below). The VGS 4 Promissory Note provides for funding of up to $30.0 million, available for us to draw in (i) a first tranche of $15.0 million, which was drawn on February 18, 2025, and (ii) a second tranche of up to $15.0 million which was drawn on March 14, 2025. In addition, we paid VGS 4 an up-front fee of 1.5% of $30.0 million, the maximum draw amount, in-kind. The VGS 4 Promissory Note matures on August 13, 2028. Interest on the VGS 4 Promissory Note is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. We may elect to pay interest 11.5% in-kind and 8.0% in cash, but if the terms of the VGS 4 Subordination Agreement (as defined below) do not permit P3 LLC to pay interest in cash, interest will be paid entirely in-kind.
The VGS 4 Promissory Note may be prepaid, at our option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee described below; provided that prepayments must be in increments of at least $1.5 million. The VGS 4 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 4 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 4 Promissory Note).
The VGS 4 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In addition, we will pay VBC 4 a back-end fee at the time the loans issued under the VGS 4 Promissory Note are repaid as follows: (i) if repaid prior to March 31, 2025, 2.25% of the aggregate principal amount of the loans advanced to P3 LLC on or prior to such date; (ii) if repaid from April 1, 2025 through June 30, 2025, 4.5% of the aggregate principal amount of the loans advanced to P3 LLC on or prior to such date; (iii) if repaid from July 1, 2025 through September 30, 2025, 6.75% of the aggregate principal amount of the loans advanced to P3 LLC on or prior to such date; and (iv) if repaid on October 1, 2025 or later, 9.0% of the aggregate principal amount of the loans advanced to P3 LLC on or prior to such date.
In connection with the issuance of the VGS 4 Promissory Note, we also entered into a subordination agreement, dated as of February 13, 2025 (the “VGS 4 Subordination Agreement”), with VGS 4 which subordinates VGS 4’s right of payment under the VGS 4 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the VGS 4 Subordination Agreement, we will be effectively required to pay all interest under the VGS 4 Promissory Note in-kind.
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
P3 Health Partners Inc. | 2024 Form 10-K | 70

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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.5 million as of December 31, 2024. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2024.
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
The following table summarizes current and long-term material cash requirements as of December 31, 2024:

	Material Cash Requirements
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Unpaid claims(1)	$255,089	$255,089	$—	$—	$—
Long-term debt, principal(2)	168,807	65,000	40,375	63,432	—
Long-term debt, interest(3)	84,870	19,518	56,773	8,579	—
Operating lease liabilities(4)	19,612	3,996	6,862	5,961	2,793
Total	$528,378	$343,603	$104,010	$77,972	$2,793
_____________________________________________
(1)Represents unpaid claims due to third parties for health care services provided to members, including estimates for incurred but not reported claims. Estimates for incurred claims are based on historical enrollment and cost trends while also taking into consideration operational changes. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expense per members, changes in member mix or simply due to addition of new members.
(2)Represents principal payments only. We will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 10 “Debt” in our consolidated financial statements.
(3)Represents interest expected to be incurred on our long-term debt based on amounts outstanding as of December 31, 2024 as summarized in Note 10 “Debt” in our consolidated financial statements.
(4)Represents minimum operating lease payments, excluding potential lease renewals. See Note 13 “Commitments and Contingencies” in our consolidated financial statements.
Liquidity and Going Concern
As discussed above, we have experienced losses since our inception, and as of December 31, 2024, we had an accumulated deficit of $503.2 million. For the year ended December 31, 2024, we incurred net losses of $310.4 million and used $110.1 million of cash for operating activities. As of December 31, 2024, we had $38.8 million of unrestricted cash and cash equivalents, $154.8 million of outstanding indebtedness, of which $65.0 million is classified as current on our balance sheet, and $255.1 million of unpaid claims. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. Based on our currently available cash resources, including aggregate proceeds of $30 million we received from a related party financing transaction in February and March 2025, and assuming no other financing transactions, we believe we will require additional funding in 2025. This belief is based on assumptions that may change as a result of many factors currently unknown to us.
P3 Health Partners Inc. | 2024 Form 10-K | 71

We continue to explore raising additional capital through a combination of debt financing and equity issuances and sales of assets. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock and may involve restrictive covenants which could place significant restrictions on our operations. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our Class A common stock. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If we are unable to raise additional capital or generate cash flows necessary to fund our operations or refinance our indebtedness, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
As a result of these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements included elsewhere in this Form 10-K are issued. In evaluating our ability to continue as a going concern and meet our obligations, we considered our current projections of future cash flows, current financial condition, sources of liquidity, and debt obligations for at least one year from the date of issuance of this Form 10-K. This evaluation of our cash resources available over the next year from the date of issuance of the consolidated financial statements included elsewhere in this Form 10-K does not take into consideration the potential mitigating effect of our ongoing efforts to raise capital. Future capital raising events cannot be considered probable, as these events depends on factors outside of our control.
The audited consolidated financial statements included elsewhere in this Form 10-K have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.
Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about our ability to continue as a going concern. As a result, as of December 31, 2024, we were not in compliance with covenants in the Term Loan Facility and the subordinated unsecured promissory notes that required the issuance of the 2024 financial statements with an audit opinion free of a “going concern” explanatory paragraph subject to certain exceptions. The lenders under the Term Loan Facility and subordinated unsecured promissory notes have granted us a waiver of the covenant related to the existence of a “going concern” explanatory paragraph in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2024.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(110,128)	$(76,028)
Net cash provided by (used in) investing activities	14,525	(1,827)
Net cash provided by financing activities	98,771	100,332
Net change in cash	$3,168	$22,477
Operating Activities
Net cash used in operating activities was $110.1 million for the year ended December 31, 2024, compared to net cash used in operating activities of $76.0 million for the year ended December 31, 2023. Significant changes impacting net cash used in operating activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023 were primarily due to (i) increase of claims payable and IBNR of $77.1 million, (ii) increase of $10.8 million in prepaid and other current assets due to new and additional lines of credit for contractual obligations, and (iii) changes in working capital.
P3 Health Partners Inc. | 2024 Form 10-K | 72

Investing Activities
Net cash provided by investing activities was $14.5 million for the year ended December 31, 2024, consisting of proceeds from the sale of the Florida Assets. Net cash used in investing activities was $1.8 million for the year ended December 31, 2023, consisting of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $98.8 million for the year ended December 31, 2024, primarily consisting of proceeds from the May 2024 Private Placement, net of offering costs, and borrowings on the VGS 2 Promissory Note, VGS 3 Promissory Note, and VGS 1 2024 Loan, partially offset by the repayment of the VGS Promissory Note. Net cash provided by financing activities was $100.3 million for the year ended December 31, 2023, primarily consisting of proceeds from the March 2023 Private Placement, net of offering costs, and borrowings on the VGS Promissory Note.
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
We estimate our IBNR by applying standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims received (and paid), denied claims activity, expected medical cost inflation, seasonality patterns, and changes in membership mix. Such estimates are subject to impact from changes in both the regulatory and economic environments. Our claims payable represents management’s best estimate of
P3 Health Partners Inc. | 2024 Form 10-K | 73

its liability for unpaid medical costs. We have included incurred but not reported claims of $255.1 million and $178.0 million on our consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Our consolidated financial statements could be materially impacted if actual claims expense is different from our estimates. If our liability for incurred and not reported claims at December 31, 2024 were to differ by plus or minus 5%, the impact on medical claims expense would be approximately $12.8 million.
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
We assess the profitability of our at-risk arrangements to identify contracts where current operating results or forecasts indicate probable future losses. Management estimates the Company’s PDR by utilizing estimates of membership growth rates, changes in membership mix, estimated PMPM payments under contracts, historical claims data, seasonality patterns, our ability to lower the overall cost of care and incremental medical costs, such as those related to COVID-19 admissions. Such estimates are subject to impact from changes in both the regulatory and economic environments. The Company’s PDR represents management’s best estimate of its probable future losses. We have included premium deficiency reserve liabilities of $67.4 million and $13.7 million on our accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Recent Accounting Pronouncements
See Note 4 “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this Form 10-K for a description of recent accounting standards issued and the anticipated effects on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies.
P3 Health Partners Inc. | 2024 Form 10-K | 74

Item 8. Financial Statements and Supplementary Data.
P3 Health Partners Inc. | 2024 Form 10-K | 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
P3 Health Partners Inc.
Henderson, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P3 Health Partners Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and mezzanine equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of the Premium Deficiency Reserve Liabilities

As described in Note 3 to the consolidated financial statements, the Company’s consolidated premium deficiency reserve liabilities (“PDR”) balance was approximately $67.4 million on December 31, 2024. PDR is established when it is probable that expected future health care costs and maintenance costs under a group of contracts will exceed future premium and stop-loss insurance recoveries on those contracts. The Company assesses if a PDR is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent
P3 Health Partners Inc. | 2024 Form 10-K | 76

with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts based on the expected medical loss ratio (“MLR”).

We identified the estimate of PDR as a critical audit matter. The principal consideration for this determination was the significant judgment used in developing certain assumptions in the expected MLR. Auditing these elements involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of certain assumptions used in the expected MLR by comparing them to historical performance of the Company and its peers to determine if contradictory evidence existed.
•Utilizing personnel with specialized knowledge and skills in actuarial methods to assess the reasonableness of the healthcare claims trend assumption in the expected MLR.

Valuation of Incurred but Not Reported Claims

As described in Notes 3 and 8 to the consolidated financial statements, the Company’s claims payable balance was approximately $255.1 million on December 31, 2024. The Company’s claims payables primarily consist of the Company’s estimate for claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported (“IBNR”). Management develops its IBNR liability estimate using standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims are received and paid (the completion factor), per member per month healthcare cost trends, denied claims activity, expected medical cost inflation, seasonality patterns, changes in membership mix, and a provision for adverse deviation (“PAD”).

We identified the valuation of IBNR liability as a critical audit matter. The principal considerations for this determination were the significant judgments involved in: (i) evaluating the actuarial methodologies used, (ii) estimating the completion factors and per member per month cost based on historical payment patterns and consideration of health care cost trend factors, and (iii) determining the appropriate level of PAD. Auditing these elements involved subjective auditor judgments due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the underlying reports used in estimating: (i) the completion factors by agreeing to underlying claims data and repricing certain claims, and (ii) the per member per month cost by agreeing to underlying claims data and confirming member information with health plans.
•Utilizing personnel with specialized knowledge and skills in actuarial methods to assist in: (i) evaluating the appropriateness and consistency of the actuarial methodologies used, (ii) evaluating the reasonableness of the completion factors, per member per month healthcare cost trends factors, and the PAD used by the Company’s management and its actuarial specialist by comparing our independently determined IBNR estimate to management’s recorded IBNR liability, and (iii) evaluating the reasonableness of management’s prior period estimates using subsequent claims development.

Determination of the Premium Risk Adjustment Revenue

As described in Note 3 to the consolidated financial statements, the Company’s consolidated capitated revenue included approximately $33.5 million of estimated premium risk adjustment revenue during the year ended December 31, 2024. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient, also known as the hierarchal condition categories (“HCC”). Medicare Advantage plans with higher acuity patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled (using a Risk Adjustment Factor or “RAF”).

We identified the determination of Medicare Advantage premium risk adjustment revenue as a critical audit matter. The principal considerations for this determination were the significant complexities involved in determining the HCC and the corresponding RAF. Auditing these elements involved especially challenging and complex calculations due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Assessing the accuracy of the underlying data used in the determination of the HCC by vouching a selection of encounter data to underlying support.
P3 Health Partners Inc. | 2024 Form 10-K | 77

•Utilizing personnel with specialized knowledge and skills in actuarial methods to assist in determining the HCC and the corresponding risk adjustment revenue.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Las Vegas, Nevada
March 27, 2025
P3 Health Partners Inc. | 2024 Form 10-K | 78

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$38,816	$36,320
Restricted cash	5,286	4,614
Health plan receivable, net of allowance for credit losses of $150	121,266	118,497
Clinic fees, insurance and other receivable	3,947	2,973
Prepaid expenses and other current assets	14,422	3,613
Assets held for sale	403	—
TOTAL CURRENT ASSETS	184,140	166,017
Property and equipment, net	5,734	8,686
Intangible assets, net	574,350	666,733
Other long-term assets	19,196	19,531
TOTAL ASSETS (1)	$783,420	$860,967
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,442	$8,663
Accrued expenses and other current liabilities	29,416	36,884
Accrued payroll	2,722	3,506
Health plan settlements payable	55,565	34,992
Claims payable	255,089	178,009
Premium deficiency reserve	67,368	13,670
Accrued interest	12,460	23,648
Current portion of long-term debt	65,000	—
Liabilities held for sale	353	—
TOTAL CURRENT LIABILITIES	496,415	299,372
Operating lease liability	11,339	13,622
Warrant liabilities	10,312	1,085
Contingent consideration	—	4,907
Long-term debt, net	89,824	108,319
Other Long-Term Liabilities	26,001	—
TOTAL LIABILITIES (1)	633,891	427,305
COMMITMENTS AND CONTINGENCIES (Note 13)
MEZZANINE EQUITY:
Redeemable non-controlling interest	73,593	291,532
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 162,870 and 116,588 shares issued and outstanding as of December 31, 2024 and 2023, respectively	16	12
Class V common stock, $0.0001 par value; 205,000 shares authorized; 195,957 and 196,569 shares issued and outstanding as of December 31, 2024 and 2023, respectively	20	20
Additional paid in capital	579,093	509,442
Accumulated deficit	(503,193)	(367,344)
TOTAL STOCKHOLDERS’ EQUITY	75,936	142,130
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$783,420	$860,967
_____________________________________________
(1)The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 20 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $9.3 million and $8.6 million as of December 31, 2024 and 2023, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $14.9 million and $13.6 million as of December 31, 2024 and 2023, respectively. These VIE assets and liabilities do not include $40.3 million and $44.2 million of net amounts due to affiliates as of December 31, 2024 and 2023, respectively, as these are eliminated in consolidation and not presented within the consolidated balance sheets.
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2024 Form 10-K | 79

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
OPERATING REVENUE:
Capitated revenue	$1,483,602	$1,252,309
Other patient service revenue	16,853	14,066
TOTAL OPERATING REVENUE	1,500,455	1,266,375
OPERATING EXPENSE:
Medical expense	1,559,372	1,234,740
Premium deficiency reserve	53,698	(12,705)
Corporate, general and administrative expense	112,596	122,362
Sales and marketing expense	1,331	3,233
Depreciation and amortization	86,058	86,675
Impairment of assets held for sale	8,058	—
TOTAL OPERATING EXPENSE	1,821,113	1,434,305
OPERATING LOSS	(320,658)	(167,930)
OTHER INCOME (EXPENSE):
Interest expense, net	(22,173)	(15,985)
Mark-to-market of stock warrants	22,114	433
Gain on asset sale, net	13,269	—
Other	1,457	(249)
TOTAL OTHER INCOME (EXPENSE)	14,667	(15,801)
LOSS BEFORE INCOME TAXES	(305,991)	(183,731)
INCOME TAX PROVISION	(4,387)	(2,695)
NET LOSS	(310,378)	(186,426)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(174,529)	(128,653)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(135,849)	$(57,773)

NET LOSS PER SHARE (Note 16):
Basic	$(0.94)	$(0.61)
Diluted	$(1.08)	$(0.63)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 16):
Basic	145,175	94,889
Diluted	146,998	294,590

See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2024 Form 10-K | 80

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2022	$516,805	41,579	$4	201,592	$20	$315,375	$(309,545)	$5,854
Cumulative adjustment due to adoption of new credit loss standard	(124)	—	—	—	—	—	(26)	(26)
Exchanges of redeemable non-controlling interest for Class A common stock	—	5,371	1	(5,371)	(1)	—	—	—
Vesting of Class V common stock awards	—	—	—	348	1	(1)	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	204	—	—	—	(16)	—	(16)
Issuance of restricted stock awards	—	250	—	—	—	—	—	—
At-the-market sales, net of offering costs	—	27	—	—	—	33	—	33
Equity-based compensation	785	—	—	—	—	5,194	—	5,194
Restricted stock unit awards issued in satisfaction of executive transaction bonuses	—	—	—	—	—	5,000	—	5,000
Fair value adjustment to redeemable non-controlling interest	20,579	—	—	—	—	(20,579)	—	(20,579)
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(117,860)	—	—	—	—	117,860	—	117,860
Private placement, net of offering costs	—	69,157	7	—	—	86,576	—	86,583
Net loss	(128,653)	—	—	—	—	—	(57,773)	(57,773)
STOCKHOLDERS’ EQUITY, December 31, 2023	291,532	116,588	12	196,569	20	509,442	(367,344)	142,130
Exchanges of redeemable non-controlling interest for Class A common stock	—	612	—	(612)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	4,066	—	—	—	(103)	—	(103)
Equity-based compensation	—	—	—	—	—	5,752	—	5,752
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(22,831)	—	—	—	—	22,831	—	22,831
Private placement, net of offering costs	—	41,604	4	—	—	8,465	—	8,469
Class A common stock warrants issued	—	—	—	—	—	12,127	—	12,127
Net loss	(174,529)	—	—	—	—	—	(135,849)	(135,849)
STOCKHOLDERS’ EQUITY, December 31, 2024	$73,593	162,870	$16	195,957	$20	$579,093	$(503,193)	$75,936
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2024 Form 10-K | 81

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,378)	$(186,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,058	86,675
Equity-based compensation	5,752	5,979
Amortization of original issue discount and debt issuance costs	87	472
Accretion of contingent consideration	—	113
Gain on write off of contingent consideration	(4,907)	—
Gain on asset sale	(13,269)	—
Deferred income taxes	(1,090)	—
Impairment of assets held for sale	8,058	—
Mark-to-market adjustment of stock warrants	(22,114)	(433)
Premium deficiency reserve	53,698	(12,705)
Changes in operating assets and liabilities:
Health plan receivable	(2,769)	(46,555)
Clinic fees, insurance, and other receivable	(990)	4,560
Prepaid expenses and other current assets	(10,834)	(1,243)
Other long-term assets	(43)	(58)
Accounts payable, accrued expenses, and other current liabilities	(8,101)	15,988
Accrued payroll	(784)	282
Health plan settlements payable	20,573	21,384
Claims payable	77,080	26,802
Accrued interest	7,895	9,587
Other long-term liabilities	5,897	—
Operating lease liability	53	(450)
Net cash used in operating activities	(110,128)	(76,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,827)
Proceeds from asset sale	14,525	—
Net cash provided by (used in) investing activities	14,525	(1,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	88,057	14,101
Payment of debt issuance costs	(103)	(173)
Proceeds from liability-classified warrants and private placement offering, net of offering costs paid	40,496	86,595
Proceeds from at-the-market sales, net of offering costs paid	33	—
Deferred offering costs paid	(507)	(175)
Payment of tax withholdings upon settlement of restricted stock unit awards	(103)	(16)
Repayment of short-term and long-term debt	(30,973)	—
Proceeds from short-term debt	1,871	—
Net cash provided by financing activities	98,771	100,332
Net change in cash and restricted cash	3,168	22,477
Cash and restricted cash, beginning of year	40,934	18,457
Cash and restricted cash, end of year	$44,102	$40,934
P3 Health Partners Inc. | 2024 Form 10-K | 82

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,191	$5,813
Cash paid for income taxes	$5,477	$567
Supplemental disclosures of non-cash investing and financing information:
Operating lease liabilities arising from obtaining new right-of-use assets	$617	$7,222
Operating lease liabilities and right-of-use assets reduced due to lease modification or termination	$(92)	$—
Increase in accrued expenses related to debt issuance costs and original issue discount	$307	$212
Increase in accounts payable related to private placement offering costs	$686	$12
Increase in accounts payable related to at-the-market offering costs	$—	$19
Increase in accrued expenses related to at-the-market offering costs	$—	$206
Increase in other receivable related to at-the-market sales proceeds	$—	$33
Restricted stock unit awards issued in satisfaction of executive transaction bonuses	$—	$5,000
Remeasurement adjustment to redeemable noncontrolling interest resulting from ownership changes	$(22,831)	$(117,860)
Fair value adjustment to redeemable noncontrolling interest	$(20,579)	$20,579
Warrants issued in connection with new debt	$12,127	$—
Reconciliation of cash and restricted cash:
Cash	$38,816	$36,320
Restricted cash	5,286	4,614
Total cash and restricted cash	$44,102	$40,934
See accompanying notes to consolidated financial statements.

P3 Health Partners Inc. | 2024 Form 10-K | 83

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | 2024 Form 10-K | 84

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
Note 2: Going Concern and Liquidity
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $310.4 million and $186.4 million for the years ended December 31, 2024 and 2023, respectively. Such losses were primarily the result of costs incurred in adding new members and adverse claims experience, partly driven by general market conditions for MA plans. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of December 31, 2024 and 2023, the Company had $38.8 million and $36.3 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company has a working capital deficit of $312.3 million as of December 31, 2024. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, its ability to complete the sale of its remaining Florida operations, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances and sales of assets. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
P3 Health Partners Inc. | 2024 Form 10-K | 85

Note 3: Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All intercompany transactions and balances have been eliminated.
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
As the sole managing member of P3 LLC, P3 has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. Accordingly, P3 identifies itself as the primary beneficiary of P3 LLC and began consolidating P3 LLC as of December 3, 2021, the closing date of the Business Combinations (the “Closing Date”), resulting in a non-controlling interest related to the common units of P3 LLC (“Common Units”) held by members other than P3. Additionally, as more fully described in Note 20 “Variable Interest Entities,” P3 LLC is the primary beneficiary of the following physician practices (collectively, the “Network VIEs”):
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
P3 Health Partners Inc. | 2024 Form 10-K | 86

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
As of December 31, 2024 and 2023, the Company had cash of $38.8 million and $36.3 million, respectively, deposited at banking institutions which are subject to the FDIC insured limit.
Restricted cash is held for a specific purpose (such as payment of healthcare claims) and is thus not available to the Company for immediate or general business use. As of December 31, 2024 and 2023, the Company had restricted cash of $5.3 million and $4.6 million, respectively.
Revenue Recognition
The Company categorizes revenue based on various factors, such as the nature of contracts, as follows:

Revenue Type	Year Ended December 31, 2024	% of Total	Year Ended December 31, 2023	% of Total
	(dollars in thousands)
Capitated revenue	$1,483,602	98.9%	$1,252,309	98.9%
Other patient service revenue:
Clinical fees & insurance revenue	5,934	0.4	5,192	0.3
Care coordination / management fees	10,563	0.7	8,301	0.7
Incentive fees	356	0.0	573	0.1
Total other patient service revenue	16,853	1.1	14,066	1.1
Total revenue	$1,500,455	100.0%	$1,266,375	100.0%
During the years ended December 31, 2024 and 2023, four and four health plan customers each accounted for 10% or more of total revenue and collectively comprised 59% and 60% of the Company’s total revenue, respectively.
Capitated Revenue
The Company contracts with health plans using an at-risk model. Under the at-risk model, the Company is responsible for the cost of all covered services provided to members assigned by the health plans to the Company in exchange for a fixed premium payment, which generally is a percentage of the health plans’ premiums (“POP”) paid by CMS. Through this capitation arrangement, the Company stands ready to provide assigned Medicare Advantage beneficiaries all their medical care via the Company’s directly employed and affiliated physician/provider network. Since the Company controls and provides medical care to its assigned members, the Company acts as a principal in these capitation arrangements. As of December 31, 2024 and 2023, the Company had at-risk contracts in effect with 23 health plans across five states.
The capitated revenue the Company receives is determined via a competitive bidding process with CMS and is based on the costs of care in local markets and the average utilization of services by patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient, also known as hierarchal condition categories (“HCC”). Medicare Advantage plans with higher acuity
P3 Health Partners Inc. | 2024 Form 10-K | 87

patients receive higher premiums. Conversely, Medicare Advantage plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled (using a Risk Adjustment Factor or “RAF”). The Company generally estimates transaction prices using the most likely methodology. Amounts are only included in the transaction price to the extent any significant uncertainty of reversal on cumulative revenue will not occur and is resolved. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors.
Capitated revenue is recognized based on a PMPM transaction price to transfer the service for a distinct increment of the series (e.g., month), net of projected acuity adjustments and performance incentives or penalties. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity. Premium risk adjustments recorded in 2024 and 2023, which increased capitation revenue, were $33.5 million and $27.7 million, respectively. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient not to adjust for the effects of a significant financing component.
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
Revenue recognized from the balance of deferred revenue as of December 31, 2023 was $12.7 million during the year ended December 31, 2024.
Three health plan customers accounted for 10% or more of total health plan receivable each as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, Management has deemed the Company’s settlement receivables to be fully collectible from those health plans where the Company is not delegated for claims processing. Accordingly, a constraint on the variable consideration associated with settlement receivables was not recorded.
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
P3 Health Partners Inc. | 2024 Form 10-K | 88

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
Health Plan Receivables/Payables
Receivables or payables primarily consist of amounts the Company expects to receive or pay under at-risk capitation contracts with various health plans. These contracts involve a payment model where contracted health plans receive a fixed capitation amount per patient, per service year, regardless of service usage, from CMS. Whereas a portion of the payment is then allocated to the Company if capitation payments surpass the health plan's incurred medical expenses. A receivable is recorded for contracts in a surplus, while payable is recognized for contracts in a deficit position. Final amounts due to/from health plans are based upon settlement reports from the health plans, which outline covered lives, capitation rates, and medical costs. As such, these amounts are updated as the company receives revised information from the health plans. Receivables are recorded at the anticipated collection amount as reported by the health plans. The total health plan receivable for December 31, 2024 and 2023 respectively are $121.3 million and $118.5 million. The total health plan playable for December 31, 2024 and 2023 respectively are $55.6 million and $35.0 million.
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
Patient Fees Receivable
Substantially all client fees and insurance receivables are due under FFS contracts with third party payors, such as commercial insurance companies, government-sponsored healthcare programs, or directly from patients. The Company has agreements with third-party payors that provide for payments at amounts different from the established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Patient fees receivable, where a third-party payor is responsible for the amount due, are recorded at the invoiced amount, net of any expected contractual adjustments and implicit price concessions, and do not bear interest. Contractual adjustments arising under reimbursement arrangements with third-party payors are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The Company continuously monitors activities from payors (including patients) and records an implicit price concession as a reduction of revenue based on specific contracts and actual historical collection patterns to reflect the estimated amounts the Company expects to collect. Patient fees receivable of $2.8 million and $0.7 million are included in clinic fees, insurance and other receivable in the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively, and are recorded net of contractual allowances.
P3 Health Partners Inc. | 2024 Form 10-K | 89

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

Classification	Depreciation Cycle
Leasehold improvements (cycle: lease term)	1 to 10 years
Furniture and fixtures	2 to 7 years
Vehicles	5 years
Computer equipment	3 years
Medical equipment	7 years
Software	3 years
The Company capitalizes certain costs incurred in connection with developing its own proprietary technology to serve core functions of its business operations such as revenue and medical cost analysis, care management and various facets that promote impactful utilization. As of December 31, 2024 and 2023, the Company has capitalized $0.3 million and $3.9 million, respectively, to property and equipment for these software costs (specifically to work in progress). In 2024, $3.5 million of capitalized costs were placed into service. No capitalized costs were placed into service in 2023. All costs associated with internally developed technology following deployment, or that otherwise do not meet capitalization criteria, are expensed as incurred.
Assets Held for Sale
The Company classifies assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Assets and liabilities held for sale are presented separately on our consolidated balance sheets at the lower of cost or fair value, less costs to sell. Depreciation and amortization expense for long-lived assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability.
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
P3 Health Partners Inc. | 2024 Form 10-K | 90

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
P3 Health Partners Inc. | 2024 Form 10-K | 91

The Company uses the Black-Scholes option-pricing model to determine the fair value of the Company’s stock option awards. The risk-free interest rate estimate was based on constant maturity, which is the theoretical value of a U.S. Treasury that is based on recent values of auctioned U.S. Treasuries with remaining terms similar to the expected term of the stock option awards. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term was calculated using the “simplified” method; whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option due to P3’s lack of sufficient historical data. The expected volatility was estimated using an average of the historical volatilities of a peer group comprised of publicly traded companies in the same industry. The Company assesses the impact of material nonpublic information on its share price or expected volatility, as applicable, at the time of grant.
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
Premium Deficiency Reserve
PDR liabilities are established when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. The Company assesses if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing, and measuring the profitability of such contracts based on the expected medical loss ratio. The Company grouped its Medicare Advantage health plan contracts together as a single group as it operates in one line of business. The Company further concluded that the costs to administer these contracts are based on centralized and shared service functions. As of December 31, 2024 and 2023, the PDR liability was $67.4 million and $13.7 million, respectively, which represented an estimate of probable contract losses expected to be generated by the Company’s health plans.
Medical Expense and Claims Payable
The cost of healthcare services is recognized in the period services are provided. This also includes an estimate of the cost of services that have been incurred, but not yet reported (“IBNR”). Medical expense also includes costs for overseeing the quality of care and programs, which focus on patient wellness. Additionally, medical expense can include,
P3 Health Partners Inc. | 2024 Form 10-K | 92

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
The Company’s claims payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2024 and 2023.
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
See Note 11 “Income Taxes” for further information.
Advertising Expense
The Company uses advertising primarily to promote the health plans with which it conducts business as well as its physician clinics throughout the geographic areas it serves. Advertising costs are charged directly to operations as incurred. Advertising expense totaled $1.3 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively.
Note 4: Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
Accounting Standards Update (“ASU”) 2023-07 improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments require retrospective application to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed
P3 Health Partners Inc. | 2024 Form 10-K | 93

in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. In the fourth quarter of 2024, the Company adopted ASU 2023-07 effective January 1, 2024 on a retrospective basis, which did not impact the Company’s financial condition and results of operations, but did result in expanded reportable segment disclosures. See Note 18 “Segment Reporting” for further information.
ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”)
ASU 2024-02 removes references to various Financial Accounting Standards Board (“FASB”) Concepts Statements from the FASB accounting standards codification (the “Codification”) to simplify and clarify the accounting guidance. The ASU aims to distinguish between authoritative and nonauthoritative literature and to address unintended applications of guidance. The Company adopted ASU 2024-02 effective January 1, 2024. The guidance will be applied prospectively to all new transactions recognized on or after January 1, 2024.
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

ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors’ requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity’s performance and cost structure. The amendments improve disclosure requirements in financial statement notes for specific expense categories, including inventory purchases, employee compensation, depreciation, amortization, and depletion, as well as qualitative descriptions of other expenses. The amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted and can be applied prospectively or retrospectively at the option of the Company. The Company is evaluating the effect ASU 2024-03 will have on its consolidated financial statements and related disclosures.
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
P3 Health Partners Inc. | 2024 Form 10-K | 94

will be removed from the Codification and will not become effective for any entity. The Company is evaluating the effect ASU 2023-06 will have on its consolidated financial statements and related disclosures.
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of December 31, 2024	$127	$—	$10,185	$10,312
Warrant liability as of December 31, 2023	$1,056	$—	$29	$1,085
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	December 31,
	2024	2023
Volatility	91.7%	75.0%
Risk-free interest rate	4.4%	4.0%
Exercise price	$0.50	$11.50
Expected term	6.2 years	2.9 years
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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	December 31,
	2024	2023
	(in thousands)
Beginning balance	$29	$40
Issuance of May 2024 Common Warrants (see Note 12)	31,341	—
Mark-to-market adjustment of stock warrants	(21,185)	(11)
Ending balance	$10,185	$29
The Company recorded gains of $22.1 million and $0.4 million from changes in the fair value of stock warrants for the years ended December 31, 2024 and 2023, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
During the year ended December 31, 2024, the Company recorded a gain of $6.2 million reflecting the write-off and settlement of contingent consideration related to the Company’s 2021 acquisition of Medcore HP, a Level 3 fair value measurement, upon resolution with the sellers of the assumed claims payable and risk adjustment factor. The gain is included in corporate, general, and administrative expense in the consolidated statement of operations.
P3 Health Partners Inc. | 2024 Form 10-K | 95

Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following as of:

	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$2,332	$2,933
Furniture & fixtures	1,106	1,165
Computer equipment & software	7,060	3,699
Medical equipment	1,082	1,106
Software (development in process)	343	3,877
Vehicles	659	654
Other	—	33
	12,582	13,467
Less: accumulated depreciation	(6,848)	(4,781)
Property and equipment, net	$5,734	$8,686
Total depreciation of property and equipment recognized on the consolidated statements of operations was $2.4 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively.
Asset Sale
On November 30, 2024, the Company and certain of its subsidiaries (the “Sellers”) entered into an asset purchase agreement with certain entities affiliated with an entity in which CPF, the Company’s principal stockholder, has an ownership interest (the “Buyers”), which was amended on December 30, 2024, effective as of December 5, 2024 (as amended, the “Florida Asset Purchase Agreement”). Pursuant to the Florida Asset Purchase Agreement, the Sellers sold to the Buyers all of the assets, clinical and non-clinical, exclusively or primarily used by the Company’s MA-related business operated out of Eagle Park, Florida (the “Florida Assets”) on a cash-free, debt-free basis for a purchase price of approximately $15.0 million less a $0.3 million working capital adjustment, subject to further adjustment, and an adjustment for certain payment obligations totaling $0.2 million. The asset sale closed on November 30, 2024 simultaneously with the execution of the asset purchase agreement. The Company recognized a $13.3 million net gain on asset sale on the consolidated statement of operations for the year ended December 31, 2024.
The major classes of assets and liabilities disposed of as part of the Florida Assets sale are summarized as follows (in thousands):

Assets:
Prepaid expenses and other current assets	$25
Property and equipment, net	41
Intangible assets, net	232
Other long-term assets	1,202
Total assets disposed	$1,500
Liabilities:
Operating lease liability	$243
Total liabilities disposed	$243
Net assets disposed	$1,257
The Company expects to close on the sale of the remaining Florida assets during the first half of fiscal year 2025. As of December 31, 2024, the Company determined that the carrying value of the assets was less than the fair value and a loss on impairment of assets held for sale was recognized on the consolidated statement of operations for the year ended December 31, 2024. The fair value was determined based on a quoted market price less costs to sell. Net assets classified as
P3 Health Partners Inc. | 2024 Form 10-K | 96

held for sale for the Company’s remaining Florida operations are summarized as follows as of December 31, 2024 (in thousands):

Assets:
Property and equipment, net	$571
Intangible assets, net	7,576
Other long-term assets	314
Impairment	(8,058)
Total assets	$403
Liabilities:
Accrued expenses and other current liabilities	$56
Operating lease liability	297
Total liabilities	$353
Net assets	$50
Note 7: Intangible Assets
Intangible assets, net consisted of the following as of:

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	671,819	(206,951)	464,868	684,000	(142,500)	541,500
Trademarks	148,635	(46,427)	102,208	148,635	(31,671)	116,964
Payor contracts	4,700	(1,410)	3,290	4,700	(940)	3,760
Provider network	4,734	(1,450)	3,284	4,800	(991)	3,809
Total	$830,588	$(256,238)	$574,350	$842,835	$(176,102)	$666,733
Amortization of intangible assets was $83.7 million and $84.3 million during the years ended December 31, 2024 and 2023, respectively. Estimated future amortization of intangible assets is $82.0 million for each of the years 2025 through 2029.
P3 Health Partners Inc. | 2024 Form 10-K | 97

Note 8: Claims Payable
Activity in the liability for claims payable was as follows:

	December 31,
	2024	2023
	(in thousands)
Claims unpaid, beginning of period	$178,009	$151,207
Incurred, related to:
Current period	1,341,031	1,064,341
Prior period(s)	(1,588)	(2,617)
Total incurred	1,339,443	1,061,724
Paid, related to:
Current period	1,093,866	893,092
Prior period(s)	168,497	141,830
Total paid	1,262,363	1,034,922
Claims unpaid, end of period	$255,089	$178,009
Note 9: Retirement Plan
The Company maintains a retirement savings 401(k) Plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. At its discretion, the Company can make a matching contribution to the 401(k) Plan. The Company recognized expense related to its contributions to the 401(k) Plan of $1.1 million and $1.2 million during the years ended December 31, 2024 and 2023, respectively.
Note 10: Debt
Long-term Debt
Long-term debt consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Repurchase Promissory Note	$15,000	$15,000
Term Loan Facility	65,000	65,000
VGS 1 2024 Loan (2024) / VGS Promissory Note (2023)	38,057	29,102
VGS 2 Promissory Note	25,375	—
VGS 3 Promissory Note	25,375	—
Long-term debt, gross	168,807	109,102
Less: unamortized debt issuance costs and original issue discount	(13,983)	(783)
	154,824	108,319
Less: current portion of long-term debt	(65,000)	—
Long-term debt, net	$89,824	$108,319
Repurchase Promissory Note
In June 2019, the Company issued a share repurchase promissory note to a former equity investor for $15.0 million, which was subsequently amended in November 2020 (as amended, the “Repurchase Promissory Note”). The Repurchase Promissory Note automatically matures and is due and payable on the earlier of June 30, 2026, a change in control transaction, or an underwritten primary public offering, each as defined in the agreement. The Repurchase
P3 Health Partners Inc. | 2024 Form 10-K | 98

Promissory Note accrues paid-in-kind (“PIK”) interest of 11.0% per year. The principal balance, accrued interest, and an exit fee of $0.6 million are due at maturity. Accrued interest was $15.1 million and $11.7 million as of December 31, 2024 and 2023, respectively.
Term Loan Facility
In November 2020, the Company entered into a Term Loan Agreement and Security Agreement with a commercial lender (as amended, the “Term Loan Agreement”), which provided funding up to $100.0 million (the “Term Loan Facility”), of which $65.0 million was drawn as of December 31, 2024 and 2023. The Company’s access to additional borrowings under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. The Term Loan Agreement was amended on November 16, 2021 to provide for certain modifications and to obtain consent from the lenders to consummate the Business Combinations. The Term Loan Agreement was amended on December 21, 2021 to provide for certain modifications and to permit the consummation of an acquisition in a prior year and related transactions. The Term Loan Agreement was amended on December 13, 2022 to provide for certain modifications and to permit the issuance of the VGS Promissory Note (defined below) and related transactions. The Term Loan Agreement was amended on March 22, 2024 to provide for certain modifications and to permit the issuance of the VGS 2 Promissory Note (defined below) and related transactions. The Term Loan Agreement was amended on November 30, 2024 to permit the Company’s sale of the Florida Assets (the “Permitted Florida Disposition”), provide that the mandatory prepayment covenant does not apply to the proceeds of the Permitted Florida Disposition, and remove the ability to elect to pay a portion of the interest in-kind. The Term Loan Agreement was amended on December 12, 2024 to provide for certain modifications and to permit the issuance of the VGS 3 Promissory Note (defined below) and related transactions. The Security Agreement provides the lenders collateral in 100% of the Company’s pledged stock, its subsidiaries (including tangible and intangible personal property), and bank accounts.
The principal balance is due in full on the maturity date, which is December 31, 2025. This maturity date may be accelerated as a remedy under certain default provisions in the agreement or in the event a mandatory prepayment trigger occurs. Effective November 30, 2024, interest is payable at 12.0% per annum on a quarterly cycle (in arrears). PIK interest is subject to acceleration in the event certain occurrences in the Term Loan Facility’s agreement are triggered. Accrued interest was $12.5 million and $7.9 million as of December 31, 2024 and 2023, respectively.
The Term Loan Facility includes certain restrictive covenants, including restrictions on the payment of cash dividends. The Company must remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. On an annual basis, the Company must post a minimum amount of annual revenue equal to or greater than $585.0 million in 2024 and $650.0 million in 2025. The Company is also subject to certain restrictions that include indebtedness and liens.
As of December 31, 2024, the Company was not in compliance with its Term Loan Facility covenants related to issuance of the 2024 financial statements with an audit opinion free of a “going concern” explanatory paragraph. The Term Loan Facility lenders granted a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” explanatory paragraph in the audit opinion for the Company’s audited financial statements for the fiscal year ended December 31, 2024. The Company was in material compliance with all other covenants under the Term Loan Facility as of December 31, 2024; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility or the lenders of any future indebtedness the Company may incur will grant any such waiver or forbearance in the future.
VGS 1 2024 Loan (2024) and VGS Promissory Note (2023)
In December 2022, P3 LLC entered into a related party financing transaction (see Note 19 “Related Parties”) with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS; warrant agreement, pursuant to which the Company issued warrants to purchase 0.4 million shares of Class A common stock at an exercise price of $4.26 per share to VGS (see Note 12 “Warrants”); and a subordination agreement, pursuant to which VGS agreed to subordinate its right of payment under the VGS Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The VGS Promissory Note provided for funding of up to $40.0 million. The Company paid VGS an up-front fee of 1.5%. Interest was payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. The Company had the option to pay interest of 6.0% in-kind and 8.0% in cash, subject to certain limitations. The VGS Promissory Note had a maturity date of May 19, 2026. As of December 31,
P3 Health Partners Inc. | 2024 Form 10-K | 99

2023, $29.1 million had been drawn on the VGS Promissory Note and the Company had recorded debt issuance costs and original issue discount of $0.8 million. Accrued interest was $4.0 million as of December 31, 2023.
On December 12, 2024, the Company entered into an unsecured promissory note (the “VGS 1 2024 Loan”) with VGS providing for funding of up to approximately $38.1 million, the proceeds from which were used to repay in full all principal, interest, and other amounts owing under the VGS Promissory Note. In connection with the replacement of the VGS Promissory Note with the VGS 1 2024 Loan, VGS waived the 9.0% back-end facility fee that otherwise would have been payable under the VGS Promissory Note. The VGS 1 2024 Loan has a maturity date of June 30, 2028 and an interest rate that is lower than the VGS Promissory Note by 50 basis points, among other things. The VGS 1 2024 Loan did not include the issuance of warrants. All other terms of the VGS 1 2024 Loan are the same as the terms of the VGS Promissory Note. The Company accounted for this transaction as a troubled debt restructuring as the Company was experiencing financial difficulty, and the amended terms resulted in a concession to the Company. As the future undiscounted cash flows under the modified terms exceeded the carrying amount on the date of modification, the modification was accounted for prospectively. As of December 31, 2024, the Company had $38.1 million of borrowings outstanding under the VGS 1 2024 Loan and recorded debt issuance costs and original issuance discount of $0.7 million. Accrued interest was $0.3 million as of December 31, 2024.
The Company will pay VGS a back-end fee of 9.0% at the time the VGS 1 2024 Loan is redeemed. The VGS 1 2024 Loan may be prepaid, at the Company’s option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee; provided that prepayments must be in increments of at least 5% of the total loan amount. The VGS 1 2024 Loan provides for mandatory prepayments with the proceeds of certain asset sales, and the lender has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 1 2024 Loan).
The VGS 1 2024 Loan restricts the Company’s ability to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In connection with the issuance of the VGS 1 2024 Loan, the Company also entered into a subordination agreement, dated as of December 12, 2024 (the “VGS 1 2024 Subordination Agreement”) with VGS which subordinates VGS’s right of payment under the VGS 1 2024 Loan to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the VGS 1 2024 Subordination Agreement, the Company is effectively required to pay all interest under the VGS 1 2024 Loan in-kind.
VGS 2 Promissory Note
On March 22, 2024, P3 LLC entered into a related party financing transaction (see Note 19 “Related Parties”) with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2 and a subordination agreement (“VGS 2 Subordination Agreement”), pursuant to which VGS 2 agreed to subordinate its right of payment under the VGS 2 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The VGS 2 Promissory Note provided for funding of up to $25.0 million. The Company paid VGS 2 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. As of December 31, 2024, $25.4 million had been drawn on the VGS 2 Promissory Note and the Company had recorded debt issuance costs and original issue discount of $0.5 million.
The VGS 2 Promissory Note matures on September 30, 2027. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. The Company may elect to pay interest 8.0% in cash and 9.5% in-kind, but if the terms of the VGS 2 Subordination Agreement do not permit the Company to pay interest in cash, interest will be paid entirely in-kind. Accrued interest was $3.6 million as of December 31, 2024.
The Company will pay VGS 2 a back-end fee of 9.0% at the time the VGS 2 Promissory Note is redeemed. The VGS Promissory Note may be prepaid, at the Company’s option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee; provided that prepayments must be in increments of at least $1.25 million.
The VGS 2 Promissory Note restricts the Company’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
P3 Health Partners Inc. | 2024 Form 10-K | 100

The VGS 2 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 2 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 2 Promissory Note).
In connection with the sale of the Florida Assets, on November 30, 2024, the VGS Promissory Note and VGS 2 Promissory Note were amended to permit the Permitted Florida Disposition and provide that the Company was not obligated to use the proceeds of the Permitted Florida Disposition to prepay the loans under the VGS Promissory Note and the VGS 2 Promissory Note.
VGS 3 Promissory Note
On December 12, 2024, P3 LLC entered into a related party financing transaction (see Note 19 “Related Parties”) with VBC Growth SPV 3, LLC (“VGS 3”), consisting of the issuance of an unsecured promissory note (the “VGS 3 Promissory Note”) to VGS 3; warrant agreement, pursuant to which the Company issued warrants to purchase 71.4 million shares of Class A common stock at an exercise price of $0.21 per share to VGS 3 (see Note 12 “Warrants”); and a subordination agreement (the “VGS 3 Subordination Agreement”), pursuant to which VGS 3 agreed to subordinate its right of payment under the VGS 3 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The VGS 3 Promissory Note provides for funding of up to $25.0 million. The Company paid VGS 3 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. As of December 31, 2024, $25.4 million had been drawn on the VGS 3 Promissory Note and the Company had recorded debt issuance costs, comprising the fair value of the warrants issued to VGS 3 and other costs incurred related to this financing, and original issue discount of $12.8 million.
The VGS 3 Promissory Note matures on June 30, 2028. Interest is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2025. The Company may elect to pay either interest 8.0% in cash or 11.5% in-kind, but if the terms of the VGS 3 Subordination Agreement do not permit the Company to pay interest in cash, interest will be paid entirely in-kind. Accrued interest was $0.1 million as of December 31, 2024.
The Company will pay VGS 3 a back-end fee at the time the VGS 3 Promissory Note is redeemed as follows: (i) if paid after January 31, 2025 and on or before April 30, 2025, 4.5%; (ii) if paid after April 30, 2025 and on or before July 31, 2025, 6.75% and (iii) if paid after July 31, 2025, 9.0%. The VGS Promissory Note may be prepaid, at the Company’s option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee; provided that prepayments must be in increments of at least $1.25 million.
The VGS 3 Promissory Note restricts the Company’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
The VGS 3 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 3 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 3 Promissory Note).
As of December 31, 2024, long-term debt maturities are as follows (in thousands):

2025	$65,000
2026	15,000
2027	25,375
2028	63,432
168,807
Less: unamortized debt issuance costs and original issue discount	(13,983)
$154,824
Note 11: Income Taxes
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
P3 Health Partners Inc. | 2024 Form 10-K | 101

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
The components of loss before income taxes were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Domestic	$(305,991)	$(183,731)
Foreign	—	—
Total	$(305,991)	$(183,731)
The components of income tax expense were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Current income taxes:
Federal	$1,217	$170
State	4,260	2,525
Total current income taxes	5,477	2,695
Deferred income taxes:
Federal	(835)	—
State	(255)	—
Total deferred income taxes	(1,090)	—
Total income tax expense	$4,387	$2,695
A reconciliation of the statutory federal income tax to the Company’s provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Tax at federal statutory rate	$(64,258)	$(38,584)
Non-controlling interest and nontaxable income	36,984	24,486
Change in valuation allowance	29,929	29,781
Investment in P3 LLC	(796)	(20,420)
Return to provision	2,006	4,134
Deferred tax adjustments	(21)	1,754
Other reconciling items	543	1,544
Total	$4,387	$2,695

Effective tax rate	(1.4)%	(1.5)%
P3 Health Partners Inc. | 2024 Form 10-K | 102

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
Deferred Income Taxes
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Investment in P3 LLC	$32,438	$19,709
Net operating loss carryforwards	33,087	21,525
Accrued liabilities	181	221
Goodwill and identifiable intangible assets	1,712	1,923
Section 163j interest limitation	5,104	3,031
Other deferred tax assets	459	632
Total deferred tax assets	72,981	47,041
Less: valuation allowance	(71,457)	(46,370)
Net deferred tax assets	1,524	671
Deferred tax liabilities:
Operating lease, right-of-use assets	(410)	(338)
Other deferred tax liabilities	(24)	(333)
Total deferred tax liabilities	(434)	(671)
Net deferred tax asset	$1,090	$—
The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available evidence as of December 31, 2024, the Company believes that it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company has recorded a valuation allowance against the tax benefits of the U.S. losses incurred. The Company intends to maintain the valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
As of December 31, 2024, the Company has recognized a net deferred tax liability of $1.1 million in connection with its subsidiary, Medcore HP (“MHP”). Because MHP does not file a consolidated corporate income tax return with the Company, the deferred tax assets of MHP are separately assessed for realizability. Based on the weight of all available evidence as of December 31, 2024, the Company believes that it is more likely than not that the tax benefits of the deferred tax assets of MHP will be realized.
As of December 31, 2024, the Company has recognized a net deferred tax asset of $2.0 million in connection with certain of the Network VIEs. Because the Network VIEs do not file a consolidated corporate income tax return with the Company, the deferred tax assets are separately assessed for realizability. Based on the weight of all available evidence as of December 31, 2024, including cumulative losses in recent years, the Company believes that it is more likely than not that the tax benefits of the deferred tax assets of certain of the Network VIEs will not be realized. Accordingly, the Company has recorded a valuation allowance against the tax benefits of the related deferred tax assets.
As of December 31, 2024, the Company has U.S. federal income tax net operating loss carryforwards of $88.4 million available to offset future taxable income, all of which will be carried forward indefinitely, but utilization is limited to 80% of taxable income in any given year. The Company also has state net operating loss carryforwards of $36.1 million, of which $1.5 million will expire in 2033, $4.5 million will expire in 2034, $7.6 million will expire in 2035, $5.5 million will expire in 2039, $4.5 million will expire in 2043, and $12.5 million will be carried forward indefinitely.
P3 Health Partners Inc. | 2024 Form 10-K | 103

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
Uncertain Tax Positions
The Company is subject to examination for tax years beginning with the year ended December 31, 2020. The Company is not currently under any U.S. federal or state income tax audits for any tax year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
	(in thousands)
Balance at January 1	$—	$—
Additions based on tax positions related to the current year	4,285	—
Balance at December 31	$4,285	$—
As of December 31, 2024, there are $4.3 million unrecognized tax benefits related to state tax filing positions that if recognized would affect the annual effective tax rate. Events that could impact the liability include expiration of the statute of limitations or settlement with the state tax authority. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at December 31, 2024.
The Company recorded interest and penalties of $1.6 million related to uncertain tax positions within the income tax provision on the consolidated statement of comprehensive loss during the year ended December 31, 2024. As of December 31, 2024, accrued interest and penalties related to uncertain tax positions of $1.6 million were recorded within other long-term liabilities on the consolidated balance sheet. No such amounts were recorded during the year ended or as of December 31, 2023.
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
P3 Health Partners Inc. | 2024 Form 10-K | 104

been available, but the Company expects the cash tax savings realized from the utilization of the related tax benefits will exceed the amount of any required payments.
As of December 31, 2024 and 2023, the TRA liability is estimated to be $11.5 million and $11.0 million, respectively; however, due to the full valuation allowance recorded by the Company, which results in no tax benefits that are to be realized related to the amortization of the step-up, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2024 and 2023. As non-controlling interest holders exercise their right to exchange their Common Units, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in its tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of a share of the Company’s Class A common stock at the time of the relevant redemption or exchange.
Note 12: Warrants
As of December 31, 2024 and 2023, there were an aggregate of 246.5 million and 81.9 million warrants outstanding, respectively, which include the 2021 Public Warrants, 2021 Private Placement Warrants, VGS Warrants, VGS 3 Warrants, March 2023 Warrants, May 2024 Common Warrants, and May 2024 Pre-Funded Warrants (each as defined below). No warrants were exercised during the years ended December 31, 2024 and 2023.
Liability-classified
Public Offering and Private Placement
The 2021 Public Warrants and 2021 Private Placement Warrants entitle the holders to purchase an aggregate of 10.8 million shares of Class A common stock at a price of $11.50 per share. The 2021 Public Warrants will expire five years after the completion of the Business Combinations. The Company has the right to redeem the 2021 Public Warrants when the price per share of Class A common stock equals or exceeds $18.00 for 20 days within a 30-day trading period. The 2021 Private Placement Warrants are identical to the 2021 Public Warrants, except that the 2021 Private Placement Warrants are subject to certain transfer restrictions, are not redeemable by the Company if they are held by sponsors, and are exercisable on a cashless basis.
May 2024 Common Warrants
In connection with the May 2024 Private Placement (see Note 14 “Capitalization”), the Company issued warrants to purchase an aggregate of 67.4 million shares of Class A common stock at a price of $0.5020 per share (the “May 2024 Common Warrants”). Pursuant to the warrant agreements, the May 2024 Common Warrants and the right to purchase securities upon the exercise of the May 2024 Warrants will terminate upon the earliest to occur of the following: (a) May 22, 2031; and (b) the consummation of (i) a sale, conveyance, disposal, or encumbrance of all or substantially all of the Company’s property or business or the Company’s merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company is disposed and the proceeds thereof are paid to the then-existing stockholders of the Company. The May 2024 Common Warrants were recorded as liability-classified financial instruments for an initial amount of $31.3 million.
The key Level 3 inputs into the option pricing model related to the May 2024 Warrants at inception were as follows:

Volatility	95.0%
Risk-free interest rate	4.5%
Exercise price	$0.50
Expected term	7.0 years
The 2021 Public Warrants, 2021 Private Placement Warrants, and May 2024 Warrants are recorded as liabilities on the consolidated balance sheets with a balance of $10.3 million and $1.1 million as of December 31, 2024 and 2023, respectively.
P3 Health Partners Inc. | 2024 Form 10-K | 105

Equity-classified
VGS Warrants
In connection with the VGS Promissory Note issued in December 2022 (see Note 10 “Debt”), the Company and VGS entered into a warrant agreement (the “VGS Warrant Agreement”) pursuant to which the Company issued warrants to purchase 0.4 million shares of Class A common stock of the Company at an exercise price of $4.26 per share to VGS (the “VGS Warrants”). The number of shares of common stock for which the VGS Warrants is exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) December 13, 2027; and (b) the consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed.
VGS 3 Warrants
In connection with the VGS 3 Promissory Note issued in December 2024 (see Note 10 “Debt”), the Company and VGS 3 entered into a warrant agreement (the “VGS 3 Warrant Agreement”) pursuant to which the Company issued warrants to purchase 71.4 million shares of Class A common stock of the Company at an exercise price of $0.21 per share to VGS 3 (the “VGS 3 Warrants”). The number of shares of common stock for which the VGS 3 Warrants is exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS 3 Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) December 12, 2031; and (b) the consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed. The Company recorded the fair value of the VGS 3 Warrants of $12.1 million as an increase to additional paid in capital during the year ended December 31, 2024.
The key Level 3 inputs into the option pricing model related to the VGS 3 Warrants were as follows:

Volatility	91.6%
Risk-free interest rate	4.2%
Exercise price	$0.21
Expected term	6.8 years
May 2024 Pre-Funded Warrants
In connection with the May 2024 Private Placement (see Note 14 “Capitalization”), the Company issued pre-funded warrants to purchase an aggregate of 25.8 million shares of Class A common stock at a price of $0.0001 per share (the “May 2024 Pre-Funded Warrants”). Pursuant to the warrant agreements, the May 2024 Pre-Funded Warrants and the right to purchase securities upon the exercise of the May 2024 Pre-Funded Warrants will terminate upon the consummation of (i) a sale, conveyance, disposal, or encumbrance of all or substantially all of the Company’s property or business or the Company’s merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company is disposed and the proceeds thereof are paid to the then-existing stockholders of the Company. The May 2024 Pre-Funded Warrants were recorded as equity-classified financial instruments totaling $6.6 million.
March 2023 Warrants
In connection with the March 2023 Private Placement (see Note 14 “Capitalization”), the Company issued warrants to purchase an aggregate of 59.9 million shares of Class A common stock at a price of $1.13 per share (the “March 2023 Common Warrants”), and pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock at a price of $0.0001 per share (the “March 2023 Pre-Funded Warrants” and, together with the March 2023 Common Warrants, the “March 2023 Warrants”). Pursuant to the warrant agreements, the March 2023 Warrants and the right to purchase securities upon the exercise of the March 2023 Warrants will terminate upon the earliest to occur of the following: (a) April 5, 2028, with respect to the March 2023 Common Warrants only; and (b) the consummation of (i) a
P3 Health Partners Inc. | 2024 Form 10-K | 106

sale, conveyance, disposal, or encumbrance of all or substantially all of the Company’s property or business or the Company’s merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company is disposed and the proceeds thereof are paid to the then-existing stockholders of the Company.
Note 13: Commitments and Contingencies
The Company is a party to various claims, legal and regulatory proceedings, lawsuits, and administrative actions arising in the ordinary course of business. The Company carries general and professional liability insurance coverage to mitigate the Company’s risk of potential loss in such cases. The Company believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, net loss or cash flows.
In June 2024, we received a CID from the DOJ pursuant to the False Claims Act in the course of the government’s investigation concerning our arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of our broker programs and our arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as our arrangements with third parties relating to these programs. We are cooperating with the investigation and providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation.
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
Leases
The Company leases real estate in the form of corporate office space and operating facilities. The Company’s real estate leases have noncancelable terms expiring in 2025 to 2033, certain of which have one to two renewal options of five to 10 years.
Operating lease right-of-use assets of $12.9 million and $15.3 million were included within other long-term assets on the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Operating lease costs are included within operating expenses on the consolidated statements of operations and were $4.6 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively.
Lease terms and discount rates consisted of the following as of:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	4.8	5.8
Weighted average discount rate	12.4%	11.4%
P3 Health Partners Inc. | 2024 Form 10-K | 107

Maturities of operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,
2025	$3,996
2026	3,565
2027	3,297
2028	3,144
2029	2,817
Thereafter	2,793
Total undiscounted future cash flows	19,612
Less: interest	(5,781)
Present value of operating lease liabilities	$13,831
The current portions of operating right-of-use liabilities of $2.5 million and $2.7 million are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Supplemental cash flows and other information related to leases are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating cash flows paid for operating leases	$4,551	$4,204
Note 14: Capitalization
As of December 31, 2024, under the Company’s amended and restated certificate of incorporation dated August 20, 2020, the Company is authorized to issue: (i) 800 million shares of Class A common stock with a par value of $0.0001 per share, (ii) 205 million shares of Class V common stock with a par value of $0.0001 per share, and (iii) 10 million shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued or outstanding as of December 31, 2024 and 2023. Holders of shares of Class A common stock and Class V common stock are each entitled to one vote on all matters to be voted upon by stockholders. The declaration, amount, and payment of any future dividends on shares of Class A common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, restrictions in its debt agreements, and other factors that the Company’s Board of Directors deems relevant. Holders of shares of Class A common stock are entitled to receive such dividends declared by the Company’s Board of Directors. Holders of shares of Class V common stock are not entitled to participate in any such dividends declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared any cash dividends during the years ended December 31, 2024 or 2023.
May 2024 Private Placement
On May 24, 2024, pursuant to a Securities Purchase Agreement (the “May 2024 Purchase Agreement”), dated May 22, 2024 with the purchasers named therein (the “May 2024 Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP”), and institutional investors, the Company issued approximately 67.4 million units at a price of approximately $0.6270 per unit. Each unit consists of one share of Class A common stock and a warrant to purchase one share of Class A common stock at an exercise price of $0.5020. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 41.6 million shares of its Class A common stock, (ii) warrants to purchase an aggregate of 67.4 million shares of Class A common stock, and (iii) warrants to purchase an aggregate of 25.8 million shares of Class A common stock for aggregate proceeds of $39.8 million, net of $2.4 million in offering costs (collectively, the “May 2024 Private Placement”).
P3 Health Partners Inc. | 2024 Form 10-K | 108

Registration Rights Agreement
On May 24, 2024, in connection with the May 2024 Private Placement, the Company entered into a Registration Rights Agreement (the “May 2024 Registration Rights Agreement”) with the May 2024 Purchasers. Pursuant to the May 2024 Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the shares and shares of common stock issuable upon exercise of the warrants, which was filed with the SEC on June 18, 2024 and declared effective by the SEC on June 27, 2024. The May 2024 Registration Rights Agreement also contains certain shelf takedown and piggyback rights.
The Company has also agreed, among other things, to indemnify the May 2024 Purchasers, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the May 2024 Registration Rights Agreement.
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
March 2023 Private Placement
On April 6, 2023, pursuant to a Securities Purchase Agreement (the “March 2023 Purchase Agreement”), dated March 30, 2023 with the purchasers named therein (the “March 2023 Purchasers”), which included certain affiliated entities of CPF GP, and the Company’s Chief Medical Officer and member of the Company’s board of directors, the Company issued 79.9 million units at a price of approximately $1.12 per unit for institutional investors, and a purchase price of approximately $1.19 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $1.13. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 69.2 million shares of its Class A common stock, (ii) warrants to purchase an aggregate of 59.9 million shares of Class A common stock, and (iii) pre-funded warrants to purchase an aggregate of 10.8 million shares of Class A common stock for aggregate proceeds of $86.6 million, net of $2.9 million in offering costs (collectively, the “March 2023 Private Placement”).
P3 Health Partners Inc. | 2024 Form 10-K | 109

Registration Rights Agreement
On April 6, 2023, in connection with the March 2023 Purchase Agreement, the Company entered into a Registration Rights Agreement (the “April 2023 Registration Rights Agreement”) with the Purchasers. Pursuant to the April 2023 Registration Rights Agreement, the Company agreed to prepare a registration statement for purposes of registering the resale of the shares and shares of common stock issuable upon exercise of the warrants, which was filed with the SEC on May 2, 2023 and declared effective by the SEC on June 14, 2023. The Registration Rights Agreement also contains certain shelf takedown and piggyback rights.
The Company has also agreed, among other things, to indemnify the March 2023 Purchasers, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the April 2023 Registration Rights Agreement.
Letter Agreement with CPF
On April 6, 2023, in connection with the March 2023 Purchase Agreement, the Company entered into a letter agreement (the “Letter Agreement”) with the CPF Parties. The Letter Agreement provides, pursuant to certain stipulations, that CPF will be entitled to designate one additional independent member of the Company’s board of directors and that CPF will be entitled to certain information rights and protective provisions. As of the date of the issuance of these consolidated financial statements, CPF has not exercised its right to designate a director under the terms of the Letter Agreement. CPF Parties also agreed to a standstill restriction from the date of the closing of the March 2023 Private Placement to June 30, 2024 that limited the ownership of the CPF Parties to 49.99% of the Company’s Class A common stock and Class V common stock.
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
During the year ended December 31, 2023, there were no Common Unit awards granted and the total fair value of Common Unit awards vested was $0.5 million.
As of December 31, 2023, all Common Unit awards had vested. The Common Unit awards vested ratably over a period between one month and two years, so long as the grantee stayed employed.
2021 Incentive Award Plan
In connection with the Business Combinations, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), effective on its adoption date, in order to facilitate the grant of cash and equity incentives to employees, consultants, and directors of the Company and certain affiliates. The 2021 Plan provides that the initial aggregate number of shares reserved and available for issuance is 14.6 million plus an increase each January 1, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock and Class V common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s Board of Directors. Since January 1, 2022, the aggregate number of shares of Class A common stock reserved and available for issuance under the 2021 Plan has increased by a total of 8.0 million pursuant to the automatic annual increase provision under the 2021 Plan. As of December 31, 2024, the number of shares of Class A common stock reserved and available for issuance under the 2021 Plan was 7.0 million.
The 2021 Plan allows for the grant of (i) stock options, including incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards (“RSAs”), (iv) restricted stock unit (“RSU”) awards, or (v) other stock or cash based awards as may be determined by the plan’s administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. The Company’s policy for issuing shares upon stock option exercise is to issue new shares of Class A common stock. The P3 LLC A&R LLC Agreement states that P3 LLC will maintain at all times a
P3 Health Partners Inc. | 2024 Form 10-K | 110

one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A common stock, including, but not limited to, those issued as result of stock option exercises and settlement of RSU awards granted under the 2021 Plan.
The 2021 Plan also permits the grant of dividend equivalent units that entitle the holder to an amount based on the value of the dividends per share paid on the Company’s Class A common stock, which are accumulated on RSUs during the vesting period.
The following table summarizes time-based stock option activity under the 2021 Plan for the year ended December 31, 2024:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	4,087	$4.24	8.77	$140
Granted	4,686	$0.53
Cancelled	(249)	$3.12
Forfeited	(1,957)	$1.86
Outstanding as of December 31, 2024	6,567	$2.35	8.57	$—
Fully vested and expected to vest as of December 31, 2024	6,567	$2.35	8.57	$—
Exercisable as of December 31, 2024	1,887	$5.55	7.07	$—
The following additional disclosures are provided for time-based stock options:

	Year Ended December 31,
	2024	2023
Weighted average grant date fair value	$0.34	$0.81
The following table summarizes performance-based stock option activity under the 2021 Plan for the year ended December 31, 2024:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,650	$4.60	9.00	$51
Granted	—	$—
Forfeited	(900)	$4.30
Outstanding as of December 31, 2024	750	$4.95	7.95	$—
Fully vested and expected to vest as of December 31, 2024	750	$4.95	7.95	$—
Exercisable as of December 31, 2024	—	$—	—	$—
The following additional disclosures are provided for performance-based stock options:

	Year Ended December 31,
	2024	2023
Weighted average grant date fair value	$—	$0.77
P3 Health Partners Inc. | 2024 Form 10-K | 111

The vesting criteria for 0.1 million performance-based stock option awards has not yet been achieved; therefore, no expense has been recorded.
There were no stock options exercised during the years ended December 31, 2024 and 2023.
The weighted average assumptions used in estimating the grant date fair value of stock options are listed in the table below:

	Year Ended December 31,
	2024	2023
Expected volatility	64.7%	60.2%
Risk-free interest rate	4.2%	3.8%
Expected term	6.2 years	6.6 years
Dividend rate	0.0%	0.0%
Time-based stock options vest ratably over a period between two and five years, so long as the optionee continues to provide services to the Company. As of December 31, 2024, there was $1.9 million and $2.1 million of unrecognized equity-based compensation cost related to unvested time-based and performance-based stock options under the 2021 Plan, respectively, which is expected to be recognized over a weighted-average period of 2.0 years and 8.0 years, respectively.
The following table summarizes RSU activity under the 2021 Plan for the year ended December 31, 2024:

	Weighted Average Grant Date Fair Value	Number of Units (in thousands)
Non-vested as of December 31, 2023	$1.60	4,835
Granted	$0.59	1,210
Vested	$1.96	(1,695)
Forfeited	$1.99	(663)
Non-vested as of December 31, 2024	$0.95	3,687
The following additional disclosures are provided for RSU awards:

	Year Ended December 31,
	2024	2023
Weighted average grant date fair value	$0.59	$1.80
Total fair value of shares vested (in thousands)	$2,680	$5,826
In August 2023, the Company granted an aggregate of 2.5 million RSUs pursuant to the 2021 Plan to the Company’s then Chief Executive Officer, Dr. Abdou, and Chief Medical Officer, Dr. Bacchus (collectively, the “Executives”), in full satisfaction of the “Second Bonus” earned by each Executive during the year ended December 31, 2022 pursuant to the terms of the transaction bonus agreements, dated May 2022, entered into between each Executive and the Company and P3 Health Group Management, LLC in connection with the consummation of the Business Combinations (together, the “RSU Transaction Bonuses”). The RSUs were fully vested at the time of grant. The fair value of the RSUs granted was $5.6 million, $0.6 million of which was recorded in equity-based compensation during the year ended December 31, 2023. The RSUs were settled in Class A common stock and the Company timely paid $0.7 million in withholding taxes attributable to the vesting of the RSUs to the Internal Revenue Service on behalf of Dr. Abdou on January 10, 2024. Dr. Abdou repaid such sum to the Company on May 2, 2024.
RSUs typically vest ratably over a period between two and four years, so long as the grantee continues to provide services to the Company. As of December 31, 2024, total equity-based compensation cost related to all unvested RSUs under the 2021 Plan was $3.5 million, which is expected to be recognized over a weighted average period of 2.1 years.
P3 Health Partners Inc. | 2024 Form 10-K | 112

2024 Employee Inducement Incentive Award Plan
On May 7, 2024, the Board of Directors adopted the Company’s 2024 Employment Inducement Incentive Award Plan (the “2024 Plan”), effective on its adoption date. The 2024 Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash-based awards to prospective employees, and contains terms and conditions intended to comply with the inducement award exception under the Nasdaq Listing Rules. The Board of Directors has reserved 16.5 million shares of the Class A common stock for issuance pursuant to awards granted under the 2024 Plan. In accordance with Nasdaq Stock Market Rule 5635(c)(4), awards under the 2024 Plan may only be made to individuals not previously employed by the Company or individuals being rehired following a bona fide period of interruption of employment, as an inducement material to such individuals’ entering into employment with the Company. As of December 31, 2024, there were no shares of Class A common stock reserved and available for issuance under the 2024 Plan.
The term of each option award shall be no more than 10 years from the date of grant. The Company’s policy for issuing shares upon stock option exercise is to issue new shares of Class A common stock. The P3 LLC A&R LLC Agreement states that P3 LLC will maintain at all times a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A common stock, including, but not limited to, those issued as result of stock option exercises and settlement of RSU awards granted under the 2024 Plan.
The following table summarizes stock option activity under the 2024 Plan for the year ended December 31, 2024:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	—	$—	—	$—
Granted	12,100	$0.73
Outstanding as of December 31, 2024	12,100	$0.73	9.36	$—
Fully vested and expected to vest as of December 31, 2024	12,100	$0.73	9.36	$—
Exercisable as of December 31, 2024	—	$—	—	$—
The following additional disclosures are provided for stock options:

Year Ended December 31, 2024
Weighted average grant date fair value	$0.47
The weighted average assumptions used in estimating the grant date fair value of stock options are listed in the table below:

Year Ended December 31, 2024
Expected volatility	66.5%
Risk-free interest rate	4.5%
Expected term	6.3 years
Dividend rate	0.0%
As of December 31, 2024, there was $4.8 million of unrecognized equity-based compensation cost related to unvested stock options under the 2024 Plan, which is expected to be recognized over a weighted-average period of 3.4 years.
P3 Health Partners Inc. | 2024 Form 10-K | 113

The following table summarizes RSU activity under the 2024 Plan for the year ended December 31, 2024:

	Weighted Average Grant Date Fair Value	Number of Units (in thousands)
Non-vested as of December 31, 2023	$—	—
Granted	$0.73	4,400
Non-vested as of December 31, 2024	$0.73	4,400
The following additional disclosures are provided for RSU awards:

Year Ended December 31, 2024
Weighted average grant date fair value	$0.73
The RSU award will be subject to both service-vesting and performance-vesting conditions, such that both conditions must be satisfied for the RSUs to vest. The applicable vesting date will be the later of the date on which the applicable “service-vesting condition” is satisfied and the date on which the “performance-vesting condition” is satisfied. The service-vesting condition will be satisfied (i) with respect to 25% of the underlying shares on the first anniversary of the effective date of employment, and (ii) as to the remaining 75% of the underlying shares, in substantially equal installments on each quarterly anniversary over the three-year period thereafter. The performance-vesting condition will be satisfied upon the closing of the first underwritten offering and sale of the Company’s Class A common stock following the effective date of employment, subject to continued employment through such date. As of December 31, 2024, total equity-based compensation cost related to all unvested RSUs under the 2024 Plan was $2.7 million, which is expected to be recognized over a weighted average period of 3.4 years.
Compensation Expense
Equity-based compensation recorded within corporate, general and administrative expense on the consolidated statements of operations was $5.8 million and $6.0 million during the years ended December 31, 2024 and 2023, respectively.
The Company did not recognize any tax benefits related to equity-based compensation for the years ended December 31, 2024 and 2023.
P3 Health Partners Inc. | 2024 Form 10-K | 114

Note 16: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(135,849)	$(57,773)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(135,849)	$(57,773)
Effective of dilutive securities:
Shares of Class V common stock	—	(128,653)
Liability-classified warrants	(23,078)	—
Net loss attributable to Class A common stockholders–diluted	$(158,927)	$(186,426)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	145,175	94,889
Net loss per share attributable to Class A common stockholders–basic	$(0.94)	$(0.61)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	145,175	94,889
Weighted average effect of dilutive securities:
Shares of Class V common stock	—	199,701
Liability-classified warrants	1,823	—
Weighted average shares outstanding–diluted	146,998	294,590
Net loss per share attributable to Class A common stockholders–diluted	$(1.08)	$(0.63)
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

	Year Ended December 31,
	2024	2023
	(in thousands)
Stock warrants (1)	179,125	81,938
Stock options (1)	19,517	5,837
Restricted stock units (1)	8,087	4,835
Shares of Class V common stock (2)	195,957	—
Total	402,686	92,610
__________________
(1)Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net loss per share
(2)Shares of Class V common stock at the end of the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method in 2023 and antidilutive in 2024.
Note 17: Redeemable Non-controlling Interest
Non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by equity holders other than the Company).
P3 Health Partners Inc. | 2024 Form 10-K | 115

The ownership of the Common Units is summarized as follows:

	December 31, 2024		December 31, 2023
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	162,870	45.4%	116,588	37.2%
Non-controlling interest holders’ ownership of Common Units	195,957	54.6	196,569	62.8
Total Common Units	358,827	100.0%	313,157	100.0%
Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the limited liability company agreement, to require the Company to redeem all or a portion of the Common Units held by such participant, together with a corresponding number of shares of Class V common stock, in exchange for Class A common stock or at the Company’s option, and subject to certain limitations, in cash. As the non-controlling interest holders had an approximate 55% and 63% voting interest in the Company through their Class V common stock as of December 31, 2024 and 2023, respectively, and appointed most of the members to the Board of Directors, the ability to elect cash settlement upon redemption is outside of the control of the Company. As a result, the Common Units held by outside shareholders have been classified as redeemable non-controlling interest and presented as temporary equity in the Company’s consolidated balance sheets.
The redeemable non-controlling interest was initially measured at its fair value on the Closing Date. Net income or loss is attributed to the redeemable non-controlling interest during each reporting period based on a daily weighted average ownership percentage. In subsequent periods, the redeemable non-controlling interest is measured at its fair value (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable non-controlling interest’s share of net income or loss and ownership changes. The offset of any fair value adjustment is recorded to additional paid in capital, with no impact to net income or loss. As of December 31, 2024, there was a $20.6 million remeasurement adjustment recorded as the fair value of redeemable non-controlling interest (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) was less than the carrying value. As of December 31, 2023, there was $20.6 million remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was greater than the carrying value.
During the years ended December 31, 2024 and 2023, there were an aggregate of 0.6 million shares and 5.4 million shares, respectively, of Class A common stock issued to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Agreement (the “P3 LLC A&R LLC Agreement”).
As the P3 LLC A&R LLC Agreement states that P3 LLC will maintain at all times a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A common stock, there were an aggregate of 41.6 million and 69.2 million Common Units issued to the Company resulting from the May 2024 Private Placement and March 2023 Private Placement during the years ended December 31, 2024 and 2023, respectively.
Note 18: Segment Reporting
The Company’s operations are organized under one reportable segment. The Chief Executive Officer, who is the Company’s chief operating decision maker, is responsible for the general supervision, direction, and control of the business and officers of the Company and manages the Company’s operations, reviews financial information on a consolidated basis, and uses net income or loss to assess performance and allocate resources. Decisions regarding resource allocation and assessment of profitability are based on the Company’s responsibility to deliver value-based care coordination and health management to its patient population. The Company’s segment assets relate to health plan receivables.
The Company’s segment generates revenue by providing population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under Medicare Advantage programs. For the periods presented, all of the Company’s revenue was earned in the United States. Likewise, all the Company’s long-lived assets were located in the United States.
P3 Health Partners Inc. | 2024 Form 10-K | 116

The following tables present information about the Company’s reportable segment:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating revenue	$1,500,455	$1,266,375
Less:
Medical claims expense	(1,398,143)	(1,117,258)
Other medical expense(1)	(161,229)	(117,482)
Depreciation and amortization	(86,058)	(86,675)
Other segment items(2)	(140,532)	(114,069)
Interest expense, net	(22,173)	(15,985)
Interest income	1,689	1,363
Loss before income taxes	(305,991)	(183,731)
Income tax provision	(4,387)	(2,695)
Net loss	$(310,378)	$(186,426)

	December 31,
	2024	2023
	(in thousands)
Segment assets	$121,266	$118,497
Other assets(3)	662,154	742,470
Total assets	$783,420	$860,967
__________________
(1)Other medical expense includes subcapitation expense, affiliate provider compensation expense, and other non-claim costs.
(2)Other segment items include premium deficiency reserve, corporate, general and administrative expense, sales and marketing expense, impairment of asset held for sale, and miscellaneous income and expense.
(3)Other assets consists of cash, restricted cash, prepaid expenses and other current assets, other receivables, assets held for sale, and other long-term assets not allocated to the reportable segment.
Note 19: Related Parties
Atrio Health Plans
CPF, a principal equity holder of the Company, has an equity investment in Atrio Health Plans (“Atrio”). The Company has a full-risk capitation agreement in place with Atrio whereby the Company is delegated to perform services on behalf of Atrio’s members assigned to the Company. These delegated services include but are not limited to provider
P3 Health Partners Inc. | 2024 Form 10-K | 117

network credentialing, patient authorizations, and medical management (care management, quality management and utilization management). The following tables summarize the Company’s transactions with Atrio:

	Year Ended December 31,
	2024	2023
	(in thousands)
Capitated revenue	$303,606	$192,577
Other patient service revenue	$4,340	$2,737
Medical expense	$345,566	$197,641

	December 31,
	2024	2023
	(in thousands)
Health plan receivable	$23,872	$5,290
Claims payable	$61,090	$41,348
Health plan settlements payable	$1,386	$4,176
Deferred revenue (1)	$—	$12,700
__________________
(1)Amount is included within accrued expenses and other current liabilities on the Company’s consolidated balance sheet.
VGS Promissory Notes
As described in Note 10, in December 2023, the Company issued an unsecured promissory note to VGS, an entity managed by CPF and whose equity holders consist of three members of the Company’s Board of Directors and the Company’s Chief Medical Officer, among others. In March 2024 and December 2024, the Company issued unsecured promissory notes to VGS 2 and VGS 3, respectively, both of which are also managed by CPF. The following tables summarize the Company’s transactions with VGS, VGS 2, and VGS 3:

	Year Ended December 31,
	2024	2023
	(in thousands)
Interest expense, net	$9,025	$3,905

	December 31,
	2024	2023
	(in thousands)
Long-term debt, net	$74,823	$28,319
Accrued interest	$3,992	$4,010
Accrued expenses	$437	$331
Florida Asset Sale
As described in Note 6, on November 30, 2024, the Company sold its Florida Assets to Buyers which are affiliated with the Company’s principal stockholder.
Note 20: Variable Interest Entities
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
P3 Health Partners Inc. | 2024 Form 10-K | 118

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

	December 31,
	2024	2023
	(in thousands)
ASSETS
Cash	$5,216	$6,491
Clinic fees, insurance and other receivable	2,440	138
Health plan receivable	—	571
Prepaid expenses and other current assets	447	1,261
Property and equipment, net	37	23
Other long-term assets	1,116	153
TOTAL ASSETS	$9,256	$8,637
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$4,521	$5,073
Accrued expenses and other current liabilities	677	515
Accrued payroll	3,795	3,141
Claims payable	5,004	3,973
Other long-term liabilities	919	946
Due to consolidated entities of P3	40,264	44,200
TOTAL LIABILITIES	55,180	57,848
MEMBERS’ DEFICIT	(45,924)	(49,211)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$9,256	$8,637

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$36,187	$39,551
Expense	39,520	45,999
Net loss	$(3,333)	$(6,448)
Note 21: Subsequent Events
VGS 4 Promissory Note
On February 13, 2025, P3 LLC entered into a related party financing transaction with VBC Growth SPV 4, LLC (“VGS 4”), consisting of the issuance by P3 LLC of (i) an unsecured promissory note (the “VGS 4 Promissory Note”) to VGS 4 and (ii) a warrant to purchase 71.4 million shares of the Company’s Class A stock at an exercise price of $0.21 per share to VGS 4. The VGS 4 Promissory Note provides for funding of up to $30.0 million, available for draw by P3 LLC in two tranches, as follows: (i) a first tranche of $15.0 million which was drawn on February 18, 2025, and (ii) a second
P3 Health Partners Inc. | 2024 Form 10-K | 119

tranche of $15.0 million which was drawn on March 14, 2025. The VGS 4 Promissory Note matures on August 13, 2028. Interest is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. P3 LLC may elect to pay either (1) 8.0% cash interest and 11.5% PIK interest, or (2) 19.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the VGS 4 Subordination Agreement (defined below), and if not so permitted, such interest shall accrue as PIK interest. The VGS 4 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 4 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 4 Promissory Note).
The VGS 4 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. P3 LLC paid VGS 4 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 4 a back-end fee at the time the VGS 4 Promissory Note is redeemed as follows: (i) if paid prior to March 31, 2025, 2.25%; (ii) if paid after March 31, 2025 and on or before June 30, 2025, 4.50%; (iii) if paid after June 30, 2025 and on or before September 30, 2025, 6.75% and (iv) if paid after December 31, 2025, 9.00%.
VGS 4 Subordination Agreement
In connection with the transactions described above, P3 LLC entered into a subordination agreement, dated as of February 13, 2025 (the “VGS 4 Subordination Agreement”), by and among the Company, CRG Servicing LLC (“CRG”), as administrative agent under the Term Loan Facility and VGS 4. Pursuant to the VGS 4 Subordination Agreement, VGS 4 agreed to subordinate its right of payment under the VGS 4 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The terms of the VGS 4 Subordination Agreement will effectively require P3 LLC to pay all interest under the VGS 4 Promissory Note in-kind.
Amendment to Term Loan Agreement and Consent
In connection with the transactions described above, P3 LLC entered into that certain (1) Seventh Amendment to Term Loan Agreement (the “Term Loan Amendment”), dated as of the February 13, 2025, by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent and (2) Consent (the “Consent”), dated as of the February 13, 2025, by and between P3 LLC, as borrower, and VGS, as holder. The Term Loan Amendment and Consent collectively permit the issuance of the VGS 4 Promissory Note and the entry into the VGS 4 Subordination Agreement.
P3 Health Partners Inc. | 2024 Form 10-K | 120

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure control and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report was not subject to attestation by our independent registered public accounting firm pursuant to applicable SEC rules.
Description of material weaknesses as of December 31, 2023

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, management previously identified material weaknesses in our internal control over financial reporting, which are summarized below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were previously reported:
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
P3 Health Partners Inc. | 2024 Form 10-K | 121

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
Remediation activities
In response to these material weaknesses, with oversight from the Audit Committee of the Board of Directors, we implemented a comprehensive remediation plan that addressed the material weaknesses identified above. Specifically, we have:
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
•designed and implemented a risk assessment and internal controls monitoring program including hiring personnel with extensive experience in SOX compliance;
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
Management’s remediation plan has resulted in an improved internal control environment with enhanced internal controls being implemented for a sufficient length of time for management to conclude, through testing the design and operating effectiveness of these controls, that the material weaknesses in internal controls over financial reporting were remediated as of December 31, 2024.
Changes in internal control over financial reporting
Other than the actions taken to remediate our material weaknesses, described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
P3 Health Partners Inc. | 2024 Form 10-K | 122

(b) Insider Trading Arrangements and Policies.
During the quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
P3 Health Partners Inc. | 2024 Form 10-K | 123

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Form 10-K):

Name	Age	Position at P3	Principal Employment
Executive Officers
Aric Coffman, M.D.	52	Chief Executive Officer and President	Same
Amir Bacchus, M.D.	61	Chief Medical Officer, Director and Co-Founder	Same
Leif Pedersen	49	Chief Financial Officer	Same

Non-Employee Directors
Mark Thierer	65	Chairman of the Board	Managing Partner of AssetBlue Investment Group, an investment firm
Sherif W. Abdou, M.D.	64	Director and Co-Founder	Former Chief Executive Officer, Director and Co-Founder of P3
Greg Wasson	66	Director	Co-President and Founder of Wasson Enterprise, a family-based investment office
Lawrence B. Leisure	74	Director	Co-Founder and a Managing Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Mary Tolan	64	Director	Co-Founder and a Managing Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Greg Kazarian	62	Director	Operating Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Thomas E. Price, M.D.	70	Director	Director of: Triumph Orthopedics, LLC; HealthWiseFirst, LLC; Association Health Plans of America, LLC; Transformation Care Network; Botanicals Sciences, LLC; and Capital Ministries (non-profit)
Jeffrey G. Park	53	Director	President of Waltz Health, a digital health company
The remaining information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such information is incorporated herein by reference.
P3 Health Partners Inc. | 2024 Form 10-K | 124

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2024)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (3)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (4)
Equity compensation plans approved by security holders (1)	7,416,743	$2.64	6,996,501
Equity compensation plans not approved by security holders (2)	12,100,000	$0.73	—
Total	19,516,743		6,996,501
_____________________________________________
(1)Consists of the 2021 Plan.
(2)Consists of the P3 Health Partners Inc. 2024 Employment Inducement Incentive Award Plan (the “2024 Plan”).
(3)The weighted average exercise price does not include restricted stock units granted under each of the 2021 Plan and the 2024 Plan.
(4)The number of shares of common stock reserved for issuance under the 2021 Plan will increase on the first day of each calendar year from January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock and Class V common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares (as defined in the 2021 Plan) as is determined by the board of directors.
2024 Plan
On May 7, 2024, the Board of Directors adopted the 2024 Plan, effective on its adoption date. Pursuant to applicable stock exchange rules, stockholder approval of the 2024 Plan is not required as a condition of the effectiveness of the 2024 Plan. A description of the principal features of the 2024 Plan is set forth below.
Eligibility and Administration
Only certain prospective employees of the Company and its affiliates are eligible to participate in the 2024 Plan. The 2024 Plan is administered by our Compensation and Nominating Committee. The plan administrator will have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of the 2024 Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2024 Plan, including any vesting and vesting acceleration conditions. Awards must be approved by the Compensation and Nominating Committee or a majority of our independent directors and the authority to grant awards under the 2024 Plan may not be delegated.
Limitation on Awards and Shares Available
The maximum number of shares of Class A common stock authorized for issuance under the 2024 Plan is 16.5 million shares (the “2024 Plan Share Limit”).
If an award under the 2024 Plan expires, lapses, or is terminated, exchanged for or settled for cash, surrendered, repurchased, canceled without having been fully exercised/settled or forfeited, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2024 Plan. Further, shares delivered to us to satisfy the applicable exercise or purchase price of an award under the 2024 Plan and/or to satisfy any applicable tax withholding obligations (including shares retained by us from the award under the 2024 Plan being exercised or purchased, and/or creating the tax obligation) will become or again be available for award grants under the 2024 Plan. The payment of dividend equivalents in cash in conjunction with any awards under the 2024 Plan will not reduce the shares available for grant under the 2024 Plan. However, the following shares may not be used again for grant under the 2024 Plan: (i) shares subject to stock appreciation rights, or SARs, that are not issued in connection with the stock settlement of the SAR on exercise, and (ii) shares purchased on the open market with the cash proceeds from the exercise of options.
P3 Health Partners Inc. | 2024 Form 10-K | 125

Awards
The 2024 Plan provides for the grant of non-qualified stock options, restricted stock, dividend equivalents, RSUs, performance shares, other incentive awards, SARs, and cash awards. Certain awards under the 2024 Plan may provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards under the 2024 Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our Class A common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.
•Stock Options and SARs. Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a stock option or SAR may not be less than 100% of the fair market value of the underlying share on the grant date. The term of a stock option or SAR may not be longer than 10 years.
•Restricted Stock. Restricted stock is an award of nontransferable shares of our Class A common stock that are subject to certain vesting conditions and other restrictions. Dividends with respect to restricted stock will only be paid to the extent that the vesting conditions of the underlying award are satisfied.
•RSUs. RSUs are contractual promises to deliver shares of our Class A common stock in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of our Class A common stock prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the 2024 Plan.
•Other Stock or Cash Based Awards. Other stock or cash based awards are awards of cash, fully vested shares of our Class A common stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our Class A common stock. Other stock or cash-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled.
•Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our Class A common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of the dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents will only be paid to the extent that the vesting conditions of the underlying award are satisfied.
Performance Awards
Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals or other criteria the plan administrator may determine, which may or may not be objectively determinable. Performance criteria upon which performance goals are established by the plan administrator may include but are not limited to: (1) net earnings (either before or after one or more of the following: (a) interest, (b) taxes, (c) depreciation, (d) amortization and (e) non-cash equity-based compensation expense); (2) gross or net sales or revenue; (3) net income (either before or after taxes); (4) adjusted net income; (5) operating earnings or profit; (6) cash flow (including, but not limited to, operating cash flow, and free cash flow); (7) return on assets; (8) return on capital; (9) return on stockholders’ equity; (10) total stockholder return; (11) return on sales; (12) gross or net profit or operating margin; (13) costs; (14) funds from operations; (15) expenses; (16) working capital; (17) earnings per share; (18) adjusted earnings per share; (19) price per share of Class A common stock; (20) regulatory achievements or compliance; (21)
P3 Health Partners Inc. | 2024 Form 10-K | 126

implementation or completion of critical projects; (22) market share; (23) economic value; (24) debt levels or reduction; (25) sales-related goals; (26) comparisons with other stock market indices; (27) operating efficiency; (28) employee satisfaction; (29) financing and other capital raising transactions; (30) recruiting and maintaining personnel; and (31) year-end cash, any of which may be measured either in absolute terms for us or any operating unit of our Company or as compared to any incremental increase or decrease or as compared to results of a peer group, or to market performance indicators or indices.
No Repricing
The 2024 Plan prohibits the repricing or other exchange of underwater stock options and stock appreciation rights for new awards or cash without prior stockholder approval.
Certain Transactions
The plan administrator has broad discretion to take action under the 2024 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits, and facilitate necessary or desirable changes in the event of certain transactions and events affecting our Class A common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations, and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2024 Plan and outstanding awards. In the event of a “change in control” (as defined in the 2024 Plan), to the extent that the surviving entity declines to continue, convert, assume, or replace outstanding awards, then all awards will become fully vested and exercisable in connection with the transaction. Upon or in anticipation of a change of control, the plan administrator may cause any outstanding awards to terminate at a specified time in the future and give the participant the right to exercise such awards during a period of time determined by the plan administrator in its sole discretion. Individual award agreements may provide for additional accelerated vesting and payment provisions.
Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments
The plan administrator may modify award terms, establish subplans, and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw-back policy implemented by our Company (including the Company’s Policy for the Recovery of Erroneously Awarded Compensation). With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2024 Plan are generally non-transferable prior to vesting, and are exercisable only by the participant. With regard to tax withholding, exercise price, and purchase price obligations arising in connection with awards under the 2024 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our Class A common stock that meet specified conditions, a “market sell order,” or such other consideration as it deems suitable.
Stockholder Approval; Plan Amendment and Termination
Pursuant to applicable stock exchange rules, stockholder approval of the 2024 Plan was not required as a condition of the effectiveness of the 2024 Plan. The plan administrator may amend or terminate the 2024 Plan at any time.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such information is incorporated herein by reference.
P3 Health Partners Inc. | 2024 Form 10-K | 127

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)(1) Financial Statements.
(a)(2) Financial Statement Schedules.
Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
4.1	Form of Common Stock Certificate of the Company.	S-1	333-251978	4.2	1/19/2021
4.2	Warrant Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40033	4.1	2/16/2021
4.3	Form of Warrant Certificate of the Company.	8-K	001-40033	4.1	2/16/2021
4.4	Description of Registered Securities.	10-K	001-40033	4.4	10/21/2022
P3 Health Partners Inc. | 2024 Form 10-K | 128

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
4.5	Warrant Agreement, dated December 13, 2022, by and between P3 Health Partners LLC and VBC Growth SPV LLC.	8-K	001-40033	10.2	2/13/2022
4.6	Form of Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.1	4/7/2023
4.7	Form of Pre-Funded Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.2	4/7/2023
4.8	Form of Common Stock Purchase Warrant, dated May 24, 2024.	8-K	001-40033	4.1	5/24/2024
4.9	Form of Pre-Funded Common Stock Purchase Warrant, dated May 24, 2024.	8-K	001-40033	4.2	5/24/2024
4.10	Warrant Agreement, dated December 12, 2024, by and among P3 Health Group, LLC, P3 Health Partners Inc. and VBC Growth SPV 3, LLC.	8-K	001-40033	10.2	12/17/2024
4.11	Warrant Agreement, dated February 13, 2025, by and among P3 Health Group, LLC, P3 Health Partners Inc. and VBC Growth SPV 4, LLC.	8-K	001-40033	10.2	2/18/2025
10.1	First Amendment to Term Loan Agreement, Termination of Management Rights Letter and Consent, dated as of December 3, 2021, by among P3 Health Group Holdings, LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.1	12/9/2021
10.2	Form of Subscription Agreement.	8-K	001-40033	10.2	6/1/2021
10.3	Form of Consent and Amendment to Subscription Agreement.	8-K	001-40033	10.1	11/22/2021
10.4	Registration Rights and Lock-up Agreement, dated December 3, 2021, by and among the registrant, Foresight Sponsor Group, LLC, FA Co-Investment LLC and the P3 Sellers party thereto.	8-K	001-40033	10.4	12/9/2021
10.5	P3 Health Group, LLC Amended and Restated Limited Liability Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC, the registrant and each of the other members party thereto.	8-K	001-40033	10.5	12/9/2021
10.6	Tax Receivable Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC and the members of P3 Health Group, LLC from time to time party thereto.	8-K	001-40033	10.6	12/9/2021
10.7†	Form of Indemnification Agreement for directors and executive officers.	8-K	001-40033	10.7	12/9/2021
10.8†	Form of Indemnification Agreement for sponsor affiliated directors.	8-K	001-40033	10.8	12/9/2021
10.9†	Letter Agreement, dated November 27, 2022, by and between P3 Health Partners Inc. and Atul Kavthekar.	8-K	001-40033	10.2	12/1/2022
10.10†	P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.11†	First Amendment to the P3 Health Partners Inc. 2021 Incentive Award Plan.	10-K	001-40033	10.1	10/21/2022
10.12†	Form of Restricted Stock Unit Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.13†	Form of Stock Option Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
P3 Health Partners Inc. | 2024 Form 10-K | 129

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.14	Form of Joinder and Waiver Agreement.	8-K	001-40033	10.2	12/9/2021
10.15	Escrow Agreement, dated as of December 3, 2021, by and among the Company, P3 Health Group Holdings, LLC, P3 Health Group, LLC, Hudson Vegas Investment SPV, LLC, Mary Tolan and Sherif Abdou, as unitholder representatives and PNC Bank, N.A.	8-K	001-40033	10.2	12/9/2021
10.16	Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated June 28, 2019.	10-K	001-40033	10.2	10/21/2022
10.17	First Amendment to Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated November 19, 2020.	10-K	001-40033	10.2	10/21/2022
10.18	Second Amendment to Term Loan Agreement and First Amendment to Security Agreement, dated as of December 21, 2021, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	10-K	001-40033	10.2	10/21/2022
10.19†	Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.1	5/18/2022
10.20†	Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.2	5/18/2022
10.21†	Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Sherif Abdou.	8-K	001-40033	10.3	5/18/2022
10.22†	Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.4	5/18/2022
10.23†	Non-Employee Director Compensation Program.	10-K	001-40033	10.3	10/21/2022
10.24	Unsecured Promissory Note, dated December 12, 2024, by and between P3 Health Group, LLC and VBC Growth SPV, LLC.	8-K	001-40033	10.5	12/17/2024
10.25	Subordination Agreement, dated December 12, 2024, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV, LLC.	8-K	001-40033	10.6	12/17/2024
10.26	Third Amendment to Term Loan Agreement, dated as of December 13, 2022, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	12/13/2022
10.27	Securities Purchase Agreement, dated March 30, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.1	4/7/2023
10.28	Registration Rights Agreement, dated April 6, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	4/7/2023
10.29	Amendment No. 1 to Registration Rights Agreement and Waiver, dated November 8, 2023, by and among P3 Health Partners Inc. and certain stockholders party thereto.	10-K	001-40033	10.3	3/28/2024
P3 Health Partners Inc. | 2024 Form 10-K | 130

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.30		Letter Agreement, dated April 6, 2023, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	4/7/2023
10.31†		Transaction Bonus Restricted Stock Unit Agreement by and between Sherif Abdou, M.D. and P3 Health Partners Inc., dated August 4, 2023.	10-Q	001-40033	10.1	11/8/2023
10.32†		Transaction Bonus Restricted Stock Unit Agreement by and between Amir Bacchus, M.D. and P3 Health Partners Inc., dated August 4, 2023.	10-Q	001-40033	10.2	11/8/2023
10.33		Unsecured Promissory Note, dated March 22, 2024, by and between P3 Health Group, LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.1	3/28/2024
10.34	*	First Amendment to Unsecured Promissory Note, dated November 30, 2024, by and between P3 Health Group, LLC and VBC Growth SPV 2, LLC.
10.35		Subordination Agreement, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.2	3/28/2024
10.36		Fourth Amendment to Term Loan Agreement, by and among P3 Health Group, LLC, the subsidiary guarantors party thereto, the lenders party thereto and CRG Servicing LLC.	8-K	001-40033	10.3	3/28/2024
10.37		Consent, by and between P3 Health Group, LLC and VBC Growth SPV LLC.	8-K	001-40033	10.4	3/28/2024
10.38†		Executive Employment Agreement, dated as of May 8, 2024, by and between P3 Health Partners Inc., P3 Health Group Management, LLC and Aric Coffman, M.D.	8-K	001-40033	10.1	5/9/2024
10.39†		P3 Health Partners Inc. 2024 Employment Inducement Incentive Award Plan.	8-K	001-40033	10.2	5/9/2024
10.40†		2024 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Agreement.	S-8	333-279254	99.2	5/9/2024
10.41†		2024 Employment Inducement Incentive Award Plan Form of Option Agreement.	S-8	333-279254	99.3	5/9/2024
10.42†		Stock Option Agreement under the 2024 Employment Inducement Incentive Award Plan, by and between P3 Health Partners Inc. and Aric Coffman, M.D.	8-K	001-40033	10.3	5/9/2024
10.43†		Restricted Stock Unit Agreement under the 2024 Employment Inducement Incentive Award Plan, by and between P3 Health Partners Inc. and Aric Coffman, M.D.	8-K	001-40033	10.4	5/9/2024
10.44		Securities Purchase Agreement, dated May 22, 2024, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.1	5/24/2024
10.45		Registration Rights Agreement, dated May 24, 2024, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	5/24/2024
10.46		Amended and Restated Letter Agreement, dated May 24, 2024, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	5/24/2024
10.47†		Consulting Agreement, dated as of May 8, 2024, by and between P3 Health Partners Inc., P3 Health Group Management, LLC and Sherif Abdou, M.D.	8-K	001-40033	10.5	5/9/2024
P3 Health Partners Inc. | 2024 Form 10-K | 131

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.48†		Offer Letter Agreement, dated as of July 23, 2024, by and between P3 Health Partners Inc. and Leif Pedersen.	10-Q	001-40033	10.1	11/12/2024
10.49†		Stock Option Agreement under the 2021 Incentive Award Plan, by and between P3 Health Partners Inc. and Leif Pedersen.	10-Q	001-40033	10.2	11/12/2024
10.50†		Restricted Stock Unit Agreement under the 2021 Incentive Award Plan, by and between P3 Health Partners Inc. and Leif Pedersen.	10-Q	001-40033	10.3	11/12/2024
10.51	*
Fifth Amendment to Term Loan Agreement, dated as of November 30, 2024, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.

10.52		Second Amended and Restated Letter Agreement, dated December 12, 2024, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.7	12/17/2024
10.53		Unsecured Promissory Note, dated December 12, 2024, by and between P3 Health Group, LLC and VBC Growth SPV 3, LLC.	8-K	001-40033	10.1	12/17/2024
10.54		Subordination Agreement, dated December 12, 2024, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 3, LLC.	8-K	001-40033	10.3	12/17/2024
10.55		Sixth Amendment to Term Loan Agreement, dated as of December 12, 2024, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	12/17/2024
10.56		Unsecured Promissory Note, dated February 13, 2025, by and between P3 Health Group, LLC and VBC Growth SPV 4, LLC.	8-K	001-40033	10.1	2/18/2025
10.57		Subordination Agreement, dated February 13, 2025, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 4, LLC.	8-K	001-40033	10.3	2/18/2025
10.58		Seventh Amendment to Term Loan Agreement, dated as of February 13, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	2/18/2025
19	*	P3 Health Partners, Inc. Insider Trading Compliance Policy.
21.1		List of Subsidiaries.	10-K	001-40033	21.1	3/28/2024
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
P3 Health Partners Inc. | 2024 Form 10-K | 132

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-40033	97.1	3/28/2024
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
Item 16. Form 10-K Summary.
None.
P3 Health Partners Inc. | 2024 Form 10-K | 133

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
	Name:	Leif Pedersen
Date: March 27, 2025	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aric Coffman, M.D.	Chief Executive Officer	March 27, 2025
Aric Coffman, M.D.	(Principal Executive Officer)

/s/ Leif Pedersen	Chief Financial Officer	March 27, 2025
Leif Pedersen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Thierer	Chairman of the Board of Directors	March 27, 2025
Mark Thierer

/s/ Sherif W. Abdou, M.D.	Director	March 27, 2025
Sherif W. Abdou, M.D.

/s/ Amir S. Bacchus, M.D.	Chief Medical Officer and Director	March 27, 2025
Amir S. Bacchus, M.D.

/s/ Gregory N. Kazarian	Director	March 27, 2025
Gregory N. Kazarian

/s/ Lawrence B. Leisure	Director	March 27, 2025
Lawrence B. Leisure

/s/ Jeffrey G. Park	Director	March 27, 2025
Jeffrey G. Park

/s/ Thomas E. Price, M.D.	Director	March 27, 2025
Thomas E. Price, M.D.

/s/ Mary A. Tolan	Director	March 27, 2025
Mary A. Tolan

/s/ Greg Wasson	Director	March 27, 2025
Greg Wasson