Form 10-Q
period 2025-03-31
P3 Health Partners Inc.
filed 2025-05-15
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-40033
P3 Health Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2992794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2370 Corporate Circle Suite 300 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)
(702) 910-3950
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PIII	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $575.00	PIIIW	The Nasdaq Stock Market LLC
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

As of May 1, 2025, the registrant had 3,268,093 shares of Class A common stock, par value $0.0001 and 3,919,924 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, the anticipated closing of the asset sale discussed herein, future results of anticipated products and prospects, and our ability to maintain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 1

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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 2

investor confidence in our company and, as a result, the value of our Class A common stock and your investment.
•The factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “2024 Form 10-K”), in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q and in our subsequent filings with the SEC.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$40,082	$38,816
Restricted cash	1,211	5,286
Health plan receivable, net of allowance for credit losses of $150	129,350	121,266
Clinic fees, insurance and other receivable	5,409	3,947
Prepaid expenses and other current assets	14,980	14,422
Assets held for sale	403	403
TOTAL CURRENT ASSETS	191,435	184,140
Property and equipment, net	5,308	5,734
Intangible assets, net	553,889	574,350
Other long-term assets	33,238	19,196
TOTAL ASSETS (1)	$783,870	$783,420
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,503	$8,442
Accrued expenses and other current liabilities	27,971	29,416
Accrued payroll	3,216	2,722
Health plan settlements payable	56,715	55,565
Claims payable	268,664	255,089
Premium deficiency reserve	60,406	67,368
Accrued interest	12,410	12,460
Current portion of long-term debt	65,000	65,000
Short-term debt	796	—
Liabilities held for sale	353	353
TOTAL CURRENT LIABILITIES	507,034	496,415
Operating lease liability	10,981	11,339
Warrant liabilities	6,990	10,312
Long-term debt, net	106,121	89,824
Other Long-Term Liabilities	31,665	26,001
TOTAL LIABILITIES (1)	662,791	633,891
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	57,829	73,593
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 3,263 and 3,257 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class V common stock, $0.0001 par value; 205,000 shares authorized; 3,919 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid in capital	586,923	579,129
Accumulated deficit	(523,673)	(503,193)
TOTAL STOCKHOLDERS’ EQUITY	63,250	75,936
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$783,870	$783,420
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $10.7 million and $9.3 million as of March 31, 2025 and December 31, 2024, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $15.6 million and $14.9 million as of March 31, 2025 and December 31, 2024, respectively. These VIE assets and liabilities do not include $41.1 million and $40.3 million of net amounts due to affiliates as of March 31, 2025 and December 31, 2024, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING REVENUE:
Capitated revenue	$369,517	$384,134
Other patient service revenue	3,708	4,354
TOTAL OPERATING REVENUE	373,225	388,488
OPERATING EXPENSE:
Medical expense	372,043	382,057
Premium deficiency reserve	(6,962)	1,000
Corporate, general and administrative expense	24,999	27,401
Sales and marketing expense	181	322
Depreciation and amortization	21,052	21,539
TOTAL OPERATING EXPENSE	411,313	432,319
OPERATING LOSS	(38,088)	(43,831)
OTHER INCOME (EXPENSE):
Interest expense, net	(8,725)	(4,256)
Mark-to-market of stock warrants	3,322	216
Other	318	337
TOTAL OTHER INCOME (EXPENSE)	(5,085)	(3,703)
LOSS BEFORE INCOME TAXES	(43,173)	(47,534)
INCOME TAX PROVISION (EXPENSE)	(1,073)	(2,072)
NET LOSS	(44,246)	(49,606)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(23,766)	(30,906)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(20,480)	$(18,700)

NET LOSS PER SHARE (Note 9):
Basic	$(6.28)	$(7.86)
Diluted	$(6.28)	$(7.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	3,260	2,378
Diluted	3,260	2,378

All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	2,331	$—	3,932	$—	$509,474	$(367,344)	$142,130
Exchanges of redeemable non-controlling interest for Class A common stock	—	2	—	(2)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	55	—	—	—	(73)	—	(73)
Equity-based compensation	—	—	—	—	—	1,449	—	1,449
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(1,211)	—	—	—	—	1,211	—	1,211
Net loss	(30,906)	—	—	—	—	—	(18,700)	(18,700)
STOCKHOLDERS’ EQUITY, March 31, 2024	$238,836	2,388	$—	3,930	$—	$532,640	$(386,044)	$146,596

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2024	$73,593	3,257	$—	3,919	$—	$579,129	$(503,193)	$75,936
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	6	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,808	—	1,808
Remeasurement adjustment to redeemable non-controlling interest from material ownership changes	8,002	—	—	—	—	(8,002)	—	(8,002)
Class A common stock warrants issued	—	—	—	—	—	13,988	—	13,988
Net loss	(23,766)	—	—	—	—	—	(20,480)	(20,480)
STOCKHOLDERS’ EQUITY, March 31, 2025	$57,829	3,263	$—	3,919	$—	$586,923	$(523,673)	$63,250
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 7

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,246)	$(49,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,052	21,539
Equity-based compensation	1,808	1,449
Amortization of original issue discount and debt issuance costs	331	(140)
Mark-to-market adjustment of stock warrants	(3,322)	(216)
Premium deficiency reserve	(6,962)	1,000
Changes in operating assets and liabilities:
Health plan receivable	(8,084)	(25,198)
Clinic fees, insurance, and other receivable	(1,462)	2,892
Prepaid expenses and other current assets	(558)	(3,296)
Other long-term assets	(14,345)	(17)
Accounts payable, accrued expenses, and other current liabilities	1,593	(5,553)
Accrued payroll	494	1,542
Health plan settlements payable	1,150	(12,944)
Claims payable	13,575	44,168
Accrued interest	5,614	4,387
Operating lease liability	(104)	(37)
Net cash used in operating activities	(33,466)	(20,030)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	30,000	10,000
Payment of debt issuance costs	(139)	—
Proceeds from at-the-market sales, net of offering costs paid	—	33
Payment of tax withholdings upon settlement of restricted stock unit awards	—	(73)
Repayment of short-term and long-term debt	(341)	(430)
Proceeds from short-term debt	1,137	1,871
Net cash provided by financing activities	30,657	11,401
Net change in cash and restricted cash	(2,809)	(8,629)
Cash and restricted cash, beginning of period	44,102	40,934
Cash and restricted cash, end of period	$41,293	$32,305
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q1 2025 Form 10-Q | 9

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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $44.2 million and $49.6 million for the three months ended March 31, 2025 and 2024, respectively. Such losses were primarily the result of costs incurred in adding new members and adverse claims experience, partly driven by general market conditions for MA plans. The Company anticipates operating losses and negative cash flows to continue for the foreseeable future as it continues to grow membership.
As of March 31, 2025 and December 31, 2024, the Company had $40.1 million and $38.8 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company has a working capital deficit of $315.6 million as of March 31, 2025. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, its ability to complete the sale of its remaining Florida operations, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances and sales of assets. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3: Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 10

instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The condensed consolidated operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 11

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2024. No changes to significant accounting policies have occurred since December 31, 2024.
Revenue Recognition
In the first quarter of 2025, the Company released a portion of the constraint applied in previous periods with respect to risk adjustment revenue for dates of service in 2024, which resulted in an increase to capitation revenue in the amount of $6.4 million for the three months ended March 31, 2025.
The Company categorizes revenue based on various factors such as the nature of contracts as follows:

Revenue Type	Three Months Ended March 31, 2025	% of Total	Three Months Ended March 31, 2024	% of Total
	(dollars in thousands)
Capitated revenue	$369,517	99.0%	$384,134	98.9%
Other patient service revenue:
Clinical fees & insurance revenue	992	0.3	1,945	0.5
Care coordination / management fees	2,695	0.7	2,390	0.6
Incentive fees	21	0.0	19	0.0
Total other patient service revenue	3,708	1.0	4,354	1.1
Total revenue	$373,225	100.0%	$388,488	100.0%
During the three months ended March 31, 2025 and 2024, five and four health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 75% and 61% of the Company’s total revenue, respectively. Four and three health plan customers, respectively, each accounted for 10% or more of total health plan receivable as of March 31, 2025 and December 31, 2024.
Reverse Stock Split
On April 11, 2025, the Company effected a 1-for-50 reverse stock split of its Class A common stock and Class V common stock, $0.0001 par value. All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise. See Note 12 “Capitalization” included in this Form 10-Q for additional information related to the reverse stock split.
Note 4: Recent Accounting Pronouncements
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 12

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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of March 31, 2025	$127	$—	$6,863	$6,990
Warrant liability as of December 31, 2024	$127	$—	$10,185	$10,312
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	March 31, 2025	December 31, 2024
Volatility	93.5%	91.7%
Risk-free interest rate	4.0%	4.4%
Exercise price	$0.50	$0.50
Expected term	6.0 Years	6.2 years
Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, and an increase in the remaining term of the warrants would each result in a directionally similar change in the estimated fair value of the Company’s warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not declared, and does not plan to declare, dividends on its common stock and, as such, there is no change in the estimated fair value of the warrant liabilities due to the dividend assumption.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 13

The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$10,185	$29
Mark-to-market adjustment of stock warrants	(3,322)	(5)
Ending balance	$6,863	$24
The Company recorded gains of $3.3 million and $0.2 million from changes in the fair value of stock warrants for the three months ended March 31, 2025 and 2024, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Leasehold improvements	$2,391	$2,332
Furniture & fixtures	1,066	1,106
Computer equipment & software	7,064	7,060
Medical equipment	1,050	1,082
Software (development in process)	343	343
Vehicles	633	659
Other	32	—
	12,579	12,582
Less: accumulated depreciation	(7,271)	(6,848)
Property and equipment, net	$5,308	$5,734
Total depreciation of property and equipment recognized on the condensed consolidated statements of operations was $0.6 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
Assets Held for Sale
On November 30, 2024, the Company and certain of its subsidiaries (the “Sellers”) entered into an asset purchase agreement with certain entities affiliated with an entity in which Chicago Pacific Founders (“CPF”), the Company’s principal stockholder, has an ownership interest (the “Buyers”), which was amended on December 30, 2024, effective as of December 5, 2024 (as amended, the “Florida Asset Purchase Agreement”). Pursuant to the Florida Asset Purchase Agreement, the Sellers sold to the Buyers all of the assets, clinical and non-clinical, exclusively or primarily used by the Company’s MA-related business operated out of Eagle Park, Florida (the “Florida Assets”). The Company closed on the sale of the remaining Florida assets on May 1, 2025, see Note 15 “Subsequent Events” for additional information.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 14

Net assets classified as held for sale for the Company’s remaining Florida operations are summarized as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Assets:
Property and equipment, net	$571	$571
Intangible assets, net	7,576	7,576
Other long-term assets	314	314
Accumulated impairment	(8,058)	(8,058)
Total assets	$403	$403
Liabilities:
Accrued expenses and other current liabilities	$56	$56
Operating lease liability	297	297
Total liabilities	$353	$353
Net assets	$50	$50
Note 7: Intangible Assets
Intangible assets, net consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	671,819	(223,553)	448,266	671,819	(206,951)	464,868
Trademarks	148,635	(50,051)	98,584	148,635	(46,427)	102,208
Payor contracts	4,700	(1,528)	3,172	4,700	(1,410)	3,290
Provider network	4,734	(1,567)	3,167	4,734	(1,450)	3,284
Total	$830,588	$(276,699)	$553,889	$830,588	$(256,238)	$574,350
Amortization of intangible assets was $20.5 million and $21.0 million during the three months ended March 31, 2025 and 2024, respectively.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 15

Note 8: Debt
Long-term Debt
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
VGS 1 promissory note, interest paid at 13.5%, due June 2028	38,057	38,057
VGS 2 promissory note, interest paid at 17.5%, due September 2027	25,375	25,375
VGS 3 promissory note, interest paid at 19.5%, due June 2028	25,375	25,375
VGS 4 promissory note, interest paid at 19.5%, due August 2028	30,450	—
Long-term debt, gross	199,257	168,807
Less: unamortized debt issuance costs and original issue discount	(28,136)	(13,983)
	171,121	154,824
Less: current portion of long-term debt	(65,000)	(65,000)
Long-term debt, net	$106,121	$89,824
VGS 4 Promissory Note
On February 13, 2025, P3 LLC entered into a related party financing transaction with VBC Growth SPV 4, LLC (“VGS 4”), consisting of the issuance by P3 LLC of (i) an unsecured promissory note (the “VGS 4 Promissory Note”) to VGS 4 and (ii) a warrant to purchase 1.4 million shares of the Company’s Class A common stock at an exercise price of $10.34 per share to VGS 4, as adjusted for the reverse stock split. The VGS 4 Promissory Note provides for funding of up to $30.0 million, available for draw by P3 LLC in two tranches, as follows: (i) a first tranche of $15.0 million which was drawn on February 18, 2025, and (ii) a second tranche of $15.0 million which was drawn on March 14, 2025. The VGS 4 Promissory Note matures on August 13, 2028. Interest is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. P3 LLC may elect to pay either (1) 8.0% cash interest and 11.5% paid in-kind (“PIK”) interest, or (2) 19.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement (entered into in November 2020 with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”)) and the VGS 4 Subordination Agreement (defined below), and if not so permitted, such interest shall accrue as PIK interest. Accrued PIK interest is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The VGS 4 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 4 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 4 Promissory Note).
The VGS 4 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. P3 LLC paid VGS 4 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 4 a back-end fee at the time the VGS 4 Promissory Note is redeemed as follows: (i) if paid prior to March 31, 2025, 2.25%; (ii) if paid after March 31, 2025 and on or before June 30, 2025, 4.50%; (iii) if paid after June 30, 2025 and on or before September 30, 2025, 6.75% and (iv) if paid after December 31, 2025, 9.00%. Total debt issuance costs and original issue discount incurred as part of this financing was $14.5 million, which included $14.0 million related to the fair value of the warrant. As of March 31, 2025, unamortized debt issuance costs and original issue discount of $14.2 million related to this financing.
VGS 4 Subordination Agreement
In connection with the transactions described above, P3 LLC entered into a subordination agreement, dated as of February 13, 2025 (the “VGS 4 Subordination Agreement”), by and among the Company, CRG Servicing LLC (“CRG”), as administrative agent under the Term Loan Facility, and VGS 4. Pursuant to the VGS 4 Subordination Agreement, VGS 4 agreed to subordinate its right of payment under the VGS 4 Promissory Note to the right of payment and security
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 16

interests of the lenders under the Term Loan Facility. The terms of the VGS 4 Subordination Agreement will effectively require P3 LLC to pay all interest under the VGS 4 Promissory Note in-kind.
Amendment to Term Loan Agreement and Consent
In connection with the transactions described above, P3 LLC entered into (1) the Seventh Amendment to Term Loan Agreement (the “Term Loan Amendment”), dated as of February 13, 2025, by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent and (2) the Consent (the “Consent”), dated as of February 13, 2025, by and between P3 LLC, as borrower, and VBC Growth SPV, LLC (“VGS”), as holder. The Term Loan Amendment and Consent collectively permit the issuance of the VGS 4 Promissory Note and the entry into the VGS 4 Subordination Agreement by P3 LLC.

Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(20,480)	$(18,700)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(20,480)	$(18,700)
Effective of dilutive securities:
Shares of Class V common stock	—	—
Net loss attributable to Class A common stockholders–diluted	$(20,480)	$(18,700)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	3,260	2,378
Net loss per share attributable to Class A common stockholders–basic	$(6.28)	$(7.86)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	3,260	2,378
Weighted average effect of dilutive securities:
Shares of Class V common stock	—	—
Weighted average shares outstanding–diluted	3,260	2,378
Net loss per share attributable to Class A common stockholders–diluted	$(6.28)	$(7.86)
All periods presented in the table above have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
Shares of Class V common stock do not share in the earnings or losses of P3 and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share for Class V common stock under the two-class method is not required. The following table presents potentially dilutive securities excluded from the computation of
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 17

diluted net loss per share for the periods presented because their effect would have been anti-dilutive, adjusted for the reverse stock split as noted above.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock warrants (1)	6,358	1,639
Stock options (1)	433	111
Restricted stock units (1)	141	93
Shares of Class V common stock (2)	3,919	3,930
Total	10,851	5,773
__________________
(1)Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net loss per share.
(2)Shares of Class V common stock at the end of the period are considered antidilutive shares of Class A common stock under application of the if-converted method in 2024 and 2025.
Note 10: Redeemable Non-controlling Interest
Non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	March 31, 2025		December 31, 2024
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	3,263	45.4%	3,257	45.4%
Non-controlling interest holders’ ownership of Common Units	3,919	54.6	3,919	54.6
Total Common Units	7,182	100.0%	7,176	100.0%
All periods presented in the table above have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
During the three months ended March 31, 2024, the Company issued an aggregate of 1,500 shares of Class A common stock to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Company Agreement (the “P3 LLC A&R LLC Agreement”). No similar exchanges or redemptions occurred during the three months ended March 31, 2025.
As of March 31, 2024, there was $20.6 million remeasurement adjustment recorded as the fair value of redeemable non-controlling interest was greater than the carrying value. No similar remeasurement adjustment was required as of March 31, 2025.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 18

Note 11: Segment Reporting
The Company’s operations are organized under one reportable segment. The following tables present information about the Company’s reportable segment:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating revenue	$373,225	$388,488
Less:
Medical claims expense	(352,317)	(347,582)
Other medical expense(1)	(19,726)	(34,475)
Depreciation and amortization	(21,052)	(21,539)
Other segment items(2)	(14,900)	(28,561)
Interest expense, net	(8,725)	(4,256)
Interest income	322	391
Loss before income taxes	(43,173)	(47,534)
Income tax provision	(1,073)	(2,072)
Net loss	$(44,246)	$(49,606)

	March 31, 2025	December 31, 2024
	(in thousands)
Segment assets	$129,350	$121,266
__________________
(1)Other medical expense includes subcapitation expense, affiliate provider compensation expense, and other non-claim costs.
(2)Other segment items include premium deficiency reserve, corporate, general and administrative expense, sales and marketing expense, and miscellaneous income and expense.
Note 12: Capitalization
Reverse Stock Split
On April 11, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Charter Amendment") with the Secretary of State of Delaware to effect a 1-for-50 reverse stock split (the "Reverse Stock Split") of the Company's outstanding Class A common stock, $0.0001 par value per share, and Class V common stock, $0.0001 par value per share, as of that date.
The Reverse Stock Split resulted in 163,159,548 shares of Class A common stock being converted to 3,263,093 shares of Class A common stock and 195,956,984 shares of Class V common stock being converted to 3,919,124 shares of Class V common stock. The Board of Directors of the Company approved the Charter Amendment to meet the share bid price requirements of the Nasdaq Capital Market. The Company’s stockholders approved the Charter Amendment at a special meeting held on March 31, 2025.
No fractional shares were issued as a result of the Reverse Stock Split. Each stockholder was entitled to receive a cash payment equal to the fraction of a share to which such stockholder would otherwise have been entitled multiplied by the closing price per share of the Class A common stock as reported by The Nasdaq Capital Market (as adjusted to give effect to the Reverse Stock Split) on the effective date of the Reverse Stock Split. Proportional adjustments were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards and warrants, as well as the exercise or conversion price, as applicable, and to the number of shares issuable under the Company’s equity incentive plans and other existing agreements. All options and restricted stock awards of the Company outstanding immediately prior to the split have been adjusted in accordance with the terms of the plans, agreements or arrangements governing such options and restricted stock awards.
Each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged by the split, except for minor changes and adjustments that resulted from the treatment of fractional shares. The
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 19

rights and privileges of the holders of shares of the Company’s common stock were substantially unaffected. Unless otherwise noted, all references in the condensed consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Note 13: Variable Interest Entities
P3 LLC has Management Services Agreements (“MSAs”) and deficit funding agreements with the Network VIEs. The MSAs provide that P3 LLC will furnish administrative personnel, office supplies and equipment, general business services, contract negotiation, and billing and collection services to the Network VIEs. Fees for these services are the excess of the Network VIEs’ revenue over expenses. Per the deficit funding agreements, P3 LLC is obligated to advance funds, as needed, to support the Network VIEs’ working capital needs to the extent operating expenses exceed gross revenue. These advances accrue interest at a rate of prime plus 2%. Net advances made to the Network VIEs and accrued interest on those advances are presented within due to consolidated entities of P3 in the table below. Additionally, P3 LLC entered into stock transfer restriction agreements with the practice shareholders of the Network VIEs, which, by way of a call option, unequivocally permit P3 LLC to appoint successor physicians if a practice shareholder vacates their ownership position. Accordingly, P3 LLC identifies itself as the primary beneficiary of the Network VIEs. Practice shareholders, who are employees of P3 LLC, retain equity ownership in the Network VIEs, which represents nominal non-controlling interests; however, the non-controlling interests do not participate in the profit or loss of the Network VIEs.
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

	March 31, 2025	December 31, 2024
	(in thousands)
ASSETS
Cash	$5,093	$5,216
Clinic fees, insurance and other receivable	3,012	2,440
Health plan receivable	—	—
Prepaid expenses and other current assets	450	447
Property and equipment, net	32	37
Other long-term assets	2,075	1,116
TOTAL ASSETS	$10,662	$9,256
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$4,319	$4,521
Accrued expenses and other current liabilities	1,685	677
Accrued payroll	4,338	3,795
Claims payable	4,456	5,004
Other long-term liabilities	840	919
Due to consolidated entities of P3	41,070	40,264
TOTAL LIABILITIES	56,708	55,180
MEMBERS’ DEFICIT	(46,046)	(45,924)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$10,662	$9,256
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 20

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$8,159	$9,764
Expense	8,154	9,897
Net loss	$5	$(133)
Note 14: Income Taxes
The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants. During the three months ended March 31, 2025, the Company’s tax rate was impacted by the valuation allowance placed on deferred tax assets in prior periods and state taxes.
Note 15: Subsequent Events
Reverse Stock Split
On April 11, 2025, the Company effected a 1-for-50 reverse stock split of its Class A common stock and Class V common stock, $0.0001 par value. See Note 12 “Capitalization” included in this Form 10-Q for additional information related to the reverse stock split.
Asset sale
On May 1, 2025, the Company’s subsidiary, P3 Health Partners-Florida, LLC (“P3 Florida”), entered into an asset purchase agreement with Invictus Equity Group, LLC (“Invictus”) for the purchase of assets previously held for sale. See Note 6 “Property and Equipment” for additional information. Pursuant to the asset purchase agreement, P3 Florida sold to Invictus the assets, clinical and non-clinical, exclusively or primarily used by the Company’s MA-related business operated out of Clearwater, Florida, for a purchase price of approximately $0.1 million.

P3 Health Partners Inc. | Q1 2025 Form 10-Q | 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” in Part II, Item 1. “Legal Proceedings.” in Part II, Item 1A, “Risk Factors.” and elsewhere in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
We operate in the $1,030 billion Medicare market, which covers more than 68 million eligible lives as of January 2025. Our core focus is the MA market, which makes up approximately 54% of the overall Medicare market, or nearly 33 million Medicare eligible lives in 2024. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,800 physicians, in 27 markets (counties) across five states in over seven full years of operations as of March 31, 2025. As of March 31, 2025, our PCP network served approximately 115,500 at-risk members.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 22

Reverse Stock Split
On April 11, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Charter Amendment") with the Secretary of State of Delaware to effect a 1-for-50 reverse stock split (the "Reverse Stock Split") of the Company's outstanding Class A common stock, $0.0001 par value per share, and Class V common stock, $0.0001 par value per share, as of that date.
The Reverse Stock Split resulted in 163,159,548 shares of Class A common stock being converted to 3,263,093 shares of Class A common stock and 195,956,984 shares of Class V common stock being converted to 3,919,124 shares of Class V common stock. The Board of Directors of the Company approved the Charter Amendment to meet the share bid price requirements of the Nasdaq Capital Market. The Company’s stockholders approved the Charter Amendment at a special meeting held on March 31, 2025.
No fractional shares were issued as a result of the Reverse Stock Split. Each stockholder was entitled to receive a cash payment equal to the fraction of a share to which such stockholder would otherwise have been entitled multiplied by the closing price per share of the Class A common stock as reported by The Nasdaq Capital Market (as adjusted to give effect to the Reverse Stock Split) on the effective date of the Reverse Stock Split. Proportional adjustments were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards and warrants, as well as the exercise or conversion price, as applicable, and to the number of shares issuable under the Company’s equity incentive plans and other existing agreements. All options and restricted stock awards of the Company outstanding immediately prior to the split have been adjusted in accordance with the terms of the plans, agreements or arrangements governing such options and restricted stock awards.
Each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged by the split, except for minor changes and adjustments that resulted from the treatment of fractional shares. The rights and privileges of the holders of shares of the Company’s common stock were substantially unaffected. Unless otherwise noted, all references in the condensed consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 23

Growing Membership in Adjacent and New Markets
Our affiliate model allows us to quickly and efficiently enter into new and adjacent markets in two ways: (1) partnering with payors and (2) partnering with providers. Because our model honors the existing patient-provider relationship, we are able to deploy our care model around existing physicians in a given market. By utilizing the local healthcare infrastructure, we can quickly build a network of PCPs to serve the healthcare needs of contracted members.
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
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through March 31, 2025, we experienced a 95% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 90% of our total operating expense for the three months ended March 31, 2025. We manage our medical costs by improving our members’ access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
Achieving Operating Efficiencies
As a result of our affiliate model and ability to leverage our existing local and national infrastructure, we aim to generate operating efficiencies at both the market and enterprise level. Our local corporate, general and administrative expense, which includes our local leadership, care management teams and other operating costs to support our markets, is
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 24

expected to decrease over time as a percentage of revenue as we add members to our existing contracts, grow membership with new payor and physician contracts, and our revenue subsequently increases. Our corporate general and administrative expenses at the enterprise level include resources and technology to support payor contracting, quality, data management, delegated services, finance and legal functions. While we expect our absolute investment in our enterprise resources to increase over time, we expect our investment will decrease as a percentage of revenue when we are able to leverage our infrastructure across a broader group of at-risk members. We expect our corporate, general and administrative expenses to increase in absolute dollars in the future as we continue to invest to support growth of our business, as well as due to the costs required to operate as a public company, including insurance coverage, investments in internal audit, investor relations and financial reporting functions, fees paid to the Nasdaq Stock Market, and increased legal and audit fees.
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
Non-GAAP Financial Measures and Key Performance Metrics
We use certain financial measures, which are not calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as key performance metrics, to supplement our condensed consolidated financial statements. The measures set forth below should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-GAAP financial measures and key performance metrics as used by us may not be comparable to similarly titled measures used by other companies. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. The presentation of non-GAAP financial measures and key performance metrics provides additional information to investors regarding our results of operations that our management believes is useful for identifying trends, analyzing and benchmarking the performance of our business.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 25

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
The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA loss:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(44,246)	$(49,606)
Interest expense, net	8,725	4,256
Depreciation and amortization	21,052	21,539
Income tax provision	1,073	2,072
Mark-to-market of stock warrants	(3,322)	(216)
Premium deficiency reserve	(6,962)	1,000
Equity-based compensation	1,808	1,449
Other(1)	(318)	(264)
Adjusted EBITDA loss	$(22,190)	$(19,770)
_____________________________________________
(1)Other during the three months ended March 31, 2025 and 2024 consisted of interest income partially offset by legal settlements and valuation allowance on our notes receivable.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 26

The following table presents our medical margin:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Capitated revenue	$369,517	$384,134
Less: medical claims expense	(352,317)	(347,582)
Medical margin	$17,200	$36,552
The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross profit (loss)	$1,182	$6,431
Other patient service revenue	(3,708)	(4,354)
Other medical expense	19,726	34,475
Medical margin	$17,200	$36,552
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
The following table presents our gross profit (loss):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Total operating revenue	$373,225	$388,488
Less: medical claims expense	(352,317)	(347,582)
Less: other medical expense	(19,726)	(34,475)
Gross profit (loss)	$1,182	$6,431
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 115,500 and 126,800 at-risk members as of March 31, 2025 and 2024, respectively.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 27

Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,800 and 2,900 primary care physicians as of March 31, 2025 and 2024, respectively.
Platform Support Costs
Our platform support costs, which include regionally based support personnel and other operating costs to support our markets, are expected to decrease over time as a percentage of revenue as our physician partners add members and our revenue grows. Our operating expenses at the enterprise level include resources and technology to support payor contracting, clinical program development, quality, data management, finance, and legal functions. We exclude costs related to the operations of our owned medical clinics and wellness centers.
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Platform support costs	$19,021	$21,272
% of total operating revenue	5.1%	5.5%
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
The premiums that health plans receive are determined via a competitive bidding process with CMS and are based on the costs of care in local markets and the average utilization of services by enrolled patients. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. MA plans with higher acuity patients receive higher premiums. Conversely, MA plans with lower acuity patients receive lesser premiums. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after final data is compiled. As premiums are adjusted via this risk adjustment model (using a Risk Adjustment Factor, “RAF”), our PMPM payments change commensurately with how our contracted Medicare Advantage plans’ premiums change with CMS.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 28

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
Non-controlling Interest
We consolidate the financial results of P3 LLC and report a non-controlling interest on our condensed consolidated statements of operations, representing the portion of net income or loss attributable to the non-controlling interest. The weighted average ownership percentages during the period are used to calculate the net income or loss attributable to P3 Health Partners Inc. and the non-controlling interest.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 29

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended March 31, 2025	% of Revenue	Three Months Ended March 31, 2024	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$369,517	99%	$384,134	99%
Other patient service revenue	3,708	1	4,354	1
Total operating revenue	373,225	100	388,488	100
Operating expense:
Medical expense	372,043	100	382,057	98
Premium deficiency reserve	(6,962)	(2)	1,000	0
Corporate, general and administrative expense	24,999	7	27,401	7
Sales and marketing expense	181	0	322	0
Depreciation and amortization	21,052	6	21,539	6
Total operating expense	411,313	110	432,319	111
Operating loss	(38,088)	(10)	(43,831)	(11)
Other (expense) income:
Interest expense, net	(8,725)	(2)	(4,256)	(1)
Mark-to-market of stock warrants	3,322	1	216	0
Other	318	0	337	0
Total other income (expense)	(5,085)	(1)	(3,703)	(1)
Loss before income taxes	(43,173)	(12)	(47,534)	(12)
Income tax provision (expense)	(1,073)	(0)	(2,072)	(1)
Net loss	(44,246)	(12)	(49,606)	(13)
Net loss attributable to redeemable non-controlling interest	(23,766)	(6)	(30,906)	(8)
Net loss attributable to controlling interest	$(20,480)	(5)%	$(18,700)	(5)%
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Capitated revenue	$369,517	$384,134	$(14,617)	(4)%
Other patient service revenue	3,708	4,354	(646)	(15)%
Total operating revenue	$373,225	$388,488	$(15,263)	(4)%
Capitated revenue was $369.5 million for the three months ended March 31, 2025, a decrease of $14.6 million, or 4%, compared to $384.1 million for the three months ended March 31, 2024. This decrease was primarily driven by a 9% decrease in the total number of at-risk members from 126,800 at March 31, 2024 to 115,500 at March 31, 2025 driven by the strategic termination of underperforming payor contracts and affiliate providers in the current year. Capitated revenue was approximately 99% of total operating revenue for each of the three months ended March 31, 2025 and 2024.
Other patient service revenue was $3.7 million for the three months ended March 31, 2025, a decrease of $0.6 million, or 15%, compared to $4.4 million for the three months ended March 31, 2024. Other patient service revenue was approximately 1% of total operating revenue for each of the three months ended March 31, 2025 and 2024.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 30

Medical Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Medical expense	$372,043	$382,057	$(10,014)	(3)%
Medical expense was $372.0 million for the three months ended March 31, 2025, a decrease of $10.0 million, or 3%, compared to $382.1 million for the three months ended March 31, 2024. The decrease was driven primarily by decreased membership in the current period.
Premium Deficiency Reserve

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(6,962)	$1,000	$(7,962)	(796)%
Premium deficiency reserve was a benefit of $7.0 million for the three months ended March 31, 2025 compared to an expense of $1.0 million for the three months ended March 31, 2024. The change was due to network and contract rationalization that began in 2024 and management’s assessment of the profitability of contracts, wherein increased maturation of our overall contractual arrangements is expected to reduce our future losses.
Corporate, General and Administrative Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$24,999	$27,401	$(2,402)	(9)%
Corporate, general and administrative expense was $25.0 million for the three months ended March 31, 2025, a decrease of $2.4 million, or 9%, compared to $27.4 million for the three months ended March 31, 2024. The decrease was primarily driven by a decrease in salary and related expense resulting from a reduction in head count including a $1.1 million reduction in employee bonuses.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of March 31, 2025, we had $40.1 million of unrestricted cash and cash equivalents available to fund future operations.
We have experienced losses since our inception, and net losses of $44.2 million and $49.6 million for the three months ended March 31, 2025 and 2024, respectively. We expect to continue to incur operating losses and generate
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 31

negative cash flows from operations for the foreseeable future due to the strong growth in patient enrollment we have experienced over the last seven years and the investments we are making in expanding our business, which require up-front expenses. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, our ability to complete the sale of our remaining Florida operations, and our ability to raise capital and refinance our indebtedness as it matures. We may need to raise additional capital through a combination of debt and/or equity financing and to the extent we are unsuccessful at doing so, we may need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
VGS 4 Promissory Note
On February 13, 2025, we entered into a financing transaction with VBC Growth SPV 4, LLC (“VGS 4”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 4 Promissory Note”) to VGS 4 and the entry into a warrant agreement and the VGS 4 Subordination Agreement (defined below). The VGS 4 Promissory Note provides for funding of up to $30.0 million, available for us to draw in (i) a first tranche of $15.0 million, which was drawn on February 18, 2025, and (ii) a second tranche of up to $15.0 million which was drawn on March 14, 2025. In addition, we paid VGS 4 an up-front fee of 1.5% of $30.0 million, the maximum draw amount, in-kind. The VGS 4 Promissory Note matures on August 13, 2028. Interest on the VGS 4 Promissory Note is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. We may elect to pay interest 11.5% in-kind and 8.0% in cash, but if the terms of the VGS 4 Subordination Agreement do not permit P3 LLC to pay interest in cash, interest will be paid entirely in-kind.
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
In connection with the issuance of the VGS 4 Promissory Note, we also entered into a subordination agreement, dated as of February 13, 2025 (the “VGS 4 Subordination Agreement”), with VGS 4 which subordinates VGS 4’s right of payment under the VGS 4 Promissory Note to the right of payment and security interests of the lenders under the Term Loan and Security Agreement with CRG Servicing, LLC (the “Term Loan Facility”). Under the terms of the VGS 4 Subordination Agreement, we will be effectively required to pay all interest under the VGS 4 Promissory Note in-kind.
As of March 31, 2025, we were in material compliance with the covenants under our Term Loan Facility, VBC Growth SPV LLC promissory note (“VGS Promissory Note”), VBC Growth SPV 2, LLC unsecured promissory note (“VGS 2 Promissory Note”), VBC Growth SPV 3 LLC unsecured promissory note (“VGS 3 Promissory Note”), and VGS 4 Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility and unsecured promissory notes or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
Asset sale
On May 1, 2025, our subsidiary, P3 Health Partners-Florida, LLC (“P3 Florida”), entered into an asset purchase agreement with Invictus Equity Group, LLC (“Invictus”) for the purchase of assets previously held for sale. Pursuant to the
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 32

asset purchase agreement, P3 Florida sold to Invictus the assets, clinical and non-clinical, exclusively or primarily used by our MA-related business operated out of Clearwater, Florida, for a purchase price of approximately $0.1 million.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.5 million as of March 31, 2025. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of March 31, 2025.
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
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.
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
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 33

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
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(33,466)	$(20,030)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	30,657	11,401
Net change in cash	$(2,809)	$(8,629)
Operating Activities
Net cash used in operating activities was $33.5 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $20.0 million for the three months ended March 31, 2024. Significant changes impacting net cash used in operating activities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 were primarily due to changes in working capital.
Financing Activities
Net cash provided by financing activities was $30.7 million for the three months ended March 31, 2025, primarily consisting of proceeds from the borrowings on the VGS 4 Promissory Note and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $11.4 million for the three months ended March 31, 2024, consisting of proceeds from the issuance of the VGS 2 Promissory Note and short-term financing agreements for the funding of certain insurance policies.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. On an ongoing basis, we evaluate the continued appropriateness of our accounting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting estimates as disclosed in our 2024 Form 10-K.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 34

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 35

PART II
Item 1. Legal Proceedings.
The Company is a party to various claims, legal and regulatory proceedings, lawsuits and administrative actions arising in the ordinary course of business. The Company carries general and professional liability insurance coverage to mitigate the Company’s risk of potential loss in such cases. An accrual is established when a specific contingency is probable and estimable. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, net loss, or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.
Civil Investigative Demand
In June 2024, we received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) pursuant to the False Claims Act in the course of the government’s investigation concerning our arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of our broker programs and our arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as our arrangements with third parties relating to these programs. We are cooperating with the investigation and providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation. See “— We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.” in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.
Item 1A. Risk Factors.
You should carefully consider the risk factors included below and discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results.
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.
We are required to meet the continued listing requirements of the Nasdaq Capital Market and if we fail to satisfy such continued listing requirements, Nasdaq may delist our securities. On May 15, 2024, we received a deficiency letter (the “Deficiency Letter”) from the listing qualifications department of Nasdaq indicating that, for the prior thirty-one consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted an initial period of 180 calendar days, or until November 11, 2024, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule prior to this time.
On November 12, 2024, Nasdaq granted us an additional 180 calendar day period to regain compliance with the Bid Price Rule. On March 31, 2025, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a special meeting of stockholders. We effected a 1-for-50 reverse stock split (the "Reverse Stock Split") of our outstanding Class A common stock, $0.0001 par value per share, and Class V common stock, $0.0001 par value per share, that became effective on April 11, 2025. On April 29, 2025, we received a letter from the listing qualifications department of Nasdaq stating that we have regained compliance with the Bid Price Rule. However, there can be no assurance that the Reverse Stock Split will result in a sustained increase in the market price of our Class A common stock. In addition, it is possible that the reduced number of issued shares of Class A common stock resulting from the Reverse Stock Split could adversely affect the liquidity of our Class A common stock. There can also be no assurance that any actions that we take will be successful in preventing future non-compliance with the Bid Price Rule. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market or that we will be successful in appealing any delisting determination.
Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of our securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our Class A common stock. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 36

listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor confidence. There is no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the quarter ended March 31, 2025, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 37

Item 6. Exhibits

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	4/17/2025
3.3		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
10.1		Unsecured Promissory Note, dated February 13, 2025, by and between P3 Health Group, LLC and VBC Growth SPV 4, LLC.	8-K	001-40033	10.1	2/18/2025
10.2		Warrant Agreement, dated February 13, 2025, by and among P3 Health Group, LLC, P3 Health Partners Inc. and VBC Growth SPV 4, LLC.	8-K	001-40033	10.2	2/18/2025
10.3		Subordination Agreement, dated February 13, 2025, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 4, LLC.	8-K	001-40033	10.3	2/18/2025
10.4		Seventh Amendment to Term Loan Agreement, dated as of February 13, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	2/18/2025
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 38

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q1 2025 Form 10-Q | 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
Leif Pedersen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)