Form 10-Q
period 2025-06-30
P3 Health Partners Inc.
filed 2025-08-14
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-40033
P3 Health Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2992794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2370 Corporate Circle Suite 300 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)
(702) 910-3950
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PIII	The Nasdaq Stock Market LLC
Warrants exercisable for one share of Class A common stock	PIIIW	The Nasdaq Stock Market LLC
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

As of August 1, 2025, the registrant had 3,268,218 shares of Class A common stock, par value $0.0001 and 3,919,124 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, the anticipated closing of the asset sale discussed herein, future results of anticipated products and prospects, and our ability to maintain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 1

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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 2

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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$38,581	$38,816
Restricted cash	746	5,286
Health plan receivable, net of allowance for credit losses of $150	93,463	121,266
Clinic fees, insurance and other receivable	7,572	3,947
Prepaid expenses and other current assets	16,169	14,422
Assets held for sale	—	403
TOTAL CURRENT ASSETS	156,531	184,140
Property and equipment, net	4,687	5,734
Intangible assets, net	533,400	574,350
Other long-term assets	36,967	19,196
TOTAL ASSETS (1)	$731,585	$783,420
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,395	$8,442
Accrued expenses and other current liabilities	29,716	29,416
Accrued payroll	1,162	2,722
Health plan settlements payable	41,871	55,565
Claims payable	256,037	255,089
Premium deficiency reserve	54,439	67,368
Accrued interest	26,923	12,460
Current portion of long-term debt	80,000	65,000
Short-term debt	455	—
Liabilities held for sale	—	353
TOTAL CURRENT LIABILITIES	504,998	496,415
Operating lease liability	10,308	11,339
Warrant liabilities	4,988	10,312
Long-term debt, net	101,956	89,824
Other Long-Term Liabilities	22,157	26,001
TOTAL LIABILITIES (1)	644,407	633,891
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	42,719	73,593
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 3,268 and 3,257 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class V common stock, $0.0001 par value; 205,000 shares authorized; 3,919 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid in capital	588,494	579,129
Accumulated deficit	(544,035)	(503,193)
TOTAL STOCKHOLDERS’ EQUITY	44,459	75,936
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$731,585	$783,420
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $10.0 million and $9.3 million as of June 30, 2025 and December 31, 2024, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $6.5 million and $14.9 million as of June 30, 2025 and December 31, 2024, respectively. These VIE assets and liabilities do not include $48.3 million and $40.3 million of net amounts due to affiliates as of June 30, 2025 and December 31, 2024, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUE:
Capitated revenue	$351,724	$374,306	$721,241	$758,440
Other patient service revenue	4,064	4,851	7,772	9,205
TOTAL OPERATING REVENUE	355,788	379,157	729,013	767,645
OPERATING EXPENSE:
Medical expense	351,350	365,171	723,393	747,228
Premium deficiency reserve	(5,967)	(3,397)	(12,929)	(2,397)
Corporate, general and administrative expense	23,295	26,610	48,294	54,011
Sales and marketing expense	151	414	332	736
Depreciation and amortization	21,083	21,693	42,135	43,232
TOTAL OPERATING EXPENSE	389,912	410,491	801,225	842,810
OPERATING LOSS	(34,124)	(31,334)	(72,212)	(75,165)
OTHER INCOME (EXPENSE):
Interest expense, net	(10,145)	(5,436)	(18,870)	(9,692)
Mark-to-market of stock warrants	2,002	8,673	5,324	8,889
Other	583	291	901	628
TOTAL OTHER INCOME (EXPENSE)	(7,560)	3,528	(12,645)	(175)
LOSS BEFORE INCOME TAXES	(41,684)	(27,806)	(84,857)	(75,340)
INCOME TAX PROVISION	(1,981)	(968)	(3,054)	(3,040)
NET LOSS	(43,665)	(28,774)	(87,911)	(78,380)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(23,303)	(16,754)	(47,069)	(47,660)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(20,362)	$(12,020)	$(40,842)	$(30,720)

NET LOSS PER SHARE (Note 9):
Basic	$(6.23)	$(4.40)	$(12.52)	$(12.02)
Diluted	$(6.23)	$(7.37)	$(12.52)	$(15.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	3,267	2,732	3,263	2,556
Diluted	3,267	2,822	3,263	2,601

All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	2,331	$—	3,932	$—	$509,474	$(367,344)	$142,130
Exchanges of redeemable non-controlling interest for Class A common stock	—	2	—	(2)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	55	—	—	—	(73)	—	(73)
Equity-based compensation	—	—	—	—	—	1,449	—	1,449
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(1,211)	—	—	—	—	1,211	—	1,211
Net loss	(30,906)	—	—	—	—	—	(18,700)	(18,700)
STOCKHOLDERS’ EQUITY, March 31, 2024	$238,836	2,388	$—	3,930	$—	$532,640	$(386,044)	$146,596
Exchanges of redeemable non-controlling interest for Class A common stock	—	11	—	(11)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	4	—	—	—	(30)	—	(30)
Equity-based compensation	—	—	—	—	—	1,624	—	1,624
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(24,095)	—	—	—	—	24,095	—	24,095
Private placement, net of offering costs	—	832	—	—	—	6,575	—	6,575
Net loss	(16,754)	—	—	—	—	—	(12,020)	(12,020)
STOCKHOLDERS’ EQUITY, June 30, 2024	197,987	3,235	$—	3,919	$—	$564,904	$(398,064)	$166,840

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2024	$73,593	3,257	$—	3,919	$—	$579,129	$(503,193)	$75,936
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	6	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,808	—	1,808
Remeasurement adjustment to redeemable non-controlling interest from material ownership changes	8,002	—	—	—	—	(8,002)	—	(8,002)
Class A common stock warrants issued	—	—	—	—	—	13,988	—	13,988
Net loss	(23,766)	—	—	—	—	—	(20,480)	(20,480)
STOCKHOLDERS’ EQUITY, March 31, 2025	$57,829	3,263	$—	3,919	$—	$586,923	$(523,673)	$63,250
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	5	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,463	—	1,463
Remeasurement adjustment to redeemable non-controlling interest from material ownership changes	8,193	—	—	—	—	(8,193)	—	(8,193)
Class A common stock warrants issued	—	—	—	—	—	8,301	—	8,301
Net loss	(23,303)	—	—	—	—	—	(20,362)	(20,362)
STOCKHOLDERS’ EQUITY, June 30, 2025	$42,719	3,268	$—	3,919	$—	$588,494	$(544,035)	$44,459
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 7

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,911)	$(78,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,135	43,232
Equity-based compensation	3,271	3,073
Amortization of original issue discount and debt issuance costs	402	(91)
Mark-to-market adjustment of stock warrants	(5,324)	(8,889)
Premium deficiency reserve	(12,929)	(2,397)
Changes in operating assets and liabilities:
Health plan receivable	27,803	(34,762)
Clinic fees, insurance, and other receivable	(3,625)	775
Prepaid expenses and other current assets	(1,747)	(4,865)
Other long-term assets	(14,464)	60
Accounts payable, accrued expenses, and other current liabilities	6,200	30
Accrued payroll	(1,560)	238
Health plan settlements payable	(13,694)	(12,141)
Claims payable	948	55,752
Accrued interest	10,619	8,257
Operating lease liability	(223)	(164)
Net cash used in operating activities	(50,099)	(30,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sale	50	—
Net cash provided by investing activities	50	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	45,000	25,000
Payment of debt issuance costs	(181)	—
Proceeds from liability-classified warrants and private placement offering, net of offering costs paid	—	42,234
Proceeds from at-the-market sales, net of offering costs paid	—	33
Deferred offering costs paid	—	(455)
Payment of tax withholdings upon settlement of restricted stock unit awards	—	(103)
Repayment of short-term and long-term debt	(682)	(1,040)
Proceeds from short-term debt	1,137	1,871
Net cash provided by financing activities	45,274	67,540
Net change in cash and restricted cash	(4,775)	37,268
Cash and restricted cash, beginning of period	44,102	40,934
Cash and restricted cash, end of period	$39,327	$78,202
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q2 2025 Form 10-Q | 9

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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $43.7 million and $28.8 million for the three months ended June 30, 2025 and 2024, respectively, and $87.9 million and $78.4 million for the six months ended June 30, 2025 and 2024, respectively. Such losses were primarily the result of adverse claims experience, partly driven by general market conditions for MA plans.
As of June 30, 2025 and December 31, 2024, the Company had $38.6 million and $38.8 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company has a working capital deficit of $348.5 million as of June 30, 2025. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 10

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
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The condensed consolidated operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 11

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2024. No changes to significant accounting policies have occurred since December 31, 2024.
Revenue Recognition
The Company categorizes revenue based on various factors, such as the nature of contracts, as follows:

Revenue Type	Three Months Ended June 30, 2025	% of Total	Three Months Ended June 30, 2024	% of Total
	(dollars in thousands)
Capitated revenue	$351,724	98.9%	$374,306	98.7%
Other patient service revenue:
Clinical fees & insurance revenue	808	0.2	1,107	0.3
Care coordination / management fees	2,667	0.7	3,603	1.0
Incentive fees	589	0.2	141	0.0
Total other patient service revenue	4,064	1.1	4,851	1.3
Total revenue	$355,788	100.0%	$379,157	100.0%

Revenue Type	Six Months Ended June 30, 2025	% of Total	Six Months Ended June 30, 2024	% of Total
	(dollars in thousands)
Capitated revenue	$721,241	98.9%	$758,440	98.8%
Other patient service revenue:
Clinical fees & insurance revenue	1,800	0.3	3,052	0.4
Care coordination / management fees	5,362	0.7	5,993	0.8
Incentive fees	610	0.1	160	0.0
Total other patient service revenue	7,772	1.1	9,205	1.2
Total revenue	$729,013	100.0%	$767,645	100.0%
During each of the three months ended June 30, 2025 and 2024, four health plan customers each accounted for 10% or more of total revenue and collectively comprised 66% and 59% of the Company’s total revenue, respectively. During each of the six months ended June 30, 2025 and 2024, five and four health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 75% and 60% of the Company’s total revenue, respectively. Five and three health plan customers, respectively, each accounted for 10% or more of total health plan receivable as of June 30, 2025 and December 31, 2024, respectively.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 12

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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of June 30, 2025	$118	$—	$4,870	$4,988
Warrant liability as of December 31, 2024	$127	$—	$10,185	$10,312
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	June 30, 2025	December 31, 2024
Volatility	94.9%	91.7%
Risk-free interest rate	3.8%	4.4%
Exercise price	$25.45	$25.00
Expected term	5.8 Years	6.2 years
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 13

The exercise price for December 31, 2024 presented in the table above has been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning balance	$10,185	$29
Issuance of common warrants	—	33,259
Mark-to-market adjustment of stock warrants	(5,315)	(8,783)
Ending balance	$4,870	$24,505
The Company recorded gains of $2.0 million and $8.7 million from changes in the fair value of stock warrants for the three months ended June 30, 2025 and 2024, respectively, and gains of $5.3 million and $8.9 million from changes in the fair value of stock warrants for the six months ended June 30, 2025 and 2024, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Leasehold improvements	$2,375	$2,332
Furniture & fixtures	964	1,106
Computer equipment & software	7,054	7,060
Medical equipment	1,027	1,082
Software (development in process)	343	343
Vehicles	632	659
	12,395	12,582
Less: accumulated depreciation	(7,708)	(6,848)
Property and equipment, net	$4,687	$5,734
Total depreciation of property and equipment recognized on the condensed consolidated statements of operations was $0.6 million for each of the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 14

Assets Held for Sale
On November 30, 2024, the Company and certain of its subsidiaries (the “Sellers”) entered into an asset purchase agreement with certain entities affiliated with an entity in which Chicago Pacific Founders (“CPF”), the Company’s principal stockholder, has an ownership interest (the “Buyers”), which was amended on December 30, 2024, effective as of December 5, 2024 (as amended, the “Florida Asset Purchase Agreement”). Pursuant to the Florida Asset Purchase Agreement, the Sellers sold to the Buyers all of the assets, clinical and non-clinical, exclusively or primarily used by the Company’s MA-related business operated out of Eagle Park, Florida (the “Florida Assets”). On May 1, 2025, the Company’s subsidiary, P3 Health Partners-Florida, LLC (“P3 Florida”), entered into an asset purchase agreement with Invictus Equity Group, LLC (“Invictus”) for the purchase of the remaining assets previously held for sale. Pursuant to the asset purchase agreement, P3 Florida sold to Invictus the assets, clinical and non-clinical, exclusively or primarily used by the MA-related businesses operated out of Apollo Beach and Clearwater, Florida, for a purchase price of approximately $0.1 million. An immaterial loss on disposal was recognized and is included in other income (expenses) in the Company’s condensed consolidated statements of operations.
Net assets classified as held for sale for the Company’s remaining Florida operations are summarized as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Assets:
Property and equipment, net	$—	$571
Intangible assets, net	—	7,576
Other long-term assets	—	314
Accumulated impairment	—	(8,058)
Total assets	$—	$403
Liabilities:
Accrued expenses and other current liabilities	$—	$56
Operating lease liability	—	297
Total liabilities	$—	$353
Net assets	$—	$50
Note 7: Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	671,819	(240,156)	431,663	671,819	(206,951)	464,868
Trademarks	148,635	(53,703)	94,932	148,635	(46,427)	102,208
Payor contracts	4,700	(1,645)	3,055	4,700	(1,410)	3,290
Provider network	4,734	(1,684)	3,050	4,734	(1,450)	3,284
Total	$830,588	$(297,188)	$533,400	$830,588	$(256,238)	$574,350
Amortization of intangible assets was $20.5 million and $21.0 million during the three months ended June 30, 2025 and 2024, respectively, and $40.9 million and $42.1 million during the six months ended June 30, 2025 and 2024, respectively.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 15

Note 8: Debt
Long-term Debt
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$15,000	$15,000
Term loan facility, interest paid at 12.0%, due December 2025	65,000	65,000
VGS 1 promissory note, interest paid at 13.5%, due June 2028	38,057	38,057
VGS 2 promissory note, interest paid at 17.5%, due September 2027	25,375	25,375
VGS 3 promissory note, interest paid at 19.5%, due June 2028	25,375	25,375
VGS 4 promissory note, interest paid at 19.5%, due August 2028	30,450	—
VGS 5 promissory note, interest paid at 19.5%, due August 2028	16,050	—
Long-term debt, gross	215,307	168,807
Less: unamortized debt issuance costs and original issue discount	(33,351)	(13,983)
	181,956	154,824
Less: current portion of long-term debt	(80,000)	(65,000)
Long-term debt, net	$101,956	$89,824
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
The VGS 4 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. P3 LLC paid VGS 4 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 4 a back-end fee at the time the VGS 4 Promissory Note is redeemed as follows: (i) if paid prior to March 31, 2025, 2.25%; (ii) if paid after March 31, 2025 and on or before June 30, 2025, 4.50%; (iii) if paid after June 30, 2025 and on or before September 30, 2025, 6.75% and (iv) if paid after September 30, 2025, 9.00%. Total debt issuance costs and original issue discount incurred as part of this financing was $14.5 million, which included $14.0 million related to the fair value of the warrant. As of June 30, 2025, unamortized debt issuance costs and original issue discount of $14.4 million related to this financing.
VGS 4 Subordination Agreement
In connection with the transactions described above, P3 LLC entered into a subordination agreement, dated as of February 13, 2025 (the “VGS 4 Subordination Agreement”), by and among the Company, CRG Servicing LLC (“CRG”), as administrative agent under the Term Loan Facility, and VGS 4. Pursuant to the VGS 4 Subordination Agreement, VGS
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 16

4 agreed to subordinate its right of payment under the VGS 4 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The terms of the VGS 4 Subordination Agreement will effectively require P3 LLC to pay all interest under the VGS 4 Promissory Note in-kind.
Amendment to Term Loan Agreement and Consent
In connection with the transactions described above, P3 LLC entered into (1) the Seventh Amendment to Term Loan Agreement (the “Seventh Amendment”), dated as of February 13, 2025, by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent and (2) the Consent (the “Consent”), dated as of February 13, 2025, by and between P3 LLC, as borrower, and VBC Growth SPV, LLC (“VGS”), as holder. The Seventh Amendment and Consent collectively permit the issuance of the VGS 4 Promissory Note and the entry into the VGS 4 Subordination Agreement by P3 LLC.
VGS 5 Promissory Note
On May 29, 2025, P3 LLC entered into a related party financing transaction with VBC Growth SPV 5, LLC (“VGS 5”), consisting of the issuance by P3 LLC of (i) an unsecured promissory note (the “VGS 5 Promissory Note”) to VGS 5 and (ii) a warrant to purchase 1.4 million shares of the Company’s Class A common stock at an exercise price of $7.39 per share to VGS 5. The VGS 5 Promissory Note provides for funding of up to $70.0 million, available for draw by P3 LLC in three tranches, as follows: (i) a first tranche of $15.0 million which was drawn on May 29, 2025, (ii) a second tranche of up to $15.0 million available at the Company’s sole option in a single draw, on or prior to June 22, 2025, and (iii) a third tranche of $40.0 million available upon mutual agreement of P3 LLC and VGS 5 in one or more draws no later than December 31, 2025. The VGS 5 Promissory Note matures on August 13, 2028. Interest is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2025. P3 LLC may elect to pay either (1) 8.0% cash interest and 11.5% PIK interest, or (2) 19.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the VGS 5 Subordination Agreement (defined below), and if not so permitted, such interest shall accrue as PIK interest. Accrued PIK interest is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The VGS 5 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 5 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 5 Promissory Note).
On June 21, 2025, the Company delivered a request to VGS 5 for $15.0 million in funding related to the second tranche, in July 2025 VGS 5 funded $8.5 million with the additional $6.5 million funded on August 12, 2025.
The VGS 5 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. P3 LLC paid VGS 5 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 5 a back-end fee at the time the VGS 5 Promissory Note is redeemed as follows: (i) if paid prior to June 30, 2025, 2.25%; (ii) if repaid from July 1, 2025 through September 30, 2025, 4.50%; (iii) if paid after October 1, 2025 through December 31, 2025, 6.75% and (iv) if paid after December 31, 2025, 9.00%. Total debt issuance costs and original issue discount incurred as part of this financing was $9.4 million, which included $8.3 million related to the fair value of the warrant. As of June 30, 2025, unamortized debt issuance costs and original issue discount of $9.4 million related to this financing.
VGS 5 Subordination Agreement
In connection with the transactions described above, P3 LLC entered into a subordination agreement, dated as of May 29, 2025 (the “VGS 5 Subordination Agreement”), with CRG as administrative agent under the Term Loan Facility, and VGS 5. Pursuant to the VGS 5 Subordination Agreement, VGS 5 agreed to subordinate its right of payment under the VGS 5 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The terms of the VGS 5 Subordination Agreement will effectively require P3 LLC to pay all interest under the VGS 5 Promissory Note in-kind.
Amendment to Term Loan Agreement and Consent
In connection with the transactions described above, on May 29, 2025, P3 LLC entered into the Ninth Amendment to the Term Loan Agreement (the “Ninth Amendment”), by and among P3 LLC, as borrower, the subsidiary guarantors
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 17

party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent. The Ninth Amendment permits the issuance of the VGS 5 Promissory Note and the entry into the VGS 5 Subordination Agreement.

Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(20,362)	$(12,020)	$(40,842)	$(30,720)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(20,362)	$(12,020)	$(40,842)	$(30,720)
Effective of dilutive securities:
Liability-classified warrants	—	(8,779)	—	(8,779)
Net loss attributable to Class A common stockholders–diluted	$(20,362)	$(20,799)	$(40,842)	$(39,499)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	3,267	2,732	3,263	2,556
Net loss per share attributable to Class A common stockholders–basic	$(6.23)	$(4.40)	$(12.52)	$(12.02)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	3,267	2,732	3,263	2,556
Weighted average effect of dilutive securities:
Liability-classified warrants	—	90	—	45
Weighted average shares outstanding–diluted	3,267	2,822	3,263	2,601
Net loss per share attributable to Class A common stockholders–diluted	$(6.23)	$(7.37)	$(12.52)	$(15.19)
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 18

diluted net loss per share for the periods presented because their effect would have been anti-dilutive, adjusted for the reverse stock split as noted above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock warrants (1)	7,789	2,154	7,789	2,154
Stock options (1)	430	430	430	430
Restricted stock units (1)	141	178	141	178
Shares of Class V common stock (2)	3,919	3,919	3,919	3,919
Total	12,279	6,681	12,279	6,681
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
The ownership of the Common Units is summarized as follows:

	June 30, 2025		December 31, 2024
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	3,268	45.5%	3,257	45.4%
Non-controlling interest holders’ ownership of Common Units	3,919	54.5	3,919	54.6
Total Common Units	7,187	100.0%	7,176	100.0%
All periods presented in the table above have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
During the six months ended June 30, 2024, the Company issued an aggregate of 12,247 shares of Class A common stock to P3 LLC members, as adjusted for the reverse stock split, in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Company Agreement (the “P3 LLC A&R LLC Agreement”). No similar exchanges or redemptions occurred during the six months ended June 30, 2025.
As of June 30, 2025 and 2024, there was no fair value adjustment to redeemable non-controlling interest recorded as the fair value of redeemable non-controlling interest was greater than the carrying value.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 19

Note 11: Segment Reporting
The Company’s operations are organized under one reportable segment. The following tables present information about the Company’s reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating revenue	$355,788	$379,157	$729,013	$767,645
Less:
Medical claims expense	(321,109)	(333,217)	(673,426)	(680,799)
Other medical expense(1)	(30,241)	(31,954)	(49,967)	(66,429)
Depreciation and amortization	(21,083)	(21,693)	(42,135)	(43,232)
Other segment items(2)	(15,352)	(15,095)	(30,252)	(43,656)
Interest expense, net	(10,145)	(5,436)	(18,870)	(9,692)
Interest income	458	432	780	823
Loss before income taxes	(41,684)	(27,806)	(84,857)	(75,340)
Income tax provision	(1,981)	(968)	(3,054)	(3,040)
Net loss	$(43,665)	$(28,774)	$(87,911)	$(78,380)

	June 30, 2025	December 31, 2024
	(in thousands)
Segment assets	$93,463	$121,266
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 20

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

	June 30, 2025	December 31, 2024
	(in thousands)
ASSETS
Cash	$4,561	$5,216
Clinic fees, insurance and other receivable	2,851	2,440
Prepaid expenses and other current assets	468	447
Property and equipment, net	32	37
Other long-term assets	2,069	1,116
TOTAL ASSETS	$9,981	$9,256
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$311	$4,521
Accrued expenses and other current liabilities	1,074	677
Accrued payroll	564	3,795
Claims payable	3,691	5,004
Other long-term liabilities	835	919
Due to consolidated entities of P3	48,265	40,264
TOTAL LIABILITIES	54,740	55,180
MEMBERS’ DEFICIT	(44,759)	(45,924)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$9,981	$9,256
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 21

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$5,395	$9,354	$13,554	$19,118
Expense	4,525	9,803	12,679	19,700
Net income (loss)	$870	$(449)	$875	$(582)
Note 14: Related Parties
Chicago Pacific Founders (“CPF”), a principal equity holder of the Company, has an equity investment in Allymar Health Solutions ("Allymar") and Nevada Behavioral Health Systems ("NBHS").
Allymar Health Solutions
The Company has a master services agreement in place with Allymar whereby Allymar provides support services and tools for the Company and its contracted providers in arranging for or delivering services to its members. The Company recorded Allymar service expenses of $0.7 million for the three months ended June 30, 2025 and $1.4 million for the six months ended June 30, 2025, which are included in medical expenses in the condensed consolidated statements of operations. There were no service expenses for the same periods in 2024. The Company recorded accrued expenses of $4.1 million and $2.7 million as of June 30, 2025 and December 31, 2024, respectively. There was no accounts payable as of June 30, 2025 and December 31, 2024.
Nevada Behavioral Health Systems
The Company has a managed behavioral health agreement in place with NBHS whereby NBHS is delegated to provide or arrange for the provision of all behavioral health services needed for the Company’s fully delegated members in the Nevada market. The Company recorded NBHS service expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, which are included in medical expenses in the condensed consolidated statements of operations. An immaterial amount of service expense was recorded for the three and six months ended June 30, 2025. There were no accounts payable or accrued expenses recorded as of June 30, 2025 and December 31, 2024.
Note 15: Income Taxes
The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants. During the three and six months ended June 30, 2025, the Company’s tax rate was impacted by the valuation allowance placed on deferred tax assets in prior periods and state taxes.
Note 16: Subsequent Events
In connection with the VGS 5 Promissory Note, the second tranche was fully funded as of August 14, 2025. Refer to Note 8 “Debt” for additional information.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 22

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
We operate in the $1,030 billion Medicare market, which covers more than 69 million eligible lives as of April 2025. Our core focus is the MA market, which makes up approximately 54% of the overall Medicare market, or nearly 33 million Medicare eligible lives in 2024. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Under this capitated contract structure, we are generally responsible for all members’ medical costs across the care continuum, including, but not limited to emergency room and hospital visits, post-acute care admissions, prescription drugs, specialist physician spend, and primary care spend. Keeping members healthy is our primary objective. When they need medical care, delivery of the right care in the right setting can greatly impact outcomes. When our members need care outside of our network of PCPs, we utilize a number of tools including network management, utilization management, and claims processing to ensure that the appropriate quality care is provided.
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,800 physicians, in 24 markets (counties) across four states in over eight full years of operations as of June 30, 2025. As of June 30, 2025, our PCP network served approximately 114,100 at-risk members.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 23

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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 24

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
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through June 30, 2025, we experienced a 92% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 90% of our total operating expense for the six months ended June 30, 2025. We manage our medical costs by improving our members’ access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
Achieving Operating Efficiencies
As a result of our affiliate model and ability to leverage our existing local and national infrastructure, we aim to generate operating efficiencies at both the market and enterprise level. Our local corporate, general and administrative expense, which includes our local leadership, care management teams and other operating costs to support our markets, is
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 25

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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 26

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
The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(43,665)	$(28,774)	$(87,911)	$(78,380)
Interest expense, net	10,145	5,436	18,870	9,692
Depreciation and amortization	21,083	21,693	42,135	43,232
Income tax provision	1,981	968	3,054	3,040
Mark-to-market of stock warrants	(2,002)	(8,673)	(5,324)	(8,889)
Premium deficiency reserve	(5,967)	(3,397)	(12,929)	(2,397)
Equity-based compensation	1,463	1,624	3,271	3,073
Other(1)	(148)	2,276	(466)	2,012
Adjusted EBITDA loss	$(17,110)	$(8,847)	$(39,300)	$(28,617)
_____________________________________________
(1)Other during the three and six months ended June 30, 2025 consisted of (i) interest income partially offset by (ii) severance expense in connection with reorganization of workforce and (iii) legal settlements and valuation allowance on our notes receivable. Other during the three and six months ended June 30, 2024 consisted of (i) interest income partially offset by (ii) severance and related expense in connection with our chief executive officer transition and (iii) legal settlements and valuation allowance on our notes receivable.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 27

The following table presents our medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Capitated revenue	$351,724	$374,306	$721,241	$758,440
Less: medical claims expense	(321,109)	(333,217)	(673,426)	(680,799)
Medical margin	$30,615	$41,089	$47,815	$77,641
The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$4,438	$13,986	$5,620	$20,417
Other patient service revenue	(4,064)	(4,851)	(7,772)	(9,205)
Other medical expense	30,241	31,954	49,967	66,429
Medical margin	$30,615	$41,089	$47,815	$77,641
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
The following table presents our gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total operating revenue	$355,788	$379,157	$729,013	$767,645
Less: medical claims expense	(321,109)	(333,217)	(673,426)	(680,799)
Less: other medical expense	(30,241)	(31,954)	(49,967)	(66,429)
Gross profit	$4,438	$13,986	$5,620	$20,417
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 114,100 and 128,100 at-risk members as of June 30, 2025 and 2024, respectively.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 28

Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,800 and 2,900 primary care physicians as of June 30, 2025 and 2024, respectively.
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
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Platform support costs	$18,034	$20,188	$37,055	$41,460
% of total operating revenue	5.1%	5.3%	5.1%	5.4%
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 29

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
Depreciation and amortization expense. Depreciation expense is associated with our property and equipment, including leasehold improvements, computer equipment and software, furniture and fixtures, medical equipment, and internally developed software. Amortization expense is associated with definite lived intangible assets, including trademarks and tradenames, customer contracts, provider network agreements, and payor contracts.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 30

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended June 30, 2025	% of Revenue	Three Months Ended June 30, 2024	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$351,724	99%	$374,306	99%
Other patient service revenue	4,064	1	4,851	1
Total operating revenue	355,788	100	379,157	100
Operating expense:
Medical expense	351,350	99	365,171	96
Premium deficiency reserve	(5,967)	(2)	(3,397)	(1)
Corporate, general and administrative expense	23,295	7	26,610	7
Sales and marketing expense	151	0	414	0
Depreciation and amortization	21,083	6	21,693	6
Total operating expense	389,912	110	410,491	108
Operating loss	(34,124)	(10)	(31,334)	(8)
Other (expense) income:
Interest expense, net	(10,145)	(3)	(5,436)	(1)
Mark-to-market of stock warrants	2,002	1	8,673	2
Other	583	0	291	—
Total other income (expense)	(7,560)	(2)	3,528	1
Loss before income taxes	(41,684)	(12)	(27,806)	(7)
Income tax provision	(1,981)	(1)	(968)	—
Net loss	(43,665)	(13)	(28,774)	(7)
Net loss attributable to redeemable non-controlling interest	(23,303)	(7)	(16,754)	(4)
Net loss attributable to controlling interest	$(20,362)	(6)%	$(12,020)	(3)%
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 31

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Six Months Ended June 30, 2025	% of Revenue	Six Months Ended June 30, 2024	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$721,241	99%	$758,440	99%
Other patient service revenue	7,772	1	9,205	1
Total operating revenue	729,013	100	767,645	100
Operating expense:
Medical expense	723,393	99	747,228	97
Premium deficiency reserve	(12,929)	(2)	(2,397)	0
Corporate, general and administrative expense	48,294	7	54,011	7
Sales and marketing expense	332	0	736	0
Depreciation and amortization	42,135	6	43,232	6
Total operating expense	801,225	110	842,810	110
Operating loss	(72,212)	(10)	(75,165)	(10)
Other (expense) income:
Interest expense, net	(18,870)	(3)	(9,692)	(1)
Mark-to-market of stock warrants	5,324	1	8,889	1
Other	901	0	628	0
Total other income (expense)	(12,645)	(2)	(175)	—
Loss before income taxes	(84,857)	(12)	(75,340)	(10)
Income tax provision	(3,054)	(0)	(3,040)	(0)
Net loss	(87,911)	(12)	(78,380)	(10)
Net loss attributable to redeemable non-controlling interest	(47,069)	(6)	(47,660)	(6)
Net loss attributable to controlling interest	$(40,842)	(6)%	$(30,720)	(4)%
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Capitated revenue	$351,724	$374,306	$(22,582)	(6)%
Other patient service revenue	4,064	4,851	(787)	(16)%
Total operating revenue	$355,788	$379,157	$(23,369)	(6)%
Capitated revenue was $351.7 million for the three months ended June 30, 2025, a decrease of $22.6 million, or 6%, compared to $374.3 million for the three months ended June 30, 2024. This decrease was primarily driven by a 11% decrease in the total number of at-risk members from 128,100 at June 30, 2024 to 114,100 at June 30, 2025 driven by the strategic termination of underperforming payor contracts and affiliate providers in the current year. Capitated revenue was approximately 99% of total operating revenue for each of the three months ended June 30, 2025 and 2024.
Other patient service revenue was $4.1 million for the three months ended June 30, 2025, a decrease of $0.8 million, or 16%, compared to $4.9 million for the three months ended June 30, 2024. Other patient service revenue was approximately 1% of total operating revenue for each of the three months ended June 30, 2025 and 2024.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 32

Medical Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Medical expense	$351,350	$365,171	$(13,821)	(4)%
Medical expense was $351.4 million for the three months ended June 30, 2025, a decrease of $13.8 million, or 4%, compared to $365.2 million for the three months ended June 30, 2024. The decrease was driven primarily by a decrease in the total number of at-risk members year-over-year resulting in part from termination of two health plans.
Premium Deficiency Reserve

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(5,967)	$(3,397)	$(2,570)	76%
Premium deficiency reserve was a benefit of $6.0 million for the three months ended June 30, 2025, an increase of $2.6 million, or 76%, compared to a benefit of $3.4 million for the three months ended June 30, 2024. The change was due to management’s assessment of the profitability of contracts, wherein increased medical expense is expected to increase our future losses.
Corporate, General and Administrative Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$23,295	$26,610	$(3,315)	(12)%
Corporate, general and administrative expense was $23.3 million for the three months ended June 30, 2025, a decrease of $3.3 million, or 12%, compared to $26.6 million for the three months ended June 30, 2024. The decrease was primarily driven by a decrease in salary and related expense resulting from a reduction in head count and sale of the Company’s Florida operations.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Capitated revenue	$721,241	$758,440	$(37,199)	(5)%
Other patient service revenue	7,772	9,205	(1,433)	(16)%
Total operating revenue	$729,013	$767,645	$(38,632)	(5)%
Capitated revenue was $721.2 million for the six months ended June 30, 2025, a decrease of $37.2 million, or 5%, compared to $758.4 million for the six months ended June 30, 2024. This decrease was primarily driven by an 11% decrease in the total number of at-risk members from 128,100 at June 30, 2024 to 114,100 at June 30, 2025, which was primarily due to the strategic termination of underperforming payor contracts and affiliate providers in the current year. Capitated revenue was approximately 99% of total operating revenue for each of the six months ended June 30, 2025 and 2024.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 33

Other patient service revenue was $7.8 million for the six months ended June 30, 2025, a decrease of $1.4 million, or 16%, compared to $9.2 million for the six months ended June 30, 2024. Other patient service revenue was approximately 1% of total operating revenue for each of the six months ended June 30, 2025 and 2024.
Medical Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Medical expense	$723,393	$747,228	$(23,835)	(3)%
Medical expense was $723.4 million for the six months ended June 30, 2025, a decrease of $23.8 million, or 3%, compared to $747.2 million for the six months ended June 30, 2024. The decrease was driven by a decrease in the total number of at-risk members year-over-year resulting in part from termination of two health plans.
Premium Deficiency Reserve

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(12,929)	$(2,397)	$(10,532)	439%
Premium deficiency reserve was a benefit of $12.9 million for the six months ended June 30, 2025, an increase of $10.5 million, or 439%, compared to a benefit of $2.4 million for the six months ended June 30, 2024. The change was due to management’s assessment of the profitability of contracts, wherein increased medical expense is expected to increase our future losses.
Corporate, General and Administrative Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$48,294	$54,011	$(5,717)	(11)%
Corporate, general and administrative expense was $48.3 million for the six months ended June 30, 2025, a decrease of $5.7 million, or 11%, compared to $54.0 million for the six months ended June 30, 2024. The decrease was primarily driven by a decrease in salary and related expense resulting from a reduction in head count and sale of the Company’s Florida operations.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, and
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 34

borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of June 30, 2025, we had $38.6 million of unrestricted cash and cash equivalents available to fund future operations.
We have experienced losses since our inception, and net losses of $43.7 million and $87.9 million for the three and six months ended June 30, 2025, respectively. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital and refinance our indebtedness as it matures. We may need to raise additional capital through a combination of debt and/or equity financing and to the extent we are unsuccessful at doing so, we may need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
VGS 4 Promissory Note
On February 13, 2025, we entered into a financing transaction with VBC Growth SPV 4, LLC (“VGS 4”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 4 Promissory Note”) to VGS 4 and the entry into a warrant agreement and the VGS 4 Subordination Agreement (defined below). The VGS 4 Promissory Note provides for funding of up to $30.0 million, available for us to draw in (i) a first tranche of $15.0 million, which was drawn on February 18, 2025, and (ii) a second tranche of up to $15.0 million which was drawn on March 14, 2025. In addition, we paid VGS 4 an up-front fee of 1.5% of $30.0 million, the maximum draw amount, in-kind. The VGS 4 Promissory Note matures on August 13, 2028. Interest on the VGS 4 Promissory Note is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. We may elect to pay interest 11.5% in-kind and 8.0% in cash, but if the terms of the VGS 4 Subordination Agreement do not permit us to pay interest in cash, interest will be paid entirely in-kind.
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
The VGS 4 Promissory Note restricts our ability to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under the certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In addition, we will pay VBC 4 a back-end fee at the time the loans issued under the VGS 4 Promissory Note are repaid as follows: (i) if repaid prior to March 31, 2025, 2.25% of the aggregate principal amount of the loans advanced to us on or prior to such date; (ii) if repaid from April 1, 2025 through June 30, 2025, 4.5% of the aggregate principal amount of the loans advanced to us on or prior to such date; (iii) if repaid from July 1, 2025 through September 30, 2025, 6.75% of the aggregate principal amount of the loans advanced to us on or prior to such date; and (iv) if repaid on October 1, 2025 or later, 9.0% of the aggregate principal amount of the loans advanced to us on or prior to such date.
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
VGS 5 Promissory Note
On May 29, 2025, we entered into a financing transaction with VBC Growth SPV 5, LLC (“VGS 5”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 5 Promissory Note”) to VGS 5 and the entry into a warrant agreement and the VGS 5 Subordination Agreement (defined below). The VGS 5 Promissory Note provides for funding of up to $70.0 million, available for us to draw in three tranches, as follows: (i) a first tranche of $15.0 million which was drawn on May 29, 2025, (ii) a second tranche of up to $15.0 million available at the Company’s sole option in a single draw, on or prior to June 22, 2025, and (iii) a third tranche of $40.0 million available upon mutual agreement of P3 LLC and VGS 5 in one or more draws no later than December 31, 2025. The VGS 5 Promissory Note matures on August 13, 2028. Interest on the VGS 5 Promissory Note is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2025. We may elect to pay interest 11.5% in-kind and 8.0% in cash, but if the terms of the VGS 5 Subordination Agreement do not permit us to pay interest in cash, interest will be paid entirely in-kind.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 35

On June 21, 2025, we delivered a request to VGS 5 for $15.0 million in funding related to the second tranche, in July 2025 VGS 5 funded $8.5 million with the additional $6.5 million funded on August 12, 2025.
The VGS 5 Promissory Note may be prepaid, at our option, either in whole or in part, without penalty or premium, at any time and from time to time, subject to the payment of the back-end fee described below; provided that prepayments must be in increments of at least $3.5 million. The VGS 5 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 5 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 5 Promissory Note).
The VGS 5 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under certain default provisions in the agreement, or in the event a mandatory prepayment event occurs.
In addition, we will pay VGS 5 a back-end fee at the time the VGS 5 Promissory Note is redeemed as follows: (i) if paid prior to June 30, 2025, 2.25%; (ii) if repaid from July 1, 2025 through September 30, 2025, 4.50%; (iii) if paid after October 1, 2025 through December 31, 2025, 6.75% and (iv) if paid after December 31, 2025, 9.00%.
In connection with the issuance of the VGS 5 Promissory Note, we entered into a subordination agreement, dated as of May 29, 2025 (the “VGS 5 Subordination Agreement”), with VGS 5 which subordinates VGS 5’s right of payment under the VGS 5 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the VGS 5 Subordination Agreement, we will be effectively required to pay all interest under the VGS 5 Promissory Note in-kind.
As of June 30, 2025, we were in material compliance with the covenants under our Term Loan Facility, VBC Growth SPV LLC promissory note (“VGS Promissory Note”), VBC Growth SPV 2, LLC unsecured promissory note (“VGS 2 Promissory Note”), VBC Growth SPV 3 LLC unsecured promissory note (“VGS 3 Promissory Note”), VGS 4 Promissory Note, and VGS 5 Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility and unsecured promissory notes or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
Asset sale
On May 1, 2025, our subsidiary, P3 Health Partners-Florida, LLC (“P3 Florida”), entered into an asset purchase agreement with Invictus Equity Group, LLC (“Invictus”) for the purchase of the remaining assets previously held for sale. Pursuant to the asset purchase agreement, P3 Florida sold to Invictus the assets, clinical and non-clinical, exclusively or primarily used by our MA-related businesses operated out of Apollo Beach and Clearwater, Florida, for a purchase price of approximately $0.1 million.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 36

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.5 million as of June 30, 2025. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of June 30, 2025.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 37

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(50,099)	$(30,272)
Net cash provided by investing activities	50	—
Net cash provided by financing activities	45,274	67,540
Net change in cash and restricted cash	$(4,775)	$37,268
Operating Activities
Net cash used in operating activities was $50.1 million for the six months ended June 30, 2025, compared to net cash used in operating activities of $30.3 million for the six months ended June 30, 2024. Significant changes impacting net cash used in operating activities during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were primarily due to changes in working capital and an increase in net loss.
Investing Activities
Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2025, consisting of proceeds from the sale of the remaining Florida assets. Net cash used in investing activities was zero for the six months ended June 30, 2024.
Financing Activities
Net cash provided by financing activities was $45.3 million for the six months ended June 30, 2025, primarily consisting of proceeds from the borrowings on the VGS 4 Promissory Note, VGS 5 Promissory Note, and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $67.5 million for the six months ended June 30, 2024, consisting of proceeds from the sale of Class A common stock and warrants in May 2024 (the “May 2024 Private Placement”) with aggregate proceeds of $39.8 million, net of $2.4 million in offering costs, borrowings on the VGS 2 Promissory Note and short-term financing agreements for the funding of certain insurance policies.
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
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 38

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 39

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
Item 1A. Risk Factors.
You should carefully consider the risk factors included below and discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our 2024 Form 10-K

If our affiliated physician groups and Restricted Knox-Keene licensed health plans are not able to satisfy California regulations related to financial solvency and operational performance, they could become subject to sanctions, and their ability to do business in California could be limited or terminated.
The California Department of Managed Health Care (“DMHC”) has instituted regulations intended to provide a formal mechanism for monitoring the financial solvency and operational performance of risk bearing organizations (including capitated physician groups) and Restricted Knox-Keene licensed health plans in California. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:
•Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and
•Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations, documentation, and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, and (ii) had maintained compliance with minimum “cash-to-claims ratio,” tangible net equity, and positive working capital requirements.
In the event that a physician group is not in compliance with any of the above criteria, it would be required to describe in a report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring it into compliance. Under such regulations, the DMHC can also make some of the information in the reports public, including, but not limited to, whether or not a particular physician organization met each criteria.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 40

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the quarter ended June 30, 2025, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 41

Item 6. Exhibits.

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	4/17/2025
3.3		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
10.1		Unsecured Promissory Note, dated May 29, 2025, by and between P3 Health Group, LLC and VBC Growth SPV 5, LLC.	8-K	001-40033	10.1	6/3/2025
10.2		Warrant Agreement, dated May 29, 2025, by and among P3 Health Group, LLC, P3 Health Partners Inc. and VBC Growth SPV 5, LLC.	8-K	001-40033	10.2	6/3/2025
10.3		Subordination Agreement, dated May 29, 2025, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 5, LLC.	8-K	001-40033	10.3	6/3/2025
10.4		Ninth Amendment to Term Loan Agreement, dated as of May 29, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	6/3/2025
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 42

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q2 2025 Form 10-Q | 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
Leif Pedersen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)