Form 10-Q
period 2025-09-30
P3 Health Partners Inc.
filed 2025-11-14
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, the registrant had 3,286,465 shares of Class A common stock, par value $0.0001 and 3,919,124 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, our ability to maintain compliance with California regulations related to financial solvency and operational performance, and our ability to maintain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 1

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
•Foresight Sponsor Group, LLC and its affiliates and representatives, non-employee directors and other non-employee stockholders are not limited in their ability to compete with us, and the corporate opportunity provisions in our certificate of incorporation could enable such persons to benefit from corporate opportunities that might otherwise be available to us, which presents potential conflicts of interest.
•Failure to satisfy California regulations related to financial solvency and operational performance could result in our affiliated physician groups and Restricted Knox-Keene licensed health plans becoming subject to sanctions, and their ability to do business in California could be limited or terminated.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 2

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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$37,714	$38,816
Restricted cash	748	5,286
Health plan receivable, net of allowance for credit losses of $150	82,024	121,266
Clinic fees, insurance and other receivable	3,738	3,947
Prepaid expenses and other current assets	11,407	14,422
Assets held for sale	—	403
TOTAL CURRENT ASSETS	135,631	184,140
Property and equipment, net	3,902	5,734
Intangible assets, net	512,912	574,350
Other long-term assets	31,119	19,196
TOTAL ASSETS (1)	$683,564	$783,420
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,929	$8,442
Accrued expenses and other current liabilities	35,832	29,416
Accrued payroll	1,349	2,722
Health plan settlements payable	53,480	55,565
Claims payable	253,664	255,089
Premium deficiency reserve	30,703	67,368
Accrued interest	271	2,305
Current portion of long-term debt	38,612	75,155
Short-term debt	114	—
Liabilities held for sale	—	353
TOTAL CURRENT LIABILITIES	423,954	496,415
Operating lease liability	12,053	11,339
Warrant liabilities	7,528	10,312
Long-term debt, net	214,183	108,907
Other long-term liabilities	6,918	6,918
TOTAL LIABILITIES (1)	664,636	633,891
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	37,614	73,593
STOCKHOLDERS’ (DEFICIT) EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 3,268 and 3,257 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class V common stock, $0.0001 par value; 205,000 shares authorized; 3,919 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid in capital	556,936	579,129
Accumulated deficit	(575,622)	(503,193)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(18,686)	75,936
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$683,564	$783,420
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $12.0 million and $9.3 million as of September 30, 2025 and December 31, 2024, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $6.9 million and $14.9 million as of September 30, 2025 and December 31, 2024, respectively. These VIE assets and liabilities do not include $49.7 million and $40.3 million of net amounts due to affiliates as of September 30, 2025 and December 31, 2024, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUE:
Capitated revenue	$341,555	$357,706	$1,062,796	$1,116,146
Other patient service revenue	3,698	4,418	11,470	13,623
TOTAL OPERATING REVENUE	345,253	362,124	1,074,266	1,129,769
OPERATING EXPENSE:
Medical expense	369,789	401,920	1,093,182	1,149,148
Premium deficiency reserve	(23,736)	18,168	(36,665)	15,771
Corporate, general and administrative expense	22,139	27,219	70,433	81,230
Sales and marketing expense	251	134	583	870
Depreciation and amortization	21,033	21,673	63,168	64,905
TOTAL OPERATING EXPENSE	389,476	469,114	1,190,701	1,311,924
OPERATING LOSS	(44,223)	(106,990)	(116,435)	(182,155)
OTHER INCOME (EXPENSE):
Interest expense, net	(20,527)	(5,647)	(39,397)	(15,339)
Mark-to-market of stock warrants	(2,540)	5,737	2,784	14,626
Other	(2,160)	445	(1,259)	1,073
TOTAL OTHER INCOME (EXPENSE)	(25,227)	535	(37,872)	360
LOSS BEFORE INCOME TAXES	(69,450)	(106,455)	(154,307)	(181,795)
INCOME TAX BENEFIT (PROVISION)	(11)	3,605	(3,065)	565
NET LOSS	(69,461)	(102,850)	(157,372)	(181,230)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(37,874)	(56,338)	(84,943)	(103,998)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(31,587)	$(46,512)	$(72,429)	$(77,232)

NET LOSS PER SHARE (Note 9):
Basic	$(9.67)	$(14.36)	$(22.18)	$(12.02)
Diluted	$(9.67)	$(15.70)	$(22.18)	$(32.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	3,268	3,238	3,265	2,786
Diluted	3,268	3,294	3,265	2,835

All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	2,331	$—	3,932	$—	$509,474	$(367,344)	$142,130
Exchanges of redeemable non-controlling interest for Class A common stock	—	2	—	(2)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	55	—	—	—	(73)	—	(73)
Equity-based compensation	—	—	—	—	—	1,449	—	1,449
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(1,211)	—	—	—	—	1,211	—	1,211
Net loss	(30,906)	—	—	—	—	—	(18,700)	(18,700)
STOCKHOLDERS’ EQUITY, March 31, 2024	$238,836	2,388	$—	3,930	$—	$532,640	$(386,044)	$146,596
Exchanges of redeemable non-controlling interest for Class A common stock	—	11	—	(11)	—	—	—	—
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	4	—	—	—	(30)	—	(30)
Equity-based compensation	—	—	—	—	—	1,624	—	1,624
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(24,095)	—	—	—	—	24,095	—	24,095
Private placement, net of offering costs	—	832	—	—	—	6,575	—	6,575
Net loss	(16,754)	—	—	—	—	—	(12,020)	(12,020)
STOCKHOLDERS’ EQUITY, June 30, 2024	197,987	3,235	$—	3,919	$—	$564,904	$(398,064)	$166,840
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	4	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,958	—	1,958
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	1,748	—	—	—	—	(1,748)	—	(1,748)
Private placement, net of offering costs	—	—	—	—	—	(24)	—	(24)
Net loss	(56,338)	—	—	—	—	—	(46,512)	(46,512)
STOCKHOLDERS’ EQUITY, September 30, 2024	$143,397	3,239	$—	3,919	$—	$565,090	$(444,576)	$120,514
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 7

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2024	$73,593	3,257	$—	3,919	$—	$579,129	$(503,193)	$75,936
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	6	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,808	—	1,808
Remeasurement adjustment to redeemable non-controlling interest from material ownership changes	8,002	—	—	—	—	(8,002)	—	(8,002)
Class A common stock warrants issued	—	—	—	—	—	13,988	—	13,988
Net loss	(23,766)	—	—	—	—	—	(20,480)	(20,480)
STOCKHOLDERS’ EQUITY, March 31, 2025	$57,829	3,263	$—	3,919	$—	$586,923	$(523,673)	$63,250
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	5	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,463	—	1,463
Remeasurement adjustment to redeemable non-controlling interest from material ownership changes	8,193	—	—	—	—	(8,193)	—	(8,193)
Class A common stock warrants issued	—	—	—	—	—	8,301	—	8,301
Net loss	(23,303)	—	—	—	—	—	(20,362)	(20,362)
STOCKHOLDERS’ EQUITY, June 30, 2025	$42,719	3,268	$—	3,919	$—	$588,494	$(544,035)	$44,459
Equity-based compensation	—	—	—	—	—	1,211	—	1,211
Fair value adjustments to redeemable non-controlling interest	27,954	—	—	—	—	(27,954)	—	(27,954)
Remeasurement adjustment to redeemable non-controlling interest from material ownership changes	4,815	—	—	—	—	(4,815)	—	(4,815)
Net loss	(37,874)	—	—	—	—	—	(31,587)	(31,587)
STOCKHOLDERS’ DEFICIT, September 30, 2025	$37,614	3,268	$—	3,919	$—	$556,936	$(575,622)	$(18,686)
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,372)	$(181,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,168	64,905
Premium deficiency reserve	(36,665)	15,771
Paid in-kind interest expense	19,813	12,281
Amortization of original issue discount and debt issuance costs	11,383	13
Equity-based compensation	4,482	5,031
Mark-to-market adjustment of stock warrants	(2,784)	(14,626)
Loss on asset sale and disposal	340	—
Gain on write off of contingent consideration	—	(4,907)
Changes in operating assets and liabilities:
Health plan receivable	39,242	(4,828)
Clinic fees, insurance, and other receivable	209	445
Prepaid expenses and other current assets	3,015	(7,402)
Other long-term assets	(12,274)	(2)
Accounts payable, accrued expenses, and other current liabilities	7,786	1,780
Accrued payroll	(1,373)	903
Health plan settlements payable	(2,085)	6,177
Claims payable	(1,425)	52,727
Accrued interest	(2,034)	—
Operating lease liability	1,063	72
Net cash used in operating activities	(65,511)	(52,890)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119)	—
Purchase price received in advance of asset sale	—	15,000
Proceeds from asset sale	50	—
Net cash (used in) provided by investing activities	(69)	15,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	60,000	25,000
Proceeds from short-term debt	1,137	1,871
Repayment of short-term and long-term debt	(1,023)	(1,663)
Payment of debt issuance costs	(174)	(100)
Proceeds from liability-classified warrants and private placement offering, net of offering costs paid	—	40,547
Deferred offering costs paid	—	(507)
Payment of tax withholdings upon settlement of restricted stock unit awards	—	(127)
Proceeds from at-the-market sales, net of offering costs paid		33
Net cash provided by financing activities	59,940	65,054
Net change in cash and restricted cash	(5,640)	27,164
Cash and restricted cash, beginning of period	44,102	40,934
Cash and restricted cash, end of period	$38,462	$68,098
Reconciliation of cash and restricted cash:
Cash	$37,714	$62,962
Restricted cash	748	5,136
Total cash and restricted cash	$38,462	$68,098
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 9

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q3 2025 Form 10-Q | 10

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
P3 LLC was founded on April 12, 2017 and began commercial operations on April 20, 2017 to provide population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under Medicare Advantage (“MA”) programs. MA programs are insurance products created solely for Medicare beneficiaries. Insurance plans contract directly with the Centers for Medicare and Medicaid Services (“CMS”) to offer Medicare beneficiaries benefits that replace traditional Medicare fee-for-service (“FFS”) coverage.
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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $69.5 million and $102.9 million for the three months ended September 30, 2025 and 2024, respectively, and $157.4 million and $181.2 million for the nine months ended September 30, 2025 and 2024, respectively. Such losses were primarily the result of adverse claims experience, partly driven by general market conditions for MA plans.
As of September 30, 2025 and December 31, 2024, the Company had $37.7 million and $38.8 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company has a working capital deficit of $288.3 million as of September 30, 2025. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 11

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
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The condensed consolidated operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.

Out of period adjustments

In the third quarter of 2025, the Company recorded immaterial out-of-period adjustments primarily related to unrecorded debt issuance costs payable upon maturity of certain of our debt instruments. The adjustments increased interest expense by $6.9 million and $4.7 million, respectively, for the three months and nine months ended September 30, 2025. The Company assessed the materiality of the adjustments on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the misstatements were not material to any of the previously issued consolidated financial statements nor the current financial period.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation with no effect on total assets, total liabilities, total stockholders' equity, or total cash flows from operating activities as previously reported.
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
As the sole managing member of P3 LLC, P3 has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. Accordingly, P3 identifies itself as the primary beneficiary of P3 LLC and began consolidating P3 LLC as of December 3, 2021, the closing date of the Business Combinations (the “Closing Date”), resulting in a non-controlling interest related to the common units of P3 LLC (“Common Units”) held by members other than P3. Additionally, as more fully described in Note 13 “Variable Interest Entities,” P3 LLC is the primary beneficiary of the following physician practices (collectively, the “Network VIEs”):
•Kahan, Wakefield, Abdou, PLLC
•Bacchus and Kahan, P.C. (f/k/a Bacchus, Wakefield, Kahan PC)
•P3 Health Partners Professional Services, PC
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 12

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
Revenue Recognition
The Company categorizes revenue based on various factors, such as the nature of contracts, as follows:

Revenue Type	Three Months Ended September 30, 2025	% of Total	Three Months Ended September 30, 2024	% of Total
	(dollars in thousands)
Capitated revenue	$341,555	98.9%	$357,706	98.8%
Other patient service revenue:
Clinical fees & insurance revenue	872	0.3	1,536	0.4
Care coordination / management fees	2,750	0.8	2,770	0.8
Incentive fees	76	0.0	112	0.0
Total other patient service revenue	3,698	1.1	4,418	1.2
Total revenue	$345,253	100.0%	$362,124	100.0%

Revenue Type	Nine Months Ended September 30, 2025	% of Total	Nine Months Ended September 30, 2024	% of Total
	(dollars in thousands)
Capitated revenue	$1,062,796	98.9%	$1,116,146	98.8%
Other patient service revenue:
Clinical fees & insurance revenue	2,672	0.2	4,588	0.4
Care coordination / management fees	8,112	0.8	8,763	0.8
Incentive fees	686	0.1	272	0.0
Total other patient service revenue	11,470	1.1	13,623	1.2
Total revenue	$1,074,266	100.0%	$1,129,769	100.0%
During each of the three months ended September 30, 2025 and 2024, five and five health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 76% and 69% of the Company’s total revenue. During each of the nine months ended September 30, 2025 and 2024, five and four health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 75% and 59% of the Company’s total revenue, respectively. Four and three health plan customers each accounted for 10% or more of total health plan receivable as of September 30, 2025 and December 31, 2024, respectively.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 13

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
Note 4: Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”)
Accounting Standards Update (“ASU”) 2025-05 provides all entities with a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2026 and interim period reporting beginning in 2026 on a prospective basis. The Company expects adoption of this standard to have an immaterial impact on its consolidated financial statements.
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
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures, in response to investors’ feedback, indicating the need for improved information to assess an entity’s operations, tax risks, and planning opportunities, particularly in understanding exposure to jurisdictional tax changes and their impact on cash flows. The amendments address these concerns by improving income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied prospectively. Retrospective application is permitted. The Company expects to adopt this ASU on a prospective basis. The adoption will impact the Company’s disclosures but is not expected to have a material impact on the Company’s results of operations or financial condition.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 14

Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of September 30, 2025	$99	$—	$7,429	$7,528
Warrant liability as of December 31, 2024	$127	$—	$10,185	$10,312
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	September 30, 2025	December 31, 2024
Volatility	95.3%	91.7%
Risk-free interest rate	3.8%	4.4%
Exercise price	$25.29	$25.00
Expected term	5.5 years	6.2 years
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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Beginning balance	$10,185	$29
Issuance of common warrants	—	33,260
Mark-to-market adjustment of stock warrants	(2,756)	(13,993)
Ending balance	$7,429	$19,296
The Company recorded a loss of $2.5 million and a gain of $5.7 million from changes in the fair value of stock warrants for the three months ended September 30, 2025 and 2024, respectively, and gains of $2.8 million and $14.6 million from changes in the fair value of stock warrants for the nine months ended September 30, 2025 and 2024, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 15

Note 6: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Leasehold improvements	$2,401	$2,332
Furniture & fixtures	951	1,106
Computer equipment & software	6,949	7,060
Medical equipment	1,013	1,082
Software (development in process)	—	343
Vehicles	633	659
Other	55	—
	12,002	12,582
Less: accumulated depreciation	(8,100)	(6,848)
Property and equipment, net	$3,902	$5,734
Total depreciation of property and equipment recognized on the condensed consolidated statements of operations was $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Assets Held for Sale
On November 30, 2024, the Company and certain of its subsidiaries (the “Sellers”) entered into an asset purchase agreement with certain entities affiliated with an entity in which Chicago Pacific Founders (“CPF”), the Company’s principal stockholder, has an ownership interest (the “Buyers”), which was amended on December 30, 2024, effective as of December 5, 2024 (as amended, the “Florida Asset Purchase Agreement”). Pursuant to the Florida Asset Purchase Agreement, the Sellers sold to the Buyers all of the assets, clinical and non-clinical, exclusively or primarily used by the Company’s MA-related business operated out of Eagle Park, Florida (the “Florida Assets”). On May 1, 2025, the Company’s subsidiary, P3 Health Partners-Florida, LLC (“P3 Florida”), entered into an asset purchase agreement with Invictus Equity Group, LLC (“Invictus”) for the sale of the remaining assets previously held for sale. Pursuant to the asset purchase agreement, P3 Florida sold to Invictus the assets, clinical and non-clinical, exclusively or primarily used by the MA-related businesses operated out of Apollo Beach and Clearwater, Florida, for a purchase price of approximately $0.1 million. An immaterial loss on disposal was recognized and is included in other income (expenses) in the Company’s condensed consolidated statements of operations.
Net assets classified as held for sale for the Company’s remaining Florida operations are summarized as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Assets:
Property and equipment, net	$—	$571
Intangible assets, net	—	7,576
Other long-term assets	—	314
Accumulated impairment	—	(8,058)
Total assets	$—	$403
Liabilities:
Accrued expenses and other current liabilities	$—	$56
Operating lease liability	—	297
Total liabilities	$—	$353
Net assets	$—	$50
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 16

Note 7: Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	671,819	(256,758)	415,061	671,819	(206,951)	464,868
Trademarks	148,635	(57,353)	91,282	148,635	(46,427)	102,208
Payor contracts	4,700	(1,763)	2,937	4,700	(1,410)	3,290
Provider network	4,734	(1,802)	2,932	4,734	(1,450)	3,284
Total	$830,588	$(317,676)	$512,912	$830,588	$(256,238)	$574,350
Amortization of intangible assets was $20.5 million and $21.0 million during the three months ended September 30, 2025 and 2024, respectively, and $61.4 million and $63.1 million during the nine months ended September 30, 2025 and 2024, respectively.
Note 8: Debt
Long-term Debt
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$33,242	$30,091
Term loan facility, interest paid at 12.0%, due September 2027	82,758	75,155
VGS 1 promissory note, interest paid at 13.5%, due June 2028	47,911	38,328
VGS 2 promissory note, interest paid at 17.5%, due September 2027	37,191	28,972
VGS 3 promissory note, interest paid at 19.5%, due June 2028	33,967	25,499
VGS 4 promissory note, interest paid at 19.5%, due August 2028	39,412	—
VGS 5 promissory note, interest paid at 19.5%, due August 2028	37,768	—
Long-term debt, gross	312,249	198,045
Less: unamortized debt issuance costs and original issue discount	(59,454)	(13,983)
	252,795	184,062
Less: current portion of long-term debt	(38,612)	(75,155)
Long-term debt, net	$214,183	$108,907
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 17

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
The VGS 4 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. P3 LLC paid VGS 4 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 4 a back-end fee at the time the VGS 4 Promissory Note is redeemed as follows: (i) if paid prior to March 31, 2025, 2.25%; (ii) if paid after March 31, 2025 and on or before June 30, 2025, 4.50%; (iii) if paid after June 30, 2025 and on or before September 30, 2025, 6.75% and (iv) if paid after September 30, 2025, 9.00%. Total debt issuance costs and original issue discount incurred as part of this financing was $14.5 million, which included $14.0 million related to the fair value of the warrant. As of September 30, 2025, unamortized debt issuance costs and original issue discount of $14.2 million related to this financing.
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
On June 21, 2025, the Company delivered a request to VGS 5 for $15.0 million in funding related to the second tranche. VGS 5 funded $8.5 million in July 2025 and $6.5 million in August 2025.
The VGS 5 Promissory Note restricts P3 LLC’s ability and the ability of its subsidiaries to, among other things, incur indebtedness and liens, and make investments and restricted payments. The maturity date may be accelerated as a remedy under certain default provisions in the agreement, or in the event a mandatory prepayment event occurs. P3 LLC paid VGS 5 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind. In addition, P3 LLC will pay VGS 5 a back-end fee at the time the VGS 5 Promissory Note is redeemed as follows: (i) if paid prior to June 30, 2025, 2.25%; (ii) if paid from July 1, 2025 through September 30, 2025, 4.50%; (iii) if paid after October 1, 2025 through December 31, 2025, 6.75% and (iv) if paid after December 31, 2025, 9.00%. Total debt issuance costs and original issue discount incurred as part of this financing was $9.4 million, which included $8.3 million related to the fair value of the
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 18

warrant. As of September 30, 2025, unamortized debt issuance costs and original issue discount of $9.4 million related to this financing.
On October 3, 2025, the Company delivered a request to VGS 5 for $13.0 million in funding related to the third tranche, which was funded on October 7, 2025.
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
Amendments to Term Loan Agreement
In connection with the VGS 4 transactions described above, on February 13, 2025, P3 LLC entered into (1) the Seventh Amendment to Term Loan Agreement (the “Seventh Amendment”), by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent and (2) the Consent (the “Consent”), by and between P3 LLC, as borrower, and VBC Growth SPV, LLC (“VGS”), as holder. The Seventh Amendment and the Consent collectively permit the issuance of the VGS 4 Promissory Note and the entry into the VGS 4 Subordination Agreement by P3 LLC.
In connection with the VGS 5 transactions described above, on May 29, 2025, P3 LLC entered into the Ninth Amendment to the Term Loan Agreement (the “Ninth Amendment”), by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent. The Ninth Amendment permits the issuance of the VGS 5 Promissory Note and the entry into the VGS 5 Subordination Agreement.
On August 27, 2025, P3 LLC entered into the Tenth Amendment to the Term Loan Agreement (the “Tenth Amendment”), by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent. The Tenth Amendment
•amends the payment structure of the Term Loan Agreement by extending the interest-only period to June 30, 2026, extending the final maturity date to September 30, 2027, and changing the principal payments to a fixed $5,000,000 per payment date;
•changes the interest rate from 12% to 12% through September 30, 2025 and 15% thereafter;
•includes two separate PIK periods, replacing the previous single PIK period: the first PIK Period measures from closing of the Term Loan Agreement through September 30, 2024 and includes the option to pay 8% cash plus 4% PIK (added to the principal); and the second PIK Period measures from September 30, 2025 through September 30, 2027 and includes the option to pay 12% cash plus 3% PIK; and
•updates board observation rights for lender representatives.

The amendment was accounted for as a troubled debt restructuring as the Company determined it was experiencing financial difficulties and was provided a concession through the deferral of the principal repayment. As the future undiscounted cash flows exceeded the carrying value, the Company did not recognize any gain or loss associated with the troubled debt restructuring.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 19

Note 9: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(31,587)	$(46,512)	$(72,429)	$(77,232)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(31,587)	$(46,512)	$(72,429)	$(77,232)
Effective of dilutive securities:
Liability-classified warrants	—	(5,195)	—	(13,974)
Net loss attributable to Class A common stockholders–diluted	$(31,587)	$(51,707)	$(72,429)	$(91,206)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	3,268	3,238	3,265	2,786
Net loss per share attributable to Class A common stockholders–basic	$(9.67)	$(14.36)	$(22.18)	$(12.02)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	3,268	3,238	3,265	2,786
Weighted average effect of dilutive securities:
Liability-classified warrants	—	56	—	49
Weighted average shares outstanding–diluted	3,268	3,294	3,265	2,835
Net loss per share attributable to Class A common stockholders–diluted	$(9.67)	$(15.70)	$(22.18)	$(32.17)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock warrants (1)	7,789	2,154	7,789	2,154
Stock options (1)	440	440	440	440
Restricted stock units (1)	156	189	156	189
Shares of Class V common stock (2)	3,919	3,919	3,919	3,919
Total	12,304	6,702	12,304	6,702
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 20

Note 10: Redeemable Non-controlling Interest
Non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	September 30, 2025		December 31, 2024
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	3,268	45.5%	3,257	45.4%
Non-controlling interest holders’ ownership of Common Units	3,919	54.5	3,919	54.6
Total Common Units	7,187	100.0%	7,176	100.0%
All periods presented in the table above have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
During the nine months ended September 30, 2024, the Company issued an aggregate of 12,247 shares of Class A common stock to P3 LLC members, as adjusted for the reverse stock split, in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Company Agreement (the “P3 LLC A&R LLC Agreement”). No similar exchanges or redemptions occurred during the nine months ended September 30, 2025.
As of September 30, 2025 and 2024, there was no fair value adjustment to redeemable non-controlling interest recorded as the fair value of redeemable non-controlling interest was greater than the carrying value.
Note 11: Segment Reporting
The Company’s operations are organized under one reportable segment. The following tables present information about the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating revenue	$345,253	$362,124	$1,074,266	$1,129,769
Less:
Medical claims expense	(337,143)	(357,166)	(1,010,569)	(1,037,965)
Other medical expense(1)	(32,646)	(44,754)	(82,613)	(111,183)
Depreciation and amortization	(21,033)	(21,673)	(63,168)	(64,905)
Other segment items(2)	(3,810)	(39,807)	(34,063)	(83,463)
Interest expense, net	(20,527)	(5,647)	(39,397)	(15,339)
Interest income	456	468	1,237	1,291
Loss before income taxes	(69,450)	(106,455)	(154,307)	(181,795)
Income tax (provision) benefit	(11)	3,605	(3,065)	565
Net loss	$(69,461)	$(102,850)	$(157,372)	$(181,230)
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 21

	September 30, 2025	December 31, 2024
	(in thousands)
Segment assets	$82,024	$121,266
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 22

Since P3 LLC represents substantially all the assets and liabilities of the Company, the following tables provide a summary of the assets, liabilities, and operating performance of only VIEs held at the P3 LLC level.

	September 30, 2025	December 31, 2024
	(in thousands)
ASSETS
Cash	$5,582	$5,216
Clinic fees, insurance and other receivable	3,114	2,440
Prepaid expenses and other current assets	480	447
Property and equipment, net	32	37
Intangible assets, net	688	—
Other long-term assets	2,064	1,116
TOTAL ASSETS	$11,960	$9,256
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$566	$4,521
Accrued expenses and other current liabilities	961	677
Accrued payroll	831	3,795
Claims payable	3,566	5,004
Other long-term liabilities	929	919
Due to consolidated entities of P3	49,653	40,264
TOTAL LIABILITIES	56,506	55,180
MEMBERS’ DEFICIT	(44,546)	(45,924)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$11,960	$9,256

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$6,581	$8,923	$20,135	$28,041
Expense	6,579	8,379	19,258	28,079
Net income (loss)	$2	$544	$877	$(38)
Note 14: Related Parties
Chicago Pacific Founders (“CPF”), a principal equity holder of the Company, has an equity investment in Allymar Health Solutions ("Allymar") and Nevada Behavioral Health Systems ("NBHS").
Allymar Health Solutions
The Company has a master services agreement in place with Allymar whereby Allymar provides support services and tools for the Company and its contracted providers in arranging for or delivering services to its members. The Company recorded Allymar service expenses of $3.8 million for the three months ended September 30, 2025 and $5.1 million for the nine months ended September 30, 2025, which are included in medical expenses in the condensed consolidated statements of operations. There were no service expenses for the same periods in 2024. The Company recorded accrued expenses of $2.8 million and $2.7 million as of September 30, 2025 and December 31, 2024, respectively. There were no accounts payable as of September 30, 2025 and December 31, 2024.
Nevada Behavioral Health Systems
The Company has a managed behavioral health agreement in place with NBHS whereby NBHS is delegated to provide or arrange for the provision of all behavioral health services needed for the Company’s fully delegated members in the Nevada market. The Company recorded NBHS service expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, which are included in medical expenses in the condensed consolidated
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 23

statements of operations. An immaterial amount of service expense was recorded for the three and nine months ended September 30, 2025. There were no accounts payable or accrued expenses recorded as of September 30, 2025 and December 31, 2024.
Note 15: Income Taxes
The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants. During the three and nine months ended September 30, 2025, the Company’s tax rate was impacted by the valuation allowance placed on deferred tax assets in prior periods and state taxes.
Note 16: Subsequent Event

In November 2025, the Company, through its subsidiary, P3 Health Partners REACH ACO, LLC, entered into a agreement with Commonwealth Primary Care ACO, LLC (“CPC ACO”) which resulted in the formation of P3 Commonwealth Innovation MSO, LLC (the “MSO”). The MSO was created to engage in the management, administration, and coordination of activities on behalf of accountable care organizations intended to improve the performance and quality of the parties’ respective ACO programs. To this end, the MSO entered into a Management Services Agreement (“MSA”) with the ACOs that will govern the MSO’s oversight of shared services, financial management, compliance operations, data analytics, clinical integration, strategic planning, and related administrative and operational support for the benefit of the ACOs. The management fee to be paid by each ACO to the MSO for its services under the MSA is equal to the amount of liabilities incurred by such ACO in connection with its participation in any accountable care organization governmental program assumed and satisfied by the MSO during the term of the MSA plus a fair market value margin on such assumed liabilities. Beginning in 2026 and for each year thereafter, the MSO will also be entitled to receive from each ACO a portion of each ACO’s net shared savings as determined under the MSA.

Distributions from the MSO of available net cash flow will be in accordance with the members’ respective percentage interests, with P3 ACO holding an 80% membership interest and CPC ACO holding a 20% membership interest.

Following the three-year anniversary of the MSO’s formation, P3 ACO has the right to cause the MSO to redeem CPC ACO’s membership interests in the MSO. If P3 ACO does not exercise its redemption right within 90 days following the date such right is exercisable, CPC ACO has the right to cause the MSO to redeem its membership interests in the MSO.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 24

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
We operate in the $1,030 billion Medicare market, which covers more than 69 million eligible lives as of April 2025. Our core focus is the MA market, which makes up approximately 51% of the overall Medicare market, or nearly 35 million Medicare eligible lives in 2025. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,700 physicians, in 24 markets (counties) across four states in over eight full years of operations as of September 30, 2025. As of September 30, 2025, our PCP network served approximately 116,000 at-risk members.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 25

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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 26

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
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. From 2018 through September 30, 2025, we experienced a 93% physician retention rate in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
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
Growing Capitated Revenue Per Member
Medicare pays capitation using a risk adjusted model, which compensates payors based on the health status, or acuity, of each individual member. Payors with higher acuity members receive a higher payment and those with lower acuity members receive a lower payment. Moreover, some of our capitated revenue also includes adjustments, which may increase or decrease revenue, for performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Given the prevalence of FFS arrangements, our patients often have historically not participated in a VBC model, and therefore their health conditions are poorly documented. Through the P3 Care Model, we determine and assess the health needs of our patients and create an individualized care plan consistent with those needs. We capture and document health conditions as a part of this process. We expect that our PMPM revenue will continue to improve the longer members participate in our care model as we better understand and assess their health status (acuity) and coordinate their medical care.
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 92% of our total operating expense for the nine months ended September 30, 2025. We manage our medical costs by improving our members’ access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
Achieving Operating Efficiencies
As a result of our affiliate model and ability to leverage our existing local and national infrastructure, we aim to generate operating efficiencies at both the market and enterprise level. Our local corporate, general and administrative expense, which includes our local leadership, care management teams and other operating costs to support our markets, is
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 27

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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 28

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
The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(69,461)	$(102,850)	$(157,372)	$(181,230)
Interest expense, net	20,527	5,647	39,397	15,339
Depreciation and amortization	21,033	21,673	63,168	64,905
Income tax provision (benefit)	11	(3,605)	3,065	(565)
Mark-to-market of stock warrants	2,540	(5,737)	(2,784)	(14,626)
Premium deficiency reserve	(23,736)	18,168	(36,665)	15,771
Equity-based compensation	1,211	1,958	4,482	5,031
Other(1)	1,964	(6,254)	1,498	(4,242)
Adjusted EBITDA loss	$(45,911)	$(71,000)	$(85,211)	$(99,617)
_____________________________________________
(1)Other during the three and nine months ended September 30, 2025 consisted of (i) interest income partially offset by (ii) severance expense in connection with reorganization of workforce and (iii) legal settlements and valuation allowance on our notes receivable. Other during the three and nine months ended September 30, 2024 consisted of (i) interest income partially offset by (ii) severance and related expense in connection with our chief executive officer transition and (iii) legal settlements and valuation allowance on our notes receivable.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 29

The following table presents our medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Capitated revenue	$341,555	$357,706	$1,062,796	$1,116,146
Less: medical claims expense	(337,143)	(357,166)	(1,010,569)	(1,037,965)
Medical margin	$4,412	$540	$52,227	$78,181
The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$(24,536)	$(39,796)	$(18,916)	$(19,379)
Other patient service revenue	(3,698)	(4,418)	(11,470)	(13,623)
Other medical expense	32,646	44,754	82,613	111,183
Medical margin	$4,412	$540	$52,227	$78,181
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
The following table presents our gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total operating revenue	$345,253	$362,124	$1,074,266	$1,129,769
Less: medical claims expense	(337,143)	(357,166)	(1,010,569)	(1,037,965)
Less: other medical expense	(32,646)	(44,754)	(82,613)	(111,183)
Gross profit	$(24,536)	$(39,796)	$(18,916)	$(19,379)
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 115,900 and 128,400 average at-risk members for the three months ended September 30, 2025 and 2024, respectively.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 30

Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,700 and 3,100 primary care physicians as of September 30, 2025 and 2024, respectively.
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
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Platform support costs	$17,325	$26,604	$54,380	$68,064
% of total operating revenue	5.0%	7.3%	5.1%	6.0%
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 31

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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 32

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended September 30, 2025	% of Revenue	Three Months Ended September 30, 2024	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$341,555	99%	$357,706	99%
Other patient service revenue	3,698	1	4,418	1
Total operating revenue	345,253	100	362,124	100
Operating expense:
Medical expense	369,789	107	401,920	111
Premium deficiency reserve	(23,736)	(7)	18,168	5
Corporate, general and administrative expense	22,139	6	27,219	7
Sales and marketing expense	251	—	134	—
Depreciation and amortization	21,033	6	21,673	6
Total operating expense	389,476	112	469,114	129
Operating loss	(44,223)	(12)	(106,990)	(29)
Other (expense) income:				—
Interest expense, net	(20,527)	(6)	(5,647)	(2)
Mark-to-market of stock warrants	(2,540)	(1)	5,737	2
Other	(2,160)	(1)	445	—
Total other income (expense)	(25,227)	(8)	535	—
Loss before income taxes	(69,450)	(20)	(106,455)	(29)
Income tax (provision) benefit	(11)	—	3,605	1
Net loss	(69,461)	(20)	(102,850)	(28)
Net loss attributable to redeemable non-controlling interest	(37,874)	(11)	(56,338)	(15)
Net loss attributable to controlling interest	$(31,587)	(9)%	$(46,512)	(13)%
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 33

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Nine Months Ended September 30, 2025	% of Revenue	Nine Months Ended September 30, 2024	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$1,062,796	99%	$1,116,146	99%
Other patient service revenue	11,470	1	13,623	1
Total operating revenue	1,074,266	100	1,129,769	100
Operating expense:
Medical expense	1,093,182	102	1,149,148	102
Premium deficiency reserve	(36,665)	(3)	15,771	1
Corporate, general and administrative expense	70,433	6	81,230	7
Sales and marketing expense	583	—	870	—
Depreciation and amortization	63,168	6	64,905	6
Total operating expense	1,190,701	111	1,311,924	116
Operating loss	(116,435)	(11)	(182,155)	(16)
Other (expense) income:
Interest expense, net	(39,397)	(4)	(15,339)	(1)
Mark-to-market of stock warrants	2,784	—	14,626	1
Other	(1,259)	—	1,073	—
Total other income (expense)	(37,872)	(4)	360	—
Loss before income taxes	(154,307)	(15)	(181,795)	(16)
Income tax (provision) benefit	(3,065)	—	565	—
Net loss	(157,372)	(15)	(181,230)	(16)
Net loss attributable to redeemable non-controlling interest	(84,943)	(8)	(103,998)	(9)
Net loss attributable to controlling interest	$(72,429)	(7)%	$(77,232)	(7)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Capitated revenue	$341,555	$357,706	$(16,151)	(5)%
Other patient service revenue	3,698	4,418	(720)	(16)%
Total operating revenue	$345,253	$362,124	$(16,871)	(5)%
Capitated revenue was $341.6 million for the three months ended September 30, 2025, a decrease of $16.2 million, or 5%, compared to $357.7 million for the three months ended September 30, 2024. This decrease was primarily driven by a 10% decrease in the average number of at-risk members from 128,400 for the three months ended September 30, 2024 to 115,900 for the three months ended September 30, 2025 driven by the strategic termination of underperforming payor contracts and affiliate providers in the current year. Capitated revenue was approximately 99% of total operating revenue for each of the three months ended September 30, 2025 and 2024.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 34

Other patient service revenue was $3.7 million for the three months ended September 30, 2025, a decrease of $0.7 million, or 16%, compared to $4.4 million for the three months ended September 30, 2024. Other patient service revenue was approximately 1% of total operating revenue for each of the three months ended September 30, 2025 and 2024.
Medical Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Medical expense	$369,789	$401,920	$(32,131)	(8)%
Medical expense was $369.8 million for the three months ended September 30, 2025, a decrease of $32.1 million, or 8%, compared to $401.9 million for the three months ended September 30, 2024. The decrease was driven primarily by a decrease in the total number of at-risk members year-over-year resulting in part from termination of two health plans.
Premium Deficiency Reserve

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(23,736)	$18,168	$(41,904)	(231)%
Premium deficiency reserve was a benefit of $23.7 million for the three months ended September 30, 2025, an increase of $41.9 million, or 231%, compared to an expense of $18.2 million for the three months ended September 30, 2024. The change was due to management’s assessment of the profitability of contracts, wherein maturation of our overall contractual arrangements are expected to reduce our future losses.
Corporate, General and Administrative Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$22,139	$27,219	$(5,080)	(19)%
Corporate, general and administrative expense was $22.1 million for the three months ended September 30, 2025, a decrease of $5.1 million, or 19%, compared to $27.2 million for the three months ended September 30, 2024. The decrease was primarily driven by a decrease in salary and related expense resulting from a reduction in head count and sale of the Company’s Florida operations.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Capitated revenue	$1,062,796	$1,116,146	$(53,350)	(5)%
Other patient service revenue	11,470	13,623	(2,153)	(16)%
Total operating revenue	$1,074,266	$1,129,769	$(55,503)	(5)%
Capitated revenue was $1.1 billion for the nine months ended September 30, 2025, a decrease of $53.4 million, or 5%, compared to $1.1 billion for the nine months ended September 30, 2024. This decrease was primarily driven by an 9% decrease in the average number of at-risk members of 115,700 for the nine months ended September 30, 2025 to 126,500 for the nine months ended September 30, 2024, which was primarily due to the strategic termination of underperforming
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 35

payor contracts and affiliate providers in the current year. Capitated revenue was approximately 99% of total operating revenue for each of the nine months ended September 30, 2025 and 2024.
Other patient service revenue was $11.5 million for the nine months ended September 30, 2025, a decrease of $2.2 million, or 16%, compared to $13.6 million for the nine months ended September 30, 2024. Other patient service revenue was approximately 1% of total operating revenue for each of the nine months ended September 30, 2025 and 2024.
Medical Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Medical expense	$1,093,182	$1,149,148	$(55,966)	(5)%
Medical expense was $1.1 billion for the nine months ended September 30, 2025, a decrease of $56.0 million, or 5%, compared to $1.1 billion for the nine months ended September 30, 2024. The decrease was driven by a decrease in the total number of at-risk members year-over-year resulting in part from termination of two health plans.
Premium Deficiency Reserve

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(36,665)	$15,771	$(52,436)	(332)%
Premium deficiency reserve was a benefit of $36.7 million for the nine months ended September 30, 2025, an increase of $52.4 million, or 332%, compared to an expense of $15.8 million for the nine months ended September 30, 2024. The change was due to management’s assessment of the profitability of contracts, wherein maturation of our overall contractual arrangements are expected to reduce our future losses.
Corporate, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$70,433	$81,230	$(10,797)	(13)%
Corporate, general and administrative expense was $70.4 million for the nine months ended September 30, 2025, a decrease of $10.8 million, or 13%, compared to $81.2 million for the nine months ended September 30, 2024. The decrease was primarily driven by a decrease in salary and related expense resulting from a reduction in head count and sale of the Company’s Florida operations.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 36

Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of September 30, 2025, we had $37.7 million of unrestricted cash and cash equivalents available to fund future operations.
We have experienced losses since our inception, and net losses of $69.5 million and $157.4 million for the three and nine months ended September 30, 2025, respectively. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital and refinance our indebtedness as it matures. We may need to raise additional capital through a combination of debt and/or equity financing and to the extent we are unsuccessful at doing so, we may need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 37

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
On October 3, 2025, the Company delivered a request to VGS 5 for $13.0 million in funding related to the third tranche, which was funded on October 7, 2025.
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
As of September 30, 2025, we were in compliance with the covenants under our Term Loan Facility, VBC Growth SPV LLC promissory note (“VGS Promissory Note”), VBC Growth SPV 2, LLC unsecured promissory note (“VGS 2 Promissory Note”), VBC Growth SPV 3 LLC unsecured promissory note (“VGS 3 Promissory Note”), VGS 4 Promissory Note, and VGS 5 Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility and unsecured promissory notes or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 38

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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $11.5 million as of September 30, 2025. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of September 30, 2025.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 39

The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(65,511)	$(52,890)
Net cash (used in) provided by investing activities	(69)	15,000
Net cash provided by financing activities	59,940	65,054
Net change in cash and restricted cash	$(5,640)	$27,164
Operating Activities
Net cash used in operating activities was $65.5 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $52.9 million for the nine months ended September 30, 2024. Significant changes impacting net cash used in operating activities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were primarily due to changes in working capital and an increase in net loss.
Investing Activities
Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2025 compared to net cash provided by investing activities of $15.0 million for the nine months ended September 30, 2024, consisting of purchase price received in advance of the sale of our Florida operations.
Financing Activities
Net cash provided by financing activities was $59.9 million for the nine months ended September 30, 2025, primarily consisting of proceeds from the borrowings on the VGS 4 Promissory Note, VGS 5 Promissory Note, and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $65.1 million for the nine months ended September 30, 2024, consisting of proceeds from the sale of Class A common stock and warrants in May 2024 with aggregate proceeds of $39.8 million, net of $2.4 million in offering costs, borrowings on the VGS 2 Promissory Note and short-term financing agreements for the funding of certain insurance policies.
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
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 40

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 41

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

P3 Health Partners Inc. | Q3 2025 Form 10-Q | 42

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the quarter ended September 30, 2025, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 43

Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 44

Item 6. Exhibits.

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	4/17/2025
3.3		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
10.1		Tenth Amendment to Term Loan Agreement, dated as of August 27, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.1	8/29/2025
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 45

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q3 2025 Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025	P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
Leif Pedersen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)