Form 10-K
period 2025-12-31
P3 Health Partners Inc.
filed 2026-03-26
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price on that date as reported by the Nasdaq Stock Market was approximately $11.2 million.
As of March 23, 2026, the registrant had 3,294,290 shares of Class A common stock, par value $0.0001, and 3,919,124 shares of Class V common stock, par value $0.0001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, our ability to maintain compliance with California regulations related to financial solvency and operational performance, and our ability to regain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
Amounts presented in this Form 10-K have been adjusted to reflect the 1-for-50 reverse stock split implemented by the Company on April 11, 2025.
P3 Health Partners Inc. | 2025 Form 10-K | 1

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
•We primarily depend on reimbursement by third-party payors on a capitated basis, as well as payments by individuals, which could lead to delays, uncertainties and disagreements regarding the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.
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
P3 Health Partners Inc. | 2025 Form 10-K | 2

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
•Changes in laws and regulations related to AI Technologies could adversely affect our products, services, and results of operations.
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
•We may not recognize the anticipated benefits of recent and future acquisitions or dispositions and any such transactions could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations
•Other risks and uncertainties described in this Form 10-K, including those under Part I, Item 1A. “Risk Factors.”
P3 Health Partners Inc. | 2025 Form 10-K | 3

PART I
Item 1. Business.
Background
We were incorporated in Delaware as Foresight Acquisition Corp. (“Foresight”) on August 20, 2020. On December 3, 2021 (the “Closing Date”), we completed the Business Combinations (defined and discussed more fully below) with P3 Health Group Holdings, LLC, a Delaware limited liability company (“P3 Health Group Holdings”) and we changed our name to P3 Health Partners Inc. Following the Business Combinations, we are organized in an “Up-C” structure, in which P3 Health Partners Inc. is the sole manager of P3 Health Group, LLC and directly owns approximately 46% of P3 Health Group, LLC as of December 31, 2025. Substantially all of the Company’s assets are held and operations are conducted by P3 LLC and its subsidiaries, and the Company’s only assets are equity interests in P3 LLC.
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
Overview
P3 is a patient-centered and physician-led population health management company. We strive to offer superior care to those patients that we serve. Founded and led by physicians, P3 is a team of doctors, clinicians and healthcare professionals with a shared passion for delivering value-based care (“VBC”). We believe our leadership team’s substantial experience in VBC and population health management, combined with our strong payor relationships, large community-based physician networks and custom technology platform uniquely position us to empower physicians, align incentives for healthcare providers and payors and improve the clinical outcomes for the communities we serve.
As fellow healthcare professionals, we understand the challenges physicians face when providing VBC. We have leveraged that expertise to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient centricity, 2) physician leadership, and 3) our delegated/integrated care model. Tactically, we typically leverage the community’s existing healthcare infrastructure to build a strong network of local physicians. We primarily contract with local physicians to enter the P3 network using an affiliate model, rather than building and staffing our own clinics or acquiring individual practices. By doing so, we preserve the existing patient-physician relationship, allow physicians to maintain their independence and have a built-in patient panel on Day 1. We then align physician incentives and provide our team tools and technology to support our physician partners in a VBC system and care for the patients we have the honor and privilege to serve together. We augment these affiliate partnerships with employed Primary Care Physicians (“PCPs”), P3-operated clinics, and wellness centers. Furthermore, we offer a broad delegated care model in which we take on the responsibility to reshape the local healthcare market to provide high quality care for patients throughout the care continuum.
We operate in the $1,118.0 billion Medicare market, which covers more than 68 million eligible lives as of July 2025. Our core focus is the Medicare Advantage (“MA”) market, which covers approximately 34 million Medicare eligible lives in 2025. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the CMS to provide a defined range of healthcare services that are comparable to Medicare fee-for-service (“FFS”), which is also referred to as “traditional Medicare.”
In MA, the Centers for Medicare & Medicaid Services (“CMS”) pays health plans a monthly sum per member to manage all health expenses of a participating member. Our platform focuses on Medicare Advantage and manages the needs of our members through subscription-like per-member-per-month (“PMPM”) arrangements with health plans or payors. From there, the economics of our care model are further impacted by our ability to drive total cost of care savings and bend the cost curve. Our model allows us to “do well” while also “doing good.” We contract with health plans to
P3 Health Partners Inc. | 2025 Form 10-K | 4

provide capitated care services with respect to certain of their MA members. Our contracts with four health plans to provide capitated care services for their members collectively accounted for approximately 75% of our total revenue for the year ended December 31, 2025, compared to contracts with four health plans which collectively accounted for approximately 59% of our total revenue for the year ended December 31, 2024.
The U.S. healthcare system is ripe for change and disruption, and we believe that the P3 Care Model is distinctly situated to address several pain points, including:
•Unsustainable and rising healthcare costs. The United States spent $5.3 trillion, representing 18.0% of GDP, on healthcare in 2024. National health expenditures are projected to grow 5.8% per year from 2024 to 2033, according to CMS. While representing only 17% of the United States population, the 65 and older age group accounted for 21% of all healthcare spending in 2024, with an average spend of approximately $15,474 per person. This segment is growing faster than the rest of the population and is projected to reach 22% of the United States population by 2050. Healthcare expenditures are particularly concentrated in this age group in large part due to the high rate of chronic conditions. Rising healthcare costs disproportionately impact low- and middle-income seniors, who often embrace MA plans. This is our area of focus given we believe we can have the greatest clinical and financial impact on this population. Improved care management of seniors is critical to reducing the rapid growth in U.S. healthcare spending.
•Inadequate access to primary care and PCP shortages. The current FFS reimbursement model leads to relatively lower pay for PCPs as well as fewer quality touchpoints with patients. We believe that factors like these directly contribute to fewer physicians considering entering, or staying in, the field of primary care.
•Sub-optimal quality of care and sub-optimal clinical outcomes. The FFS model unintentionally incentivizes the volume of patients and services performed rather than the quality of services and care—resulting in a deprioritization of preventive services and overall health of the patient.
•PCP burnout and dissatisfaction. The traditional FFS model values quantity over quality, which has been shown to lead to physician burnout and jeopardizes the long-term sustainability of the independent primary care business model. According to a 2025 Physicians Foundation report, six in 10 physicians show signs of burnout, compared to four in 10 in 2018. In addition, as average reimbursement rates decline in an FFS model, physicians would need to continually increase the number of patients seen to sustain their practice.
•Difficulty in maintaining PCP independence. Small physician practices deliver the majority of care in the U.S.—with 47% of physicians working in practices with 10 or fewer physicians, per a 2025 American Medical Association report. That report also found that 42% of PCPs worked in a practice in 2024 that was wholly owned by physicians (e.g., private practice) representing an 18% point drop since 2012. In our experience, physicians who have chosen to work at smaller practices throughout their careers tend to do so because they value their independence. Given the increasingly significant financial and administrative burdens, these physicians are generally unable to maintain independence while effectively transitioning to a VBC model. We believe that allowing them to maintain their independence increases their engagement with population health management practices, which is key to transforming the healthcare system.
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
We aim to overcome these hurdles with a differentiated model that we believe is an attractive option for patients, physicians and payors. P3 honors the existing social and moral contract between patients and their PCPs, partnering with local physicians using an affiliate model. We risk-stratify our patients to help our physician partners prioritize care for those who need it the most. We also provide care teams to serve as an extension of the physician’s practice. These teams provide wraparound services to our patients and collaborate with the patients’ caregivers to ensure patients have the tools to successfully navigate their healthcare journey across the care continuum. We have made significant investments in
P3 Health Partners Inc. | 2025 Form 10-K | 5

technology to customize patient care management plans. Taken as a whole, our P3 Care Model is designed to help facilitate enhanced clinical outcomes for our key stakeholders, resulting in a physician retention rate of over 88% for the year ended December 31, 2025.
We are led by one of the most experienced management teams in population health. Our executive team has a proven track record in the healthcare industry. These years of experience have fostered strong relationships in the managed care, physician and payor segments. This is paired with a deep understanding of physicians, patients, technology, payments and branding. Lastly, the core of our care model is based on their collective years of experience in medical cost management. We believe these critical facets position our team to successfully navigate and enable the shift to patient-centric, physician-led, VBC.
We Deliver VBC to the Fastest Growing Market in Healthcare
A need for a new payment structure and an aging U.S. population
Historically, healthcare in the U.S. has been focused on reacting to acute events, which resulted in the development of the FFS payment model. The FFS model unintentionally incentivizes the volume of patients and services performed rather than the quality of services and care—resulting in a deprioritization of preventative services and overall health of the patient, and further reflected in laws regulating healthcare by scrutinizing the volume or value of claims processed in the FFS model. Beyond sub-optimal clinical outcomes, FFS results in significant healthcare spend. As 10,000 seniors age into Medicare each day and prevalence of chronic conditions increases, the need for lower healthcare spend leads the push towards VBC and additional offerings such as MA.
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
MA has been well received since it was introduced, with penetration among Medicare beneficiaries increasing from 19% in 2007 to 54% in 2025 and is projected to increase to 64% by 2035. This trend reflects the understanding that MA plans are financially and clinically valuable to Medicare eligible patients.
Our Market Opportunity
We believe there is significant white space opportunity. As of December 31, 2025, we have contracted with 2,400 primary care physicians. This represents less than 1% of the total number of PCPs in the U.S. of approximately 544,000. We believe the industry is primed for a platform like ours, which allows physicians to remain independent while accessing financial resources and infrastructure to support a VBC model.
We believe our total addressable market is represented by the approximately 68 million Americans (approximately 17% of the total population) who were enrolled in either traditional Medicare or MA nationally in 2025, which represented $1,118 billion of annual spend. Within this, we believe our core addressable market to be the MA market, specifically within moderate-to-highly populated MA-eligible dense counties, which we define as having greater than 10,000 Medicare eligible lives. By multiplying these approximately 34 million MA members by an average $1,000 PMPM spend, we estimate this represents a core addressable market size of over $300 billion.
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
P3 Health Partners Inc. | 2025 Form 10-K | 6

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
Physician-Led
Collaborative and supportive partnerships. As members of our team are former physicians, we have a deep understanding of the way in which physicians are trained. In our experience, most physicians not only understand the value of a VBC model but also want to provide their patients with the highest quality care. However, the way in which most physicians today were trained caters to an FFS model. To support the VBC model, we provide training to physicians on best clinical practices based on nationally recognized care guidelines. As a result, we have seen physicians deliver cost saving, quality healthcare. Unlike some of our peers, we typically enter markets with our affiliate physician model and contract directly with physician groups or independent physicians to enter the P3 network rather than primarily building and staffing our own clinics or acquiring physician practices. By doing so, we preserve the existing patient-physician relationship and create a built-in patient panel on Day 1. Affiliate physicians retain their independence, while gaining access to P3’s teams, tools and technologies that are key to success in a VBC model. P3’s care teams become an extension of each physician’s office and support our collective patients to navigate the health care system, collaborate with caregivers, and enable a successful health care journey. All P3 affiliated physicians must pass an annual credentialing process and maintain compliance with all regulatory standards.
Aligned incentives. Our model properly aligns physicians’ incentives with clinical outcomes, designed so that patients receive the optimal care they deserve. To do this, we offer several types of incentive-based payments to our affiliated physicians. First, as physicians join our network, we continue to pay them based on their prior FFS practice model, or structure a contract to offer a monthly, fixed, capitated payment for each patient paneled to their practice. Additionally, we provide quality incentive payments to our physician partners as they close quality gaps in care, enable patient access and improve documentation, rather than increasing the number of claims processed, or chargeable value of those claims. Finally, as improved clinical outcomes result in reduced medical costs, we share the savings between P3 and our physician partners. These contracts were built with the physician in mind, which is reflected in our results—an annual physician retention rate of over 88% for 2025. Aligning physician incentives with performance on growth, quality, patient disease documentation, and medical expense creates better economics within their practices.
Broad Delegated Care Model
Reshaping local healthcare. Our substantial experience in the population health management space has allowed us to build the capabilities to better control and manage the delivery of services across the full care continuum. Our team has the ability to take on additional services from our payor partners, including networking, credentialing, utilization management and claims processing. In order to take on these functions, our teams must pass regular delegation audits by CMS as well as our payor partners. By assuming responsibility for the patient’s entire care experience, we can tailor care provision and coordination to their individual needs. We take on this added burden, as it allows us to reshape the local healthcare market and accelerate the shift from a FFS model to a VBC model.
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
P3 Health Partners Inc. | 2025 Form 10-K | 7

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
Provider Portal is also used by our internal certified coders, who are certified by the American Academy of Professional Coders, to review and reconcile claims data with electronic medical record and charts data. This provides P3 an opportunity to capture dropped or missed codes documented in the patient’s medical record that were not properly converted during the initial submission of claims by our physician partner offices. This practice also ensures that the diagnosis data that is submitted to health plans is validated with appropriate supporting documentation for seamless acceptance by CMS for year-over-year risk calculation for our patients.
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
Analytic Management Tools. Analytic Management Tools is a business intelligence platform that converts data into visualizations and real-time metrics to empower decision making at every level across the organization. This platform provides comprehensive physician profiles, cost analysis, and quality metrics, allowing management to identify trends, uncover improvement opportunities, and optimize resource utilization. Additionally, its embedded Risk Adjustment engine helps quantify burden of illness, offering clinical risk stratification data that supports targeted care coordination for high-
P3 Health Partners Inc. | 2025 Form 10-K | 8

risk patient populations. It helps our administrative teams deliver a data driven approach for a better, more engaged physician experience and act as a support system to their practices.
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
Competition
The healthcare industry is highly competitive and fragmented. Our primary competition remains the status quo, FFS environment that much of the healthcare system operates in today. We currently face competition in every aspect of our business, including in offering a favorable reimbursement structure for existing physician partners and attracting payors and physician partners who are not contracted with us, from a range of large- and medium-sized local and national companies that provide care under a variety of models that could attract patients, providers and payors. Our primary competitors in the population health management space include Aledade, Astrana Health and agilon health, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed care services tools and may provide these services to their physicians and patients at discounted prices or may seek to expand their relationships with additional competing physicians or physician networks. Other organizations may also seek to apply specialized services or programs, including providing data analytics or disease-based programs, designed to enable physicians or payors to operate successfully under VBC arrangements. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants. Our growth strategy and our business could be adversely affected if we are not able to continue to access existing
P3 Health Partners Inc. | 2025 Form 10-K | 9

geographies, successfully expand into new geographies or maintain or establish new relationships with payors and physician partners.
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
Human Capital
As of December 31, 2025, we had approximately 320 full-time employees. We consider our relationship with our employees to be good. None of our employees are currently represented by a labor union or party to a collective bargaining agreement.
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
P3 Health Partners Inc. | 2025 Form 10-K | 10

People join P3 because of our mission: to ensure providers and their patients get the healthcare they deserve. Together with our employees and physician partners, we have defined our core values as:
•People: Our attitude is respecting and valuing everyone. Our community is strong and safe. We are “family” and we take care of each other with the same intensity as we take care of our patients.
◦Collaboration “We achieve more when we work as one.”
◦Service: “We serve others with empathy, purpose, and a commitment to excellence.”
•Passion: Our heart is our patients. Our soul is our clinicians. Our strength is our people and culture.
◦Accountability: “We own our commitments and deliver results, individually and together.”
◦Empowerment: “We empower everyone to identify and solve problems regardless of title or role.”
•Purpose: Our core is fixing health care. Our mindset is disciplined purposeful growth.

◦Innovation: “We view obstacles as catalysts for progress and growth.”
◦Adaptability: “We stay agile and resilient, embracing change and evolving to meet the needs of those we serve.
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
Government Regulation
Regulatory Licensing and Certification

Many states require regulatory approval, including licensure and certification, before establishing certain types of clinics offering certain professional and ancillary services, including the services P3 offers. The operations of the P3 owned and managed clinics are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, and proof of financial ability to operate. Our ability to operate profitably will depend in part on the ability of P3 owned and managed clinics and their providers to obtain and maintain all necessary licenses and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” P3 owned and managed clinics hold CLIA Certificates of Waiver and perform certain CLIA-waived tests, which subject such clinics to certain CLIA requirements, as well as applicable state law requirements. Sanctions for failure to comply with applicable state and federal licensing, certification and other regulatory requirements include suspension of licensure or payment eligibility, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.
With respect to P3’s providers participating in its network, P3 providers must meet minimum requirements to apply for participation or continued participation with P3 through a credentialing process, including, without limitation, having a valid, current medical license and registration with the U.S. Drug Enforcement Administration and applicable state pharmacy authority, if required for the provider’s scope of practice, the absence of any debarment, suspension,
P3 Health Partners Inc. | 2025 Form 10-K | 11

exclusion or other restriction from receiving payments from any government or other third-party payor program, and clearing the National Practitioner Data Bank’s reporting of any reportable events and/or disciplinary actions. P3’s credentialing program is designed to meet CMS and the National Committee for Quality Assurance (“NCQA”) credentialing requirements as well as applicable federal and state laws. P3’s credentialing committee is comprised of a group of multispecialty providers with responsibilities for thoroughly reviewing each P3 provider’s qualifications and credentials. Providers are generally recredentialed every three years or more often if necessary, which is consistent with industry guidelines. In addition, network providers are required under their participating provider agreements with P3 to have established an ongoing quality assurance program. Moreover, P3’s contracts may allow P3 to withhold compensation from time to time based upon the providers meeting certain quality metrics, including HEDIS quality measures and care coordination metrics.
State Corporate Practice of Medicine and Fee-Splitting Laws
Our arrangements with our affiliated professional entities and other physician partners are subject to various state laws, commonly referred to as corporate practice of medicine and fee-splitting laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional service fees with non-professional or business interests. These laws vary from state to state, including those where the Company does business, and are subject to broad interpretation and enforcement by state regulators. For example, the corporate practice of medicine prohibition in Nevada has only been established through intermittent attorney general opinions with limited guidance and no statutory or regulatory standards. Other restrictions in Nevada regarding fee-splitting and physician payments are found in statutes and regulations regarding physician licensure and restrictions on physician referrals of patients. Arizona’s corporate practice of medicine was established under older case law, and more recent legislation suggests that the prohibition may not be strictly enforced in the state, although not expressly permitted by this legislation or addressed in more recent decisional authority from Arizona’s courts. Oregon currently prohibits the corporate practice of medicine but has an exception for professional corporations with majority physician ownership where a non-licensed person or entity may hold minority ownership interest in such professional corporation.
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

In 2025, the Oregon legislature introduced and, on June 9, 2025, the governor signed into law, Oregon Senate Bill 951 (“SB 951”), which strengthened the state’s corporate practice of medicine doctrine and imposed new restrictions on dual ownership of a professional medical practice and a management services organization (“MSO”) that contractually provides management and administrative services for the medical practice. Under SB 951, MSOs cannot make hiring or compensation decisions for licensed medical providers, set schedules or patient loads, influence diagnostic coding or care protocols, negotiate payor contracts, or set billing and collection policies. SB 951 also prohibited MSOs from placing absolute restrictions on the abilities of the medical practices they served from selling their assets without MSO approval, or from internal sales of the medical providers’ stock or equity interests in the practice. SB 951 also invalidated a wide range of restrictive covenants limiting competition by physicians, often known as “non-compete” agreements, with exceptions for physicians who own 10% or more of the medical practice seeking to impose such restriction, or for very new physicians that require a substantial investment in hiring, relocation, and training.

SB 951 took effect on January 1, 2026 for entities that had not been formed as of the date of the bill’s passage into law, while existing professional entities and management services organizations in existence as of the bill’s passage have until January 1, 2029 to comply with its requirements. Immediately following SB 951’s passage, the Oregon legislature passed and governor signed into law Oregon House Bill 3410A (“HB 3410A”), a companion bill that clarified certain language within SB 951 and provided limited circumstances where a MSO’s relationship with a medical practice could continue to require the medical practice to restrict the transfer of its equity interests or assets, such as upon death, disqualification, or debarment.

P3 Health Partners Inc. | 2025 Form 10-K | 12

We believe we have structured our management services agreements with our affiliated professional entities to comply with the corporate practice of medicine and fee-splitting laws of Nevada, California, Arizona, and Nebraska, and we expect to enter into similar agreements with affiliated professional entities in other states where we may operate in the future. In our affiliated practices, all clinical decisions and other business and management decisions that result in control over a physician’s practice of medicine or a licensed professional’s clinical decisions remain exclusively with the affiliated professional entities, their physician shareholders and the physicians and licensed professionals employed and contracted by such entities.
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
The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Consequences for violation of the AKS range from civil enforcement through the False Claims Act, as discussed below, the imposition of administrative fines and penalties such as exclusion from the Medicare and Medicaid programs, through criminal prosecution that may result in incarceration and orders to pay fines, penalties, and restitution.
Several courts have interpreted the AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of healthcare business reimbursable by a federal healthcare program, AKS has been violated.
The AKS includes statutory exceptions and regulatory safe harbors that, if complied with, protect certain arrangements from constituting a violation of the law. By way of example, the AKS safe harbor for value-based arrangements and the safe harbor for arrangements between managed care organizations and downstream contractors both require, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of an applicable AKS safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, extent and degree of compliance with the applicable safe harbor factors, and such arrangements may be subject to greater scrutiny by enforcement agencies.
The federal prohibition on physician self-referral, commonly referred to as the “Stark Law,” prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services (“DHS”) from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless a statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is a civil, strict-liability statute and violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.
The federal False Claims Act (“FCA”) prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil FCA. Penalties for a violation of the FCA include fines of up to $0.1 million for each false claim (adjusted annually for inflation), plus up to three times the amount of damages caused by each false claim. Private individuals also have the ability to bring actions under these false claims laws in the name of the government alleging false and fraudulent claims presented to or paid by
P3 Health Partners Inc. | 2025 Form 10-K | 13

the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, are pervasive in the healthcare industry.
Further, the Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the AKS and civil FCA. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The U.S. Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”), also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws, such as their application to payment sources other than Medicare and Medicaid, and the interpretations of them, vary from state to state and are enforced by state regulatory authorities, each with broad and widely varying discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, and not just those reimbursed by a federally funded healthcare program, while other states have laws against kickbacks and self-referral that apply solely to Medicare or Medicaid funds.
Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, disgorgement, fines, restation, treble damages if pursued under the FCA, additional reporting requirements and compliance oversight obligations, in the event that a corporate integrity agreement or other agreement is required to resolve allegations of noncompliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs, and/or individual imprisonment.
Healthcare Reform
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, in the United States, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), substantially changed the way healthcare is financed by both governmental and private insurers. The ACA required, among other things, CMS to establish a Medicare shared savings program (“MSSP”) to promote accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). The MSSP allows for providers, physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. Since their inception, ACOs have gone through several evolutions, with CMS periodically launching ACO programs for defined time periods, which are succeeded by new ACO models. With each generation of ACO, CMS has intended for the rules governing ACO operation and organization to be responsive to any limitations identified in prior ACO generations, and to leverage changes in law and developments in technology to expand care available to patients and focus on aligning compensation to providers with quality of care delivered to patients. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. ACO program methodologies and participation requirements are updated by CMS for each performance year and participants are expected to comply with such program requirements and
P3 Health Partners Inc. | 2025 Form 10-K | 14

required to report on performance after the close of the year. ACOs that fail to comply with such program requirements can face penalties or even termination of their participation in the Medicare shared savings program.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. In July of 2025, congress passed and the President signed into law the One Big Beautiful Bill Act of 2025 (“OBBBA”), which affected certain provisions of the ACA. In particular, the OBBBA made changes regarding the availability of subsidies available for the purchase of plans available on healthcare exchanges created by the ACA, as well as automatic re-enrollment in the ACA marketplace. The OBBBA represents the latest legislative efforts to change the ACA, which vary between expanding or contracting the scope and function of the ACA depending on which political party controls the presidency and/or the majority of one or both houses of Congress.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers by 2%, commonly known as “sequestration.” Sequestration was legislated to take effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through the first six months of fiscal year 2032. Since adopting this sequestration into law, though, its implementation and resulting reductions in Medicare payments have been repeatedly suspended from taking effect, including through the Infrastructure Investment and Jobs Act of 2023, Consolidated Appropriations Act of 2024, American Relief Act of 2025, and the OBBBA. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additionally, the CMS Innovation Center continues to test an array of value-based alternative payment models, including the Global and Professional Direct Contracting Model to allow Direct Contracting Entities to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in these pilot payment models, we may choose to do so in the future. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which first affected physician payment in 2019 based on physician participation in the Merit-Incentive Based Program (“MIPS”), or other eligible alternative payment model. Due to the revenue-neutral nature of MACRA and MIPS’s proposals for increasing or otherwise adjusting physician compensation, the result has been that certain physician organizations have received incentive payments for improved outcomes and reported increases in quality measures, while other physicians and provider groups saw reimbursements decrease due to not participating in such updates or failing to report data. Incentive payments available under MIPS have also decreased over time, as have the amounts of incentive payments available under certain alternative payment models. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, adopt new payment models that rely on the data-gathering and reporting capacities of new technology to assess the quality of care provided to patients, and other changes as government healthcare programs and other third-party payors transition from FFS to value-based reimbursement models. These updates have included, and may continue to include in the future, risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.
Further, healthcare providers and industry participants are also subject to a growing number of requirements intended to promote interoperability of electronic medical records systems and the exchange of patient health information between and among them. For example, on April 5, 2021, healthcare providers and certain other entities became subject to information blocking restrictions pursuant to the 21st Century Cures Act (the “Cures Act”) that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by the HHS as a reasonable and necessary activity. In 2022, the Information Blocking Rule, which was contemplated by the Cures Act, took effect, with subsequent amendments via rulemaking in 2023 and 2024 to clarify certain aspects of the rule and its intended implementation. The Information Blocking Rule allowed HHS to impose penalties of up to $1 million per violation on healthcare providers, information technology service providers, health information exchanges, health information networks, or software developers that block the access or exchange of electronic health information. Revisions
P3 Health Partners Inc. | 2025 Form 10-K | 15

to this rule clarified what entities were subject to its requirements, what conduct or activity was permitted or constituted impermissible information blocking, and made other changes to reflect changing law, particularly in the area of reproductive health. Violations may result in other disincentives and consequences. It is unclear at this time what the costs of compliance with the new rules will be and what additional risks there may be to our business.
Data Privacy and Security Laws
We are subject to a number of federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information, including health information privacy and security laws, data breach notification laws, and consumer protection laws and regulations, including HIPAA, 42 C.F.R. Part 2 (“Part 2”), regulations promulgated under the Cures Act, and other state laws that guard data privacy, including those in California and Nevada. The incidence of data breaches has escalated significantly from 2019 through the end of 2025, and continues to be a risk to us and the healthcare sector in general due to both business risk and potential administrative, civil and even criminal liability, including penalties, fines, and corrective actions, that may arise from data breaches or the inaccessibility of patient information, such as in “ransomware” attacks.
Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation, including class actions. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Federal and State Insurance and Managed Care Laws
Regulation of downstream risk-sharing arrangements, including, but not limited to, at-risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity without predictable guidance. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements several times greater than normal bond or security requirements necessary to obtain a license or certificate required for operation, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing organizations like us and our affiliated providers. For example, P3 acquired Medcore HP, a licensed health plan under California’s Knox Keene Act, which subjects the entity to certain capital requirements, licensing or certification, governance controls, utilization review, grievance procedures, and reporting requirements among others. While these regulations have not had a material impact on our business to date, as we continue to expand, for example, through acquisitions or otherwise, these rules may require additional resources and capitalization and add complexity to our business.
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
P3 Health Partners Inc. | 2025 Form 10-K | 16

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
P3 Health Partners Inc. | 2025 Form 10-K | 17

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
As of December 31, 2025, we had $25.0 million of unrestricted cash and cash equivalents available to fund future operations, $336.7 million of outstanding indebtedness, of which $45.0 million is classified as current on our balance sheet, and $287.8 million of unpaid claims. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. Based on our currently available cash resources, including the aggregate proceeds of $18.0 million we received from a related party financing transaction in January and February 2026, and assuming no other financing transactions, we believe we will require additional funding in 2026. As a result of these factors, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements included elsewhere in this Form 10-K are issued. In evaluating our ability to continue as a going concern and meet our obligations, management considered our current projections of future cash flows, current financial condition, sources of liquidity, and debt obligations for at least one year from the date of issuance of this Form 10-K.
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
The California Department of Managed Health Care (“DMHC”) has instituted regulations intended to provide a formal mechanism for monitoring the financial solvency and operational performance of risk-bearing organizations (including capitated physician groups) and Restricted Knox-Keene licensed health plans in California. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:
•Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and
•Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including incurred but not reported (“IBNR”) calculations, documentation, and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, and (ii) had maintained compliance with minimum “cash-to-claims ratio,” tangible net equity, and positive working capital requirements.
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
P3 Health Partners Inc. | 2025 Form 10-K | 18

The DMHC determined that, as of December 31 2025 Medcore HP was not in compliance with the DMHC’s positive tangible net equity requirement. As a result, the DMHC required Medcore HP to develop and implement a corrective action plan (“CAP”) for such deficiency. Medcore HP submitted its CAP in March 2026.
Risks Related to Our Operating History
We have a history of net losses. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We have experienced losses since our inception. For the year ended December 31, 2025, we incurred net losses of $323.1 million. As of December 31, 2025, we had an accumulated deficit of $651.1 million. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan. We expect that our operating expenses will continue to increase as we grow our business, build relationships with physician partners and payors, develop new services and comply with the requirements associated with being a public company. Since our inception, we have financed our operations primarily through cash we obtained as a result of the Business Combinations, private placements of equity securities, issuances of promissory notes, payments received from various payors, borrowings under the Term Loan Facility (as defined herein) and the disposition of certain of our Florida assets. We may not succeed in sufficiently increasing our revenue to offset these expenses. Consequently, we may not be able to achieve and maintain profitability for the current or any future fiscal year. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
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
•anticipate and respond to changes in Medicare reimbursement rates and the markets in which we operate, including rule changes that may limit the reimbursement we can obtain from Medicare;
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
•maintain and improve the infrastructure underlying our platform, including our data protection, implementation of artificial intelligence for appropriate functions to the extent permitted by applicable law, intellectual property and cybersecurity; and
P3 Health Partners Inc. | 2025 Form 10-K | 19

•successfully update our platform and services, including expanding our services into different healthcare products and services, develop and update our software, offerings and services to benefit our members.
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
Our Term Loan Facility (as defined herein) with CRG Partners (the “Lender”), the VGS Promissory Note, the VGS 2 Promissory Note, the VGS 3 Promissory Note, VGS 4 Promissory Note, and VGS 5 Promissory Note (each as defined herein and collectively, the “Loan Documents”) contain affirmative and negative covenants which, among other things, require us to maintain minimum liquidity and annual minimum revenue levels that increase over time and restrict P3 LLC’s ability and the ability of its subsidiaries from, among other things, incurring certain indebtedness and liens, and making certain restricted payments. If we breach these or other financial covenants and fail to secure a waiver or forbearance from the lenders, such breach or failure could result in an event of default and accelerate the repayment of the outstanding debt or the exercise of other rights or remedies that our lenders may have under applicable law. We were not in compliance with the Loan Documents’ covenants related to issuance of the 2025 financial statements with an audit opinion free of a “going concern” explanatory paragraph. The lenders under the Loan Documents have granted us a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” explanatory paragraph in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2025. We were in material compliance with all other covenants under the Loan Documents as of December 31, 2025; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Loan Documents or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
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
P3 Health Partners Inc. | 2025 Form 10-K | 20

A significant portion of our assets consists of other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
As of December 31, 2025, the net carrying value of other intangible assets represented $492.4 million, or 75% of our total assets. Indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Definite-lived intangible assets totaling $491.7 million are amortized over 10 years. If our operating performance falls below our then current projections or if there are material changes to management’s assumptions, we have in the past and could in the future be required to recognize additional non-cash charges to operating earnings for other intangible asset impairment, which could be significant. For example, due to the decrease in the share price over the second and fourth quarters of 2022, the Company recorded a significant goodwill impairment charge of $1,315.0 million during the year ended December 31, 2022. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a securityholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and these forms of financing may have rights, preferences, and privileges senior to those of holders of our common stock and may involve restrictive covenants which could place significant restrictions on our operations. For example, from December 2022 through December 2025, in various private placement transactions and in connection with the issuance of unsecured promissory notes (see Note 11 “Debt” to the consolidated financial statements included elsewhere in this Form 10-K), we have issued an aggregate of 14.7 million shares of Class A common stock and warrants and pre-funded warrants to purchase an aggregate of 8.2 million shares of Class A common stock. See Part II, Item 7A. “Management’s Discussion and Analysis of Financial Condition
P3 Health Partners Inc. | 2025 Form 10-K | 21

and Results of Operations—Liquidity and Capital Resources.” If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, or future revenue streams or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance development activities. If we are unable to raise additional funds when needed to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Our Business and Industry
Pandemics or epidemics have impacted, and may in the future impact, our operations and may materially and adversely affect our business and financial results.
The extent to which any pandemic, epidemic, or outbreak of an infectious disease may directly or indirectly impact our operations and results of operations will depend on multiple factors, including, but not limited to the ultimate geographic spread of the disease, the duration and scope of the outbreak, the emergence of variants, the availability and efficacy of vaccines, and government, social, business and other actions that are taken in response to the pandemic or outbreak, including federal designation as a public health emergency (“PHE”) and the federal regulatory and legislative response to addressing that PHE. We may be unable to properly anticipate or prepare for these events and, as a result, our business may be materially adversely impacted.
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
Competition for qualified personnel in our industry is intense due to the limited number of individuals who possess the required skills and experience. In particular, we face substantial competition for physicians and other healthcare providers. As a result, as we continue to grow and enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills. We continued to experience labor shortages in 2025. Additionally, the trend towards eliminating or significantly reducing the enforceability of restrictive covenants and non-compete provisions in states where we operate or may operate in the future, may impair our ability to attract or retain talent, and may have unforeseen consequences on wages and benefits for physicians and other healthcare providers. A number of factors have and may in the future adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, and other government regulations. In addition, we have experienced high employee turnover and expect to continue to experience high employee turnover in the future. New hires require significant training and, in most cases, take significant time before such personnel achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, we may not be able to effectively pursue our business plan which could harm our business, financial condition, cash flows and results of operations.
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
P3 Health Partners Inc. | 2025 Form 10-K | 22

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
Further, our growth strategy depends, in part, on securing and integrating new high-caliber physician partners and expanding into new geographies in which we have little or no operating experience. Integration and other risks can be more pronounced for larger and more complicated relationships or relationships outside of our core business space, or if multiple relationships are pursued simultaneously. Additionally, new geographies may be characterized by stakeholder preferences for, and experience with, rates of MA enrollment, MA reimbursement rates, the characteristics of the populations eligible for or covered by MA, payor concentration and rates of unnecessary variability in and utilization of medical care that differ from those in the geographies where our existing operations are located. Likewise, new geographies into which we seek to expand may have laws and regulations that differ from those applicable to our current operations that may delay, impede, or even preclude successful expansion into those markets. We may be unfamiliar with the regulatory requirements in each geography that we enter, and we may be forced to incur significant expenditures to ensure compliance with requirements to which we are subject. If we are unable or unwilling to incur such costs, our growth in new geographies may be less successful than in our current geographies.
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
Substantially all of our total revenue relates to federal government healthcare programs. The policies and decisions made by the federal government regarding these programs have a substantial impact on the size of our membership base, the reimbursement rates among members and manner in which those rates are changed or updated, and our network of providers and therefore, our results of operation. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care.
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
P3 Health Partners Inc. | 2025 Form 10-K | 23

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
We often do not have access to reliable historical data regarding the size, revenue or medical expense levels of our target geographies or potential physician partners. As a result, our market opportunity estimates and financial forecasts developed as we enter into a new geography are subject to significant uncertainty, and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K and our other public disclosures relating to the size and expected growth of the market for our services and the estimates of our market opportunity may prove to be inaccurate.
Principal assumptions relating to our market opportunity include estimates of the total number and average length of relationships between MA patients and their physicians, the ratings of the MA patients within the target market’s population, historical MA patient growth rates, amount of revenue and medical expenses associated with MA members expected to be attributed to our affiliated professional entities and other physician partners and historical experience that such physician partners have with a similar platform. Our market opportunity is based on the assumption that our platform, partnership and network model will be more attractive to potential physician partners than competing options. However, potential physician partners may elect to pursue a different strategic option.
Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the medical expenses of patients may be outside of our affiliated providers’ control in the event that patients take certain actions that increase such expenses, such as unnecessary hospital visits. Numerous factors impact our ability to accurately estimate and control our medical expenses, many of which are not within our control. Factors that may cause medical expenses to exceed estimates include:
•the health status of our members, including changes to that status and ability to adjust MA reimbursement to reflect that risk, including due to changes in MA measurement of risk and reimbursement;
•higher levels of hospitalization among our members;
•higher than expected utilization of new or existing healthcare services or technologies;
•an increase in the cost of healthcare services and supplies, whether as a result of inflation, labor competition, or otherwise;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to specialist physicians, hospitals and ancillary providers;
•changes in the demographics of our members and medical trends;
P3 Health Partners Inc. | 2025 Form 10-K | 24

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
In response to the COVID-19 pandemic, the CMS, the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare pays for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, was also relaxed in many jurisdictions as a result of the COVID-19 pandemic. Although telehealth flexibilities have been durable since the end of the COVID-19 pandemic, the availability of these flexibilities and extent to which Medicare will pay for remote care is the subject of annual legislation to fund Medicare and the annual publication of the Physician Fee Schedule. While Telehealth has generally remained intact during 2025 and Medicare will permit many telehealth services through December 31, 2027, the lack of permanent
P3 Health Partners Inc. | 2025 Form 10-K | 25

legislation assuring its funding as covered services will create periodic uncertainty regarding the long-term future of telehealth as an avenue of providing services to patients, and makes the availability of this service subject to periodic political or fiscal debates. If laws or regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.
The termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or nonrenewal of our contracts with those plans, could have a material adverse effect on our revenue and operations.
We contract with health plans to provide capitated care services with respect to certain of their MA members. Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Our contracts with four health plans to provide capitated care services for their members collectively accounted for approximately 75% of our total revenue for the year ended December 31, 2025. If a plan with which we contract for these services loses its MA contracts with CMS, receives reduced or insufficient government reimbursement under the MA program, decides to discontinue its MA and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. Increased attention to the costs of the MA program in the media and within HHS may result in smaller-than-expected increases in MA reimbursement and make participation in MA less desirable in comparison to other plans, such as traditional FFS Medicare. On January 26, 2026, CMS issued its Advance Notice identifying proposed methodological changes to risk calculation and capitation beginning in calendar year 2027, soliciting public comments in response to these proposals before finalizing MA’s payment rules for calendar year 2027. This public comment period ended on February 25, 2026, with more than 46,500 comments received by CMS. Although the Advance Notice identifies an effective growth rate of 4.97%, CMS’s own calculations estimate that the average increase in MA reimbursement will be 0.09% compared to calendar year 2026. This Advance Notice also proposes changes in risk adjustment methodology and star ratings for MA plans under HHS’s mandatory five-star rating system. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, certain patients covered by such plans may choose to shift to another PCP within their health plan’s network. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as Centene Corporation, Atrio Health Plans, United Healthcare, Humana and Aetna, with respect to their MA members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business.
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
P3 Health Partners Inc. | 2025 Form 10-K | 26

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
As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the MA plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursement received by these health plans with respect to our patients, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Given each health plan’s control of its plans and the many other providers that serve such plans, we believe that we will have limited ability to influence the overall quality rating of any such plan. The Bipartisan Budget Act, passed in February 2018, implemented certain changes to prevent artificial inflation of star ratings for MA plans offered by the same organization, with such ratings subject to CMS’s regulation and oversight through periodic recalibration of ratings criteria and data relied upon for such calculations. In addition, CMS has terminated plans that have had a rating of less than three stars for three consecutive years, whereas MA plans with five stars are permitted to conduct enrollment throughout almost the entire year. On January 26, 2026, CMS issued its Advance Notice identifying proposed methodological changes to risk calculation and capitation beginning in calendar year 2027, which proposes changes to this star rating system for MA plans that may be more stringent and result in reduced average reimbursement for MA organizations and their providers if finalized. Because low quality ratings can potentially lead to the termination of a plan that we serve, we may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our primary competitors include Aledade, Astrana Health, Inc. and agilon health, inc., in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed services tools and may provide these services to their physicians and patients at discounted prices, or may seek to expand their relationships with additional competing physicians or physician networks, including in geographic areas we serve. This may result in a more competitive environment and increased challenges to grow at the rates we have projected. We expect that competition will continue to increase as a result of consolidation in the healthcare industry and increased demand for its services.
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
P3 Health Partners Inc. | 2025 Form 10-K | 27

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
The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur, including as a result of the current U.S. Presidential administration. Future changes are expected as a result of the upcoming midterm Congressional elections in 2026. General reductions in expenditures by healthcare industry participants could result from, among other things:
•government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•consolidation of healthcare industry participants;
•finalization of the calendar year 2027 MA rates, including any changes to risk adjustment and other factors that affect the total spending allocated to the MA program;

•reductions in government funding for healthcare, whether for providers, beneficiaries, or otherwise; and
P3 Health Partners Inc. | 2025 Form 10-K | 28

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
Our overall business entails the risk of medical liability claims. Successful medical liability claims could result in substantial damage awards that exceed the limits of our and those affiliated professionals’ insurance coverage. Legislative changes in California and Nevada have resulted in increased damages that can be recovered in medical liability claims. Relatedly, legislative changes in Nevada have resulted in changes to the coverage requirements for medical liability insurance policies when defending and paying claims, resulting in upward pressure on premiums, and may result in increased deductibles or self-insurance requirements for such policies. We carry or will carry professional liability insurance for the Company and each of our healthcare professionals. Additionally, all of the network providers that contract or will contract with us separately carry or will carry professional liability insurance for themselves and their healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to us and our affiliated professionals in the future at acceptable costs or at all, which may negatively impact our and our affiliated professionals’ ability to provide services to members, and thereby adversely affect our overall business and operations.
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
The Cures Act included many provisions related to data interoperability, information blocking and patient access. In March 2020, the HHS, Office of the National Coordinator for Health Information Technology, which is now known as the Office of the Assistant Secretary for Technology Policy and Office of the National Coordinator for Health Information Technology (“ASTP/ONC”), and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, known as the Information Blocking Rule, which took effect in 2022. This rule includes, among other things, requirements surrounding information blocking, changes to ASTP/ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces that connect to provider electronic health record systems. The Information Blocking Rule affected the information sharing and accessibility practices of healthcare providers, health IT developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans, including us. For example, this rule prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information (“EHI”), also known as “information blocking.” To further support access and exchange of EHI, the ASTP/ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In June 2023, HHS finalized its regulations implementing statutory penalties for information blocking, which are up to $1 million per violation. Enforcement of information blocking penalties began on September 1, 2023; subsequent rulemaking in December 2023 and December 2024 narrowed the scope of entities that qualify as certified health IT developers, updated Health IT Certification Program requirements, modified information blocking exceptions, added a definition of “reproductive health care,” created a new Protecting Care Access Exception and finalized revisions to the Privacy and Infeasibility Exceptions. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
P3 Health Partners Inc. | 2025 Form 10-K | 29

Our business and operations would suffer in the event of information technology system failures, security breaches, cyberattacks or other deficiencies in cybersecurity.
Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, materially adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems have been and could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
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
The secure processing, storage, maintenance and transmission of information are vital to our operations and business strategy, and we devote significant resources to protecting such Confidential Information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable. We have in the past experienced low-threat attacks by hackers or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. For example, in April 2023 we were the target of a type of wire transfer fraud known as a business email compromise (“BEC”) scam. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. While this fraud did not cause material losses to us, it reflects that we are continually susceptible to the risk of being targeted for a cyberattack.
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
P3 Health Partners Inc. | 2025 Form 10-K | 30

Past and future cyberattacks or security incidents could result in legal claims or administrative or civil proceedings, and liability under federal or state laws that protect the privacy of personal information, and corresponding regulatory penalties. In addition, we could face criminal liability, damages for contract breach and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Notice of breaches may be required to be made to affected individuals, HHS, or other state or federal regulators; for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Despite our implementation of security measures to prevent unauthorized access, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.
Numerous state and federal laws, regulations, standards and other legal obligations, including consumer protection laws and regulations, which govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including health-related information, could apply to our operations or the operations of our partners. For example, HIPAA imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities, such as the affiliated professional entities or other physician partners, and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.
Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS Office for Civil Rights and, in certain circumstances involving large breaches, to the media and disclosed on the internet. Business associates, as defined in the HIPAA regulations, must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices (including refusal of access to PHI) or an audit by HHS may be subject to significant civil and administrative fines and penalties, and may even face criminal penalties, in addition to potential additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
The Federal Trade Commission (the “FTC”) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act, including for healthcare-related information that is beyond the scope of HIPAA. Even when HIPAA does not apply, the FTC treats violations of consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act and, where applicable, its related Health Breach Notification Rule, which imposes HIPAA-like reporting obligations on companies that maintain individuals’ healthcare information that is not subject to HIPAA’s protections. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. We expect even greater scrutiny by federal and state regulators, partners, and consumers of our
P3 Health Partners Inc. | 2025 Form 10-K | 31

collection, use and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal information, through websites or otherwise, and to regulate the presentation of website content.
Further, certain states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Further, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Nevada enacted a similar revision to its privacy laws through the 2019 Nevada Privacy Law, which took effect on October 1, 2019. Specific to medical information, California’s Confidentiality of Medical Information Act (the “CMIA”) places restrictions on the use and disclosure of health information, including PHI, and other personal information, and can impose a significant compliance obligation. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
P3 Health Partners Inc. | 2025 Form 10-K | 32

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
•changes to our pricing model, including due to lack of growth or reductions in MA reimbursement levels;
•our ability to introduce new features and services and enhance our existing platform and our ability to generate significant revenue from new features and services;
•the impact of outages of our platform and associated reputational harm;
•security or data privacy breaches and associated remediation costs;
•impairment charges;
•the timing of expenses related to the development or acquisition of technologies or businesses; and
•pandemics or epidemics.
Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class A common stock and publicly traded warrants.
P3 Health Partners Inc. | 2025 Form 10-K | 33

Our only significant asset is the ownership of a minority of the economic interest in P3 LLC, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A common stock.
We have no direct operations and no significant assets other than the ownership of a minority of the economic interests in P3 LLC. As of December 31, 2025, we owned approximately 46% of the economic interests in P3 LLC. We depend on P3 LLC and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including to satisfy our obligations under the Tax Receivable Agreement, or to pay any dividends with respect to our Class A Common Stock. Legal and contractual restrictions in agreements governing the indebtedness of P3 LLC and its subsidiaries limit our ability to obtain cash from P3 LLC. The earnings from, or other available assets of, P3 LLC and its subsidiaries may not be sufficient to enable us to satisfy our financial obligations, including our obligations under the Tax Receivable Agreement, or pay any dividends on our Class A common stock should we decide to do so. P3 LLC is classified as a partnership for U.S. federal income tax purposes and, as such, is generally not be subject to entity level U.S. federal income tax. Instead, taxable income is allocated to holders of P3 LLC units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by P3 LLC. Under the terms of the P3 LLC Amended and Restated Limited Liability Company Agreement (the “P3 LLC A&R LLC Agreement”), and the Tax Receivable Agreement, P3 LLC is obligated to make tax distributions or payments to holders of its P3 LLC units, including us, except to the extent such distributions or payments would render P3 LLC insolvent or are otherwise prohibited by law or the terms of any credit facility. In addition to our tax payment obligations, we also incur expenses related to our operations and our interests in P3 LLC, including costs and expenses of being a publicly traded company, all of which could be significant. To the extent that we require funds and P3 LLC or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.
Our business could be adversely impacted by climate change, extreme weather conditions and natural disasters.
The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather events (such as floods, droughts, hurricanes, wildfires and severe storms), whether as a result of climate change or otherwise, could, among other things, disrupt our operations or damage or destroy our headquarters or owned or managed clinics, which may cause us to suffer losses and additional costs to maintain or resume operations, which could have an adverse impact on our business and results of operations. Public health crises arising from such extreme weather events and natural disasters or effects of climate change could also impact our business operations and result in increased medical care costs. For example, natural disasters, such as a wildfire affecting California, could have significant impacts on the health of a large number of our members. In addition, implementing changes to mitigate risks associated with such events may result in substantial short- and long-term additional operational expenses, which could have a material adverse effect on our business, results of operations or financial condition.
Changes in laws and regulations related to AI Technologies could adversely affect our products, services, and results of operations.
We use artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations that govern the use of AI Technologies in healthcare applications, including for documentation, administrative tasks, and utilization in the review, denial, or appeal of claims. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
It is possible that new laws and regulations will be adopted in the United States, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects
P3 Health Partners Inc. | 2025 Form 10-K | 34

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
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships and arrangements with healthcare providers and vendors, our marketing activities and other aspects of our operations. Of particular importance are:
•the AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. By way of example, the AKS safe harbor for value-based arrangements requires, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal, although such arrangements may be subject to greater scrutiny by government authorities. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of DHS, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•the FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud; including alleged upcoding or improper coding of diagnosis codes under the risk-adjustment methodology, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing, coding or risk adjustment information to our affiliated professional entities and other physician partners through Provider Portal and Analytic Management Tools, respectively. The government may also assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the Civil Monetary Penalties Statute, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
P3 Health Partners Inc. | 2025 Form 10-K | 35

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
P3 Health Partners Inc. | 2025 Form 10-K | 36

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
Our contractual relationships with our affiliated professional entities and other physician partners may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services or exercising control over licensed physicians or other healthcare professionals (such activities generally referred to as the “corporate practice of medicine”) or engaging in certain practices such as fee-splitting with such licensed professionals. The interpretation and enforcement of these laws vary significantly from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services and/or that our arrangements with our affiliated professional entities and other physician partners constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our affiliated professional entities and other physician partners to bring our activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in professional disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services to members of the health plans with whom we contract.
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
P3 Health Partners Inc. | 2025 Form 10-K | 37

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
•criminal penalties;
•a corporate integrity agreement with HHS’s OIG; and
•loss of certain rights under, or termination of, our contracts with payors.
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
P3 Health Partners Inc. | 2025 Form 10-K | 38

CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a final rule issued by CMS in January 2023, overpayments to MA plans that are identified as a result of a Risk Adjustment Data Validation (“RADV”) audit will be subject to extrapolation for plan year 2018 and any subsequent plan year. On November 14, 2024, CMS initiated the payment year 2018 MA RADV audits and expects to begin issuing payment year 2018 audit findings in mid-calendar year 2026. In addition, CMS will not apply an adjustment factor, known as an FFS Adjuster, in RADV audits to account for potential differences in diagnostic coding between the MA program and Medicare FFS program. We are continuing to assess the potential impact this final rule may have on our business and operations.
On March 31, 2023, CMS issued its final 2024 Medicare Advantage Rate Announcement, which implements a three-year phase-in of certain changes to the methodology CMS will use to perform risk adjustment for plan years 2024 through 2026. Under the new risk adjustment model that was implemented in 2024, CMS has changed the manner by which over 2,000 diagnosis codes, across a range of disease and condition categories, are considered for purposes of patient risk scoring, with certain of these codes no longer impacting risk scoring. On April 1, 2024, CMS released the 2025 Medicare Advantage Rate Announcement, which continues the three-year phase in by blending 67% of the risk score calculated using the updated 2024 MA risk adjustment model with 33% of the risk score calculated using the 2020 MA risk adjustment model. While the codes subject to changes represent only a fraction of the total number of conditions considered for purposes of risk adjustment, this change and any future changes to CMS’s risk adjustment methodology could impact the revenue we record from MA plans.
On January 26, 2026, CMS issued its Advance Notice identifying proposed methodological changes to risk calculation and capitation beginning in calendar year 2027, soliciting public comments in response to these proposals before finalizing MA’s payment rules for calendar year 2027. Although the Advance Notice identifies an effective growth rate of 4.97%, CMS’s own calculations estimate that the average increase in MA reimbursement will be 0.09% compared to calendar year 2026. Other changes are proposed that may heighten the standards required for patient risk adjustment to be captured in data reported to or evaluated by CMS when calculating MA reimbursement rates and may result in reduced reimbursement relative to the actual risk levels of patients and patient populations. This January 25, 2026 Advance Notice also sets forth potential changes to the measurement of MA plans’ star ratings, which may also result in reductions in capitated payments and total reimbursement to the MA organizations offering those plans, and their providers. The exact outcome of these proposals and their potential effects on our business are uncertain until CMS issues its 2027 Medicare Advantage Rate Announcement, which is expected in the second quarter of 2026.
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
P3 Health Partners Inc. | 2025 Form 10-K | 39

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
In addition, new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. The full effects of the changes to the healthcare system included in the OBBBA, which became law in July of 2025, are still being experienced and determined. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.
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
Regulatory proposals directed at containing or lowering the cost of healthcare, including ACO REACH, and our participation, voluntary or otherwise, in such proposed models, could impact our business, financial condition, cash flows and operations.

The CMS Innovation Center continues to test an array of value-based alternative payment models. In 2023, the CMS Innovation Center launched the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model (formerly known as the Global and Professional Direct Contracting Model) to replace the prior ACO models that provided for direct contracting between ACOs and CMS. The REACH model allowed participating
P3 Health Partners Inc. | 2025 Form 10-K | 40

ACOs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. We have an ACO established in Arizona, Nevada, California and Oregon participating in the REACH model. The REACH model is scheduled to expire on December 31, 2026.

The REACH model is expected to be directly succeeded by the Long-term Enhanced ACO Design (“LEAD”) model for ACOs, which is scheduled to operate from January 1, 2027, through December 31, 2036. We expect to participate in the ACO LEAD program and other ACO programs that CMS and the CMS Innovation Center may announce in the future. The ACO LEAD model’s 10-year duration is expected to encourage predictable, long-term investment in healthcare delivery. CMS’s messaging around the ACO LEAD program indicates that it will address issues that ACOs have reported under the ACO REACH model, with the ACO LEAD model intended to improve ACO coordination with specialists, data-sharing between ACOs, care for patients dually eligible for Medicare and Medicaid, more favorable risk adjustments for complex patients, relaxed standards for ACOs that are new or rurally based, and rebasing of ACO benchmarks once per decade, instead of annual rebasing under ACO REACH. Other enhancements will be available under the ACO LEAD model, including the availability of medical nutrition therapy, buying down the premiums of beneficiaries’ Medicare Part D prescription drug premiums, and incentives for dietary interventions and availability of beneficial hemp-based products where they are legal. More details regarding ACO LEAD, including CMS’s selection of participating ACOs from those that apply in the spring of 2026, and the new model’s implementation before its January 1, 2027 start date, are expected throughout 2026, particularly if CMS accepts our application to participate in the ACO LEAD model. Additionally, other ACO models are expected from the CMS Innovation Center that may operate in conjunction with, or separate from, the ACO LEAD model. The exact details of other forthcoming and anticipated ACO models currently are unknown and how those models will affect our business cannot be fully anticipated at this time.

The exact impacts of the ACO LEAD Model and future ACO models in which we expect to participate are unknown and may not be known until CMS finalizes associated rules, publishes, and implements them. Nonetheless, we expect these care models, requirements for participation, and payment rules to affect our business in the future. Just as CMS changes and has changed payment metrics and conditions for the ACO REACH model on an annual basis, it is expected that the ACO LEAD model will be subject to similar changes, and across the wider range of factors addressed within the new model.
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
We are required to meet the continued listing requirements of the Nasdaq Capital Market and if we fail to satisfy such continued listing requirements, Nasdaq may take steps to delist our securities. For example, on November 12, 2025, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (“the Staff”) of Nasdaq indicating that we did not maintain a minimum of $2.5 million of stockholders’ equity under the Nasdaq Listing Rule 5550(b)(1) (the “Listing Rule”). The Letter also indicated that we do not currently meet either of the alternative standards relating to market value of listed securities or net income from continuing operations set forth in the Listing Rule.
The notification does not immediately affect the listing of our Class A common stock or warrants on Nasdaq. We submitted a plan to regain compliance, which Nasdaq accepted and has granted us an extension through May 20, 2026 to allow us to evidence compliance. If we are otherwise unable to regain compliance within the applicable time period, our securities could be subject to delisting. We would then be entitled to appeal the Staff’s determination to the Nasdaq Hearings Panel. We are evaluating and pursuing alternatives to regain compliance and intend to take the actions necessary to restore compliance within the permitted timeframe. However, there can be no assurance that we will be able to restore compliance.
P3 Health Partners Inc. | 2025 Form 10-K | 41

Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of our securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our Class A common stock. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor confidence. Moreover, there is no assurance that any actions that we take will be successful in restoring our compliance with the Listing Rule or will prevent future non-compliance therewith. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.
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
P3 Health Partners Inc. | 2025 Form 10-K | 42

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
P3 Health Partners Inc. | 2025 Form 10-K | 43

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
P3 Health Partners Inc. | 2025 Form 10-K | 44

There may be sales of a substantial amount of our Class A common stock in future by our stockholders, and these sales could cause the price of our Class A common stock to fall.
As of December 31, 2025, there were approximately 3.3 million shares of Class A common stock outstanding and an additional approximately 3.9 million shares of Class V common stock, which are exchangeable, together with P3 LLC units, for an equivalent number of shares of Class A common stock. Our issued and outstanding shares of Class A common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of December 31, 2025, approximately 50.4% of the outstanding shares of Class A common stock (on an as-converted and as-exchanged basis) were held by entities affiliated with us and our executive officers and directors.
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
Foresight issued 0.2 million warrants to purchase shares of our Class A common stock (the “Public Warrants”) as part of the units offered in its initial public offering and, simultaneously with the closing of its initial public offering, Foresight issued in a private placement an aggregate of 16,650 units, including (i) an aggregate of 5,550 private placement warrants, each exercisable to purchase one share of Class A common stock at $575.00 per share, subject to adjustment (the “Private Placement Warrants”), and (ii) an aggregate of 16,650 shares of Class A common stock.
Since December 2022, in various private placement transactions and in connection with our issuance of our outstanding promissory notes (see Note 11 “Debt” to the consolidated financial statements included elsewhere in this Form 10-K), we have issued warrants and pre-funded warrants to purchase an aggregate of 8.2 million shares of Class A common stock.
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
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.50 per Public Warrant if, among other things, the last reported sales price of our Class A common stock equals or exceeds $900.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Public Warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force our stockholders (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Public Warrants at the then-current market price when you might
P3 Health Partners Inc. | 2025 Form 10-K | 45

otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.
In addition, we may redeem the Public Warrants commencing 90 days after they become exercisable and prior to their expiration, at a price of $5.00 per Public Warrant if, among other things, the last reported sale price of our Class A common stock equals or exceeds $500.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the Public Warrant holders. In such a case, the holders will be able to exercise their Public Warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants, including because the number of shares of Class A common stock received in connection with such an exercise is capped at 0.00722 shares of Class A common stock per whole Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.
None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
Certain of our warrants are accounted for as liabilities and the changes in value of these warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC published a statement on the SEC’s website indicating that the terms of the public and private warrants issued by many special purpose acquisition companies may need to be accounted for as liabilities, rather than as equity (the “SEC Warrant Accounting Statement”). As a result of the SEC Warrant Accounting Statement, Foresight, along with many other current and former special purpose acquisition companies, concluded that certain warrants should be presented as liabilities with subsequent fair value remeasurement and engaged a valuation firm to determine the fair market value of its warrants. Accordingly, Foresight reevaluated the accounting treatment of the Public Warrants to purchase 216.4 thousand shares of Class A common stock and Private Placement Warrants to purchase 5.6 thousand shares of Class A common stock, and determined to classify all of the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our consolidated balance sheet as of December 31, 2025 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within the warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
P3 Health Partners Inc. | 2025 Form 10-K | 46

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
Under the P3 LLC A&R LLC Agreement, P3 LLC will, from time to time, make distributions in cash to its equityholders (including us) pro rata, in amounts at least sufficient to cover the taxes on their allocable share of taxable income of P3 LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and to P3 LLC’s other equityholders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that we anticipate from any purchase of P3 LLC Units in connection with the Business Combinations and future redemptions or exchanges by the holders of P3 LLC Units for Class A common stock or cash pursuant to the P3 LLC A&R LLC Agreement, tax distributions payable to us may be in amounts that exceed our actual tax liabilities with respect to the relevant taxable year, including our obligations under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on our stock, although we will have no obligation to distribute such cash (or other available cash) to our stockholders. Except as otherwise determined by us as the sole manager of P3 LLC, no adjustments to the exchange ratio for P3 LLC Units and corresponding shares of our Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, for example, holding such excess cash or lending it (or a portion thereof) to P3 LLC, which may result in shares of our Class A common stock increasing in value relative to the value of P3 LLC Units. The holders of P3 LLC Units may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their P3 LLC Units, notwithstanding that such holders may previously have participated as holders of P3 LLC Units in distributions by P3 LLC that resulted in such excess cash balances.
We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.
We are party to the Tax Receivable Agreement with certain holders of P3 LLC Units (the “P3 Equityholders”) and P3 LLC. The Tax Receivable Agreement generally provides for the payment by us to the P3 Equityholders of 85% of the income tax benefits, if any, that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing as a result of: (i) increases in our proportionate share of the tax basis of P3 LLC’s assets resulting from Business Combinations, future redemptions or exchanges by the P3 Equityholders of P3 LLC Units for our Class A common stock or cash and certain distributions (or deemed distributions) by P3 LLC; and (ii) certain other tax benefits resulting from payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of P3 LLC units, the price of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging P3 Equityholder’s tax basis in its P3 LLC units at the time of the
P3 Health Partners Inc. | 2025 Form 10-K | 47

relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We will be dependent on distributions from P3 LLC to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the P3 Equityholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the Tax Receivable Agreement are also not conditioned upon the P3 Equityholders maintaining a continued ownership interest in P3 LLC or us.
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
P3 Health Partners Inc. | 2025 Form 10-K | 48

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
P3 Health Partners Inc. | 2025 Form 10-K | 49

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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, corporate governance requirements and required filings of annual, quarterly and current reports with respect to our business and results of operations. New or changing laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses. In addition, we expect that our management and other personnel will need to continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired additional legal and accounting personnel and may in the future need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.
Being a public company has also made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also
P3 Health Partners Inc. | 2025 Form 10-K | 50

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
We, as with other companies, are facing scrutiny related to our sustainability and ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, government entities, customers, and other stakeholder groups. For example, certain institutional and individual investors have requested various ESG-related information and disclosures as they increasingly incorporate ESG criteria in making investment and voting decisions. With this focus, public reporting regarding sustainability and ESG practices is becoming broadly expected and standardized, which could lead to scrutiny of our ESG practices or lack thereof. While there are some other governments and actors taking different approaches, such scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, changes in demands for certain products, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, regulator, or other stakeholder expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters. Certain market participants, including major institutional investors, use third-party benchmarks, ratings or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment, the exclusion of our stock from ESG-oriented investment funds, and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, we operate in various jurisdictions where new ESG and sustainability-related rules and regulations have been adopted and may continue to be introduced. For example, we may be subject to the requirements of the State of California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, if they survive their current federal court challenge. Operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. We are currently assessing the potential impacts of such adopted or proposed rules and regulations, as well as other sustainability and climate-related disclosure obligations and evolving legal and regulatory requirements, to which we may be subject. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments.
None.
P3 Health Partners Inc. | 2025 Form 10-K | 51

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
P3 Health Partners Inc. | 2025 Form 10-K | 52

Our management team, including our Senior Vice President of Technology, Director of Information Systems Security, and Director of Information Systems Governance Risk and Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience spans all aspects of information technology including cybersecurity, IT operations (infrastructure engineering and architecture design), and IT governance audit compliance across industries such as energy, healthcare, pharmaceuticals, and finance. Our Senior Vice President of Technology’s experience includes over 30 years in technology leadership and management, with 25 years within the healthcare sector, specializing in cybersecurity programs, and establishing technology compliance programs with industry standards such as Sarbanes-Oxley, HIPAA, HITRUST, and NIST. Our Director of Information Systems Security’s experience includes over 20 years in IT, with 12 years within the healthcare sector, managing risk assessments and leading security programs using the HITRUST framework to ensure compliance with HIPAA, NIST, ISO27001, and GDPR. Our Director of Information Systems Governance Risk and Compliance’s experiences includes over 25 years in IT audit and security governance, establishing and leading IT GRC programs, directing IT security initiatives, and maintaining relevant certifications including CDPSE, CRISC, CISM, and GRC/P/A.
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
Item 2. Properties.
As of December 31, 2025, our principal executive office is located in Henderson, NV, where we occupy facilities totaling approximately 35,000 square feet, primarily under a lease that expires in July 2030. We use this facility principally for corporate activities. We also lease offices in Tucson, AZ; Las Vegas, NV; Salem, OR; and Stockton, CA. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
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
Civil Investigative Demand
In June 2024, we received a civil investigative demand (“CID”) from the DOJ pursuant to the False Claims Act in the course of the government’s investigation concerning our arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of our broker programs and our arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as our arrangements with third parties relating to these programs. We are cooperating with the investigation and providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation. See Item 1A. “Risk Factors — We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation,” for more information.
Item 4. Mine Safety Disclosures.
Not applicable.
P3 Health Partners Inc. | 2025 Form 10-K | 53

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock and warrants trade on the Nasdaq Capital Market under the symbols “PIII” and “PIIIW,” respectively. There is no trading market for shares of our Class V common stock.
Holders of our Common Stock
As of March 23, 2026, there were 28 holders of record of our Class A common stock and 33 holders of Class V common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes holders whose Class A common stock are held in street name by brokers and other nominees.
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
Stock Performance Graph
The following graph and related information provide a comparison of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P 500 Healthcare Index between April 6, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2025. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
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
P3 Health Partners Inc. | 2025 Form 10-K | 54

Recent Sales of Unregistered Securities
There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2025, that were not otherwise disclosed in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
None.
Item 6. [Reserved]
P3 Health Partners Inc. | 2025 Form 10-K | 55

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” “Item 1A. Risk Factors.” “Item 3. Legal Proceedings.” and elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
We have leveraged the expertise of our management team’s substantial experience in population health management, to build our “P3 Care Model.” The key attributes that differentiate P3 include: 1) patient-focused model, 2) physician-led model, and 3) our broad delegated model. Our model operates by entering into arrangements with payors providing for monthly payments to manage the total healthcare needs of members attributed to our primary care physicians. In tandem, we enter into arrangements directly with existing physician groups or independent physicians in the community to join our VBC network. In our model, physicians are able to retain their independence and entrepreneurial spirit, while gaining access to the tools, teams and technologies that are key to success in a VBC model, all while sharing in the savings from successfully improving the quality of patient care and reducing costs.
We operate in the $1,118 billion Medicare market, which covers approximately 68 million eligible lives as of July 2025. Our core focus is the MA market, which covers approximately 34 million Medicare eligible lives in 2025. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the CMS to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,400 physicians, in 23 markets (counties) across four states in over eight full years of operations as of December 31, 2025. Our platform has enabled us to grow our revenue by an average of 26% annually from December 31, 2020 to December 31, 2025. As of December 31, 2025, our PCP network served approximately 115,100 at-risk members. We believe we have significant growth opportunities available to us across existing and new markets, with less than 1% of the 544,000 PCPs in the U.S. currently included in our physician network.
P3 Health Partners Inc. | 2025 Form 10-K | 56

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
No fractional shares were issued as a result of the Reverse Stock Split. Each stockholder was entitled to receive a cash payment equal to the fraction of a share to which such stockholder would otherwise have been entitled multiplied by the closing price per share of the Class A common stock as reported by The Nasdaq Capital Market (as adjusted to give effect to the Reverse Stock Split) on the effective date of the Reverse Stock Split. Proportional adjustments were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards and warrants, as well as the exercise or conversion price, as applicable, and to the number of shares issuable under the Company’s equity incentive plans and other existing agreements. All options and restricted stock awards of the Company outstanding immediately prior to the Reverse Stock Split have been adjusted in accordance with the terms of the plans, agreements or arrangements governing such options and restricted stock awards.
Each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged by the Reverse Stock Split, except for minor changes and adjustments that resulted from the treatment of fractional shares. The rights and privileges of the holders of shares of the Company’s common stock were substantially unaffected. Unless otherwise noted, all references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
P3 Commonwealth Innovation MSO, LLC
In November 2025, the Company, through its subsidiary, P3 Health Partners REACH ACO, LLC (“P3 ACO”), entered into an agreement with Commonwealth Primary Care ACO, LLC (“CPC ACO”) which resulted in the formation of P3 Commonwealth Innovation MSO, LLC (the “MSO”). The MSO was created to engage in the management, administration, and coordination of activities on behalf of accountable care organizations intended to improve the performance and quality of the parties’ respective ACO programs. To this end, the MSO entered into a Management Services Agreement (“MSA”) with the ACOs that is effective January 1, 2026 that will govern the MSO’s oversight of clinical integration, provider management, data analytics, financial management, strategic planning, shared services, compliance operations, and related administrative and operational support for the benefit of the ACOs.
The management fee to be paid by each ACO to the MSO for its services under the MSA is equal to the amount of liabilities incurred by such ACO in connection with its participation in any accountable care organization governmental program assumed and satisfied by the MSO during the term of the MSA plus a margin on such assumed liabilities. Beginning in 2026 and for each year thereafter, the MSO will also be entitled to receive from each ACO a portion of each ACO’s net shared savings as determined under the MSA. The MSA may be terminated after three years without cause.
Distributions from the MSO of available net cash flow will be in accordance with the members’ respective percentage interests, with P3 ACO holding an 80% membership interest and CPC ACO holding a 20% membership interest. P3 also controls the board of the MSO.
Following the three-year anniversary of the MSO’s formation, or upon termination of the MSA for cause, P3 ACO has the right to cause the MSO to redeem CPC ACO’s membership interests in the MSO. If P3 ACO does not exercise its redemption right within 90 days following the date such right is exercisable, CPC ACO has the right to cause the MSO to redeem its membership interests in the MSO.
P3 Health Partners Inc. | 2025 Form 10-K | 57

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
We maintain an active pipeline of new partnership opportunities for both providers and payors. These potential opportunities are developed through significant inbound interest and the deep relationships our team has developed with their substantial experience in the VBC space and our proactive assessment of expansion markets. When choosing a market to enter, we make our decision on a county-by-county basis across the United States. We look at various factors including: (i) population size, (ii) payor participants and concentration, (iii) health system participants and concentration, and (iv) competitive landscape.
When entering a new market, we supplement the existing physician network with local market leadership teams and support infrastructure to drive the improvement in medical cost and quality. When entering an adjacent market, we are able to leverage the investments we previously made to have a faster impact on our expanded footprint.
Growing Membership in Existing Markets
Once established in a market, we have an opportunity to efficiently expand both our provider and payor contracts. Given the benefits PCPs experience from joining our P3 Care Model, which offers providers the teams, tools and technologies to better support their patient base, we often experience growth in our affiliate network after entering a market. Because of the benefits, we have also historically experienced high retention with our affiliate providers. For the year ended December 31, 2025, we experienced a physician retention rate of over 88% in our affiliate provider network. By expanding our affiliate provider network and adding new physicians to the P3 network, we can quickly increase the number of contracted at-risk members under our existing health plan arrangements.
P3 Health Partners Inc. | 2025 Form 10-K | 58

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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 88% of our total operating expense for the year ended December 31, 2025. We manage our medical costs by improving our members’ access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
Achieving Operating Efficiencies
As a result of our affiliate model and ability to leverage our existing local and national infrastructure, we aim to generate operating efficiencies at both the market and enterprise level. Our local corporate, general and administrative expense, which includes our local leadership, care management teams and other operating costs to support our markets, is expected to decrease over time as a percentage of revenue as we add members to our existing contracts, grow membership with new payor and physician contracts, and our revenue subsequently increases. Our corporate general and administrative expenses at the enterprise level include resources and technology to support payor contracting, quality, data management, delegated services, finance and legal functions. While we expect our absolute investment in our enterprise resources to increase over time, we expect our investment will decrease as a percentage of revenue when we are able to leverage our infrastructure across a broader group of at-risk members. We expect our corporate, general and administrative expenses to increase in absolute dollars in the future as we continue to invest to support growth of our business, as well as due to the costs required to operate as a public company, including insurance coverage, investments in internal audit, investor relations and financial reporting functions, fees paid to the Nasdaq Stock Market, and increased legal and audit fees.
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
P3 Health Partners Inc. | 2025 Form 10-K | 59

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
P3 Health Partners Inc. | 2025 Form 10-K | 60

The following table sets forth a reconciliation of our net loss, the most directly comparable GAAP metric, to Adjusted EBITDA loss:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(323,086)	$(310,378)
Interest expense, net	55,034	22,173
Depreciation and amortization	84,163	86,058
Income tax provision (benefit)	2,025	4,387
Mark-to-market of stock warrants	(7,850)	(22,114)
Premium deficiency reserve	18,749	53,698
Equity-based compensation	5,581	5,752
Other(1)	4,108	(6,775)
Adjusted EBITDA loss	$(161,276)	$(167,199)
_____________________________________________
(1)Other during the year ended December 31, 2025 consisted of (i) interest income, (ii) loss on disposal of certain property and equipment, (iii) severance expense in connection with reorganization of workforce and (iv) legal settlements and valuation allowance on our notes receivable. Other during the year ended December 31, 2024 consisted of (i) interest income, (ii) gain recognized upon the settlement and write-off of contingent consideration related to an acquisition completed in a prior year and (iii) gain recognized on asset sale partially offset by (iv) severance and related expense in connection with our chief executive officer transition, (v) loss on impairment on assets held for sale, and (vi) valuation allowance on our notes receivable.
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
The following table presents our medical margin:

	Year Ended December 31,
	2025	2024
	(in thousands)
Capitated revenue	$1,428,979	$1,483,602
Less: medical claims expense	(1,405,451)	(1,398,143)
Medical margin	$23,528	$85,459
P3 Health Partners Inc. | 2025 Form 10-K | 61

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Year Ended December 31,
	2025	2024
	(in thousands)
Gross profit (1)	$(60,160)	$(58,917)
Other revenue	(30,101)	(16,853)
Other medical expense	113,789	161,229
Medical margin	$23,528	$85,459
_____________________________________________
(1) Gross profit is defined as total revenues less medical services expense and other medical expenses.

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
The following table presents our gross profit:

	Year Ended December 31,
	2025	2024
	(in thousands)
Total operating revenue	$1,459,080	$1,500,455
Less: medical claims expense	$(1,405,451)	$(1,398,143)
Less: other medical expense	$(113,789)	$(161,229)
Gross profit	$(60,160)	$(58,917)
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 116,100 and 126,000 average at-risk members for the years ended December 31, 2025 and 2024, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,400 and 3,100 primary care physicians as of December 31, 2025 and 2024, respectively.
Platform Support Costs
Our platform support costs, which include regionally-based support personnel and other operating costs to support our markets, are expected to decrease over time as a percentage of revenue as our physician partners add members and our revenue grows. Our operating expenses at the enterprise level include resources and technology to support payor
P3 Health Partners Inc. | 2025 Form 10-K | 62

contracting, clinical program development, quality, data management, finance, and legal functions. We exclude costs related to the operations of our owned medical clinics and wellness centers.
The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Platform support costs	$86,067	$92,202
% of total operating revenue	5.9%	6.1%
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
Other revenue. Other revenue is comprised primarily of encounter-related fees to treat patients outside of our at-risk arrangements at company owned clinics. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our directly employed or affiliated medical groups.
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
P3 Health Partners Inc. | 2025 Form 10-K | 63

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
Non-controlling Interests
We consolidate the financial results of P3 LLC and report non-controlling interest on our consolidated statements of operations, representing the portion of net income or loss attributable to the non-controlling interests. The weighted average ownership percentages during the period are used to calculate the net income or loss attributable to P3 Health Partners Inc. and the non-controlling interests.
P3 Health Partners Inc. | 2025 Form 10-K | 64

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Year Ended December 31, 2025	% of Revenue	Year Ended December 31, 2024	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$1,428,979	98%	$1,483,602	99%
Other revenue	30,101	2	16,853	1
Total operating revenue	1,459,080	100	1,500,455	100
Operating expense:
Medical expense	1,519,240	104	1,559,372	104
Premium deficiency reserve	18,749	1	53,698	4
Corporate, general and administrative expense	106,311	7	112,596	8
Sales and marketing expense	918	0	1,331	0
Depreciation and amortization	84,163	6	86,058	6
Impairment of assets held for sale	—	—	8,058	1
Total operating expense	1,729,381	119	1,821,113	121
Operating loss	(270,301)	(19)	(320,658)	(21)
Other (expense) income:
Interest expense, net	(55,034)	(4)	(22,173)	(1)
Mark-to-market of stock warrants	7,850	1	22,114	1
Gain (loss) on asset sale, net	(162)	—	13,269	1
Other	(3,414)	(0)	1,457	0
Total other (provision) benefit	(50,760)	(3)	14,667	1
Loss before income taxes	(321,061)	(22)	(305,991)	(20)
Income tax provision (benefit)	(2,025)	(0)	(4,387)	(0)
Net loss	(323,086)	(22)	(310,378)	(21)
Net loss attributable to redeemable non-controlling interest	(175,138)	(12)	(174,529)	(12)
Net loss attributable to controlling interest	$(147,948)	(10)%	$(135,849)	(9)%
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Capitated revenue	$1,428,979	$1,483,602	$(54,623)	(4)%
Other revenue	30,101	16,853	13,248	79%
Total operating revenue	$1,459,080	$1,500,455	$(41,375)	(3)%
The decrease in capitated revenue was primarily driven by a (7)% decrease in the total average number of at-risk members from 126,000 at December 31, 2024 to 116,100 at December 31, 2025, which was primarily driven by the strategic termination of underperforming payor contracts and affiliate providers in the current year. Capitated revenue was approximately 98% and 99% of total operating revenue for the years ended December 31, 2025 and 2024, respectively.
P3 Health Partners Inc. | 2025 Form 10-K | 65

Other revenue was approximately 2% and 1% of total operating revenue for the years ended December 31, 2025 and 2024, respectively. The increase in other revenue was primarily driven by an increase in revenue from incentive-sharing arrangements related to Part D program incentive initiatives.
Medical Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Medical expense	$1,519,240	$1,559,372	$(40,132)	(3)%
The decrease in medical expense was driven by a decrease in the total number of at-risk members year-over-year, as described above, driven by the strategic termination of underperforming payor contracts and affiliate providers in the current year.
Premium Deficiency Reserve

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$18,749	$53,698	$(34,949)	(65)%
Premium deficiency reserve was an expense of $18.7 million for the year ended December 31, 2025, compared to $53.7 million for the year ended December 31, 2024. The change was due to management’s assessment of the profitability of contracts, wherein increased medical expense is expected to increase our future losses.
Corporate, General and Administrative Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$106,311	$112,596	$(6,285)	(6)%
The decrease in corporate, general and administrative expense was primarily driven by a decrease of $10.6 million in salary and related expense resulting primarily from a reduction in headcount of 11% and a decrease of $1.4 million in non-income based taxes. The decrease was partially offset by a $6.2 million gain recognized in the year ended December 31, 2024 upon the settlement and write-off of contingent consideration related to an acquisition completed in a prior year.
Professional expenses increased by $2.5 million, primarily driven by higher consulting expenses during a transition period involving overlapping third-party support, partially offset by lower accounting and legal expenses.
Other Income (Expense)

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other (expense) income:
Interest expense, net	$(55,034)	$(22,173)	$(32,861)	148%
Mark-to-market of stock warrants	7,850	22,114	(14,264)	(65)%
Gain (loss) on asset sale, net	(162)	13,269	(13,431)	(101)%
Other	(3,414)	1,457	(4,871)	(334)%
Total other income (expense)	$(50,760)	$14,667	$(65,427)	(446)%
The increase in interest expense, net was primarily due to the increase in principal amounts outstanding for the Company’s unsecured promissory notes.
P3 Health Partners Inc. | 2025 Form 10-K | 66

The Company recorded a gain of $7.9 million related to its liability-classified stock warrants during the year ended December 31, 2025, compared to a gain of $22.1 million for the year ended December 31, 2024.
The gain on asset sale, net reflects the sale of the Florida Assets (defined below).
Other income (expense) for the year ended December 31, 2025 consisted primarily of losses on the disposal of assets of $3.4 million. Other income for the year ended December 31, 2024 consisted primarily of interest income on our notes receivable of $1.7 million.
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained as a result of the Business Combinations, private placements of our equity securities, payments from our payors, issuances of promissory notes, borrowings under the Term Loan Facility, and the sale of the Florida Assets (defined below). We generate cash from our operations, generally from our contracts with payors. As of December 31, 2025, we had $25.0 million of unrestricted cash and cash equivalents available to fund future operations.
We have experienced losses since our inception and net losses of $323.1 million and $310.4 million for the years ended December 31, 2025 and 2024, respectively. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital and refinance our indebtedness as it matures. We may need to raise additional capital through a combination of debt and/or equity financing and to the extent we are unsuccessful at doing so, we may need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
P3 Health Partners Inc. | 2025 Form 10-K | 67

May 2024 Private Placement
On May 24, 2024, pursuant to a securities purchase agreement, dated May 22, 2024, with the purchasers named therein, which included certain affiliated entities of CPF and institutional investors, we issued approximately 1.3 million units at a price of approximately $31.35 per unit. Each unit consisted of one share of Class A common stock and a warrant to purchase one share of Class A common stock at an exercise price of $25.10. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, we sold (i) an aggregate of 0.8 million shares of Class A common stock, (ii) common warrants to purchase an aggregate of 1.3 million shares of Class A common stock, and (iii) pre-funded warrants to purchase an aggregate of 0.5 million shares of Class A common stock for aggregate proceeds of $39.8 million, net of $2.4 million in offering costs (collectively, the “May 2024 Private Placement”). See Note 15 “Capitalization” to our consolidated financial statements included elsewhere in this Form 10-K for additional information about the May 2024 Private Placement.
Shelf Registration
On November 9, 2023, we filed a shelf Registration Statement on Form S-3 with a capacity of $250 million (the “Shelf Registration”), which was declared effective by the SEC on November 20, 2023, and entered into an Open Market Sales Agreement (“Sales Agreement”) pursuant to which we may issue and sell, from time to time, through the sales agent, shares of our Class A common stock with an aggregate value of up to $75 million. The sales agent will make commercially reasonable efforts, following our instructions, to sell shares over time, adhering to specified limits. Sales will be conducted through at-the-market offerings as defined by Rule 415(a)(4) under the Securities Act. The aggregate value of shares of Class A common stock that may be offered, issued, and sold under the Sales Agreement is included in the aggregate value of securities that may be offered, issued, and sold by us under the Shelf Registration. Upon termination of the Sales Agreement, any unused portion will be available for sale in other offerings pursuant to the Shelf Registration. As of December 31, 2025, we have sold approximately 540 shares of our Class A common stock under the Sales Agreement for net proceeds of approximately $33,000.
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
In connection with the May 2024 Private Placement, we entered into an amended and restated CPF Letter Agreement pursuant to which the CPF Parties agreed to extend the ownership restriction standstill to July 31, 2025. On December 12, 2024, in connection with the issuance of warrants to VGS 3 (defined below), we entered into a second amended and restated CPF Letter Agreement pursuant to which the CPF Parties extended the ownership restriction standstill to January 1, 2026. As of the date of this Form 10-K, CPF has not exercised its right to designate an additional independent director under the terms of the CPF Letter Agreement.
Term Loan
In November 2020, we entered into a Term Loan and Security Agreement with CRG Servicing, LLC (as amended, the “Term Loan Agreement”) providing for funding of up to $100.0 million (the “Term Loan Facility”). The Term Loan Facility’s initial maturity date was September 30, 2025. As of December 31, 2025, we had $82.9 million of borrowings outstanding under the Term Loan Facility, and remaining availability under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. Interest is payable at 12.0% per annum on a quarterly cycle (in arrears), which began on March 31, 2021. In March 2021, we elected to pay interest at 8.0% with the remaining interest at 4.0% being added to principal as paid in-kind (“PIK”) for a period of three years (or 12 payments).
P3 Health Partners Inc. | 2025 Form 10-K | 68

We are required to remain in compliance with financial covenants such as minimum liquidity of $5.0 million and annual minimum revenue levels. In addition, the Term Loan Agreement restricts our ability and the ability of our subsidiaries to, among other things, incur indebtedness and liens. On an annual basis, we must post a minimum amount of annual revenue equal to $585.0 million in 2024 and $650.0 million in 2025. The maturity date may be accelerated as a remedy under certain default provisions in the Term Loan Agreement, or in the event a mandatory prepayment event occurs.
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
In connection with the issuance of the VGS 4 Promissory Note (defined below) and entry into the VGS 4 Subordination Agreement (defined below), on February 13, 2025, we entered into the Seventh Amendment to the Term Loan Agreement to permit the issuance of the VGS 4 Promissory Note and the entry into the VGS 4 Subordination Agreement.
On May 2, 2025, we entered into the Eighth Amendment to the Term Loan Agreement (the “Eighth Amendment”), by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent. The Eighth Amendment amended the Term Loan Agreement to permit the issuance of a surety bond in connection with the Company’s participation in the Accountable Care Organization – Realizing Equity, Access, and Community Health (“ACO REACH”) program and added P3 Health Partners REACH ACO LLC as a subsidiary guarantor. The Eighth Amendment did not modify the principal amount outstanding, maturity date, interest rate, or payment terms under the Term Loan Agreement.
In connection with the VGS 5 transactions described below, on May 29, 2025, we entered into the Ninth Amendment to the Term Loan Agreement (the “Ninth Amendment”), by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent. The Ninth Amendment permits the issuance of the VGS 5 Promissory Note and the entry into the VGS 5 Subordination Agreement.
On August 27, 2025, we entered into the Tenth Amendment to the Term Loan Agreement (the “Tenth Amendment”), by and among P3 LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG, as administrative agent and collateral agent. The Tenth Amendment
•amends the payment structure of the Term Loan Agreement by extending the interest-only period to June 30, 2026, extending the final maturity date to September 30, 2027, and changing the principal payments to a fixed $5,000,000 per payment date;
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
P3 Health Partners Inc. | 2025 Form 10-K | 69

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
VGS 2 Promissory Note
On March 22, 2024, we entered into a financing transaction with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2. The VGS 2 Promissory Note provided for funding of up to $25.0 million. The VGS 2 Promissory Note matures on September 30, 2027. As of December 31, 2025, we had $38.7 million of borrowings outstanding under the VGS 2 Promissory Note, $0.4 million of which consists of an up-front fee of 1.5% of the aggregate principal amount of the loan paid to VGS 2 in-kind. Interest is payable at 17.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2024. We may elect to pay either (1) 8.0% cash interest and 9.5% PIK interest, or (2) 17.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the 2024 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest.
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
P3 Health Partners Inc. | 2025 Form 10-K | 70

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
VGS 3 Promissory Note
On December 12, 2024, we entered into a financing transaction with VBC Growth SPV 3 LLC (“VGS 3”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 3 Promissory Note”) to VGS 3 and the entry into a warrant agreement and the VGS 3 Subordination Agreement (defined below). The VGS 3 Promissory Note provided for funding of up to $25.0 million. The VGS 3 Promissory Note matures on June 30, 2028. As of December 31, 2025, we had $35.4 million of borrowing outstanding under the VGS 3 Promissory Note, $0.4 million of which consists of an up-front fee of 1.5% of the aggregate principal amount of the loan paid to VGS 3 in-kind. Interest is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. We may elect to pay either (1) 8.0% cash interest and 11.5% PIK interest, or (2) 19.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Agreement and the VGS 3 Subordination Agreement, and if not so permitted, such interest shall accrue as PIK interest.
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
VGS 4 Promissory Note
On February 13, 2025, we entered into a financing transaction with VBC Growth SPV 4 LLC (“VGS 4”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 4 Promissory Note”) to VGS 4 and the entry into a warrant agreement and the VGS 4 Subordination Agreement (defined below). The VGS 4 Promissory Note provides for funding of up to $30.0 million, available for us to draw in (i) a first tranche of $15.0 million, which was drawn on February 18, 2025, and (ii) a second tranche of up to $15.0 million which was drawn on March 14, 2025. In addition, we paid VGS 4 an up-front fee of 1.5% of $30.0 million, the maximum draw amount, in-kind. The VGS 4 Promissory Note matures on August 13, 2028. As of December 31, 2025, we had $41.1 million of borrowing outstanding under the VGS 4 Promissory Note. Interest on the VGS 4 Promissory Note is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning March 31, 2025. We may elect to pay interest 11.5% in-kind and 8.0% in cash, but if the terms of the VGS 4 Subordination Agreement (as defined below) do not permit us to pay interest in cash, interest will be paid entirely in-kind.
P3 Health Partners Inc. | 2025 Form 10-K | 71

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
VGS 5 Promissory Note
On May 29, 2025, we entered into a financing transaction with VBC Growth SPV 5, LLC (“VGS 5”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 5 Promissory Note”) to VGS 5 and the entry into a warrant agreement and the VGS 5 Subordination Agreement (defined below). The VGS 5 Promissory Note provides for funding of up to $70.0 million, available for us to draw in three tranches, as follows: (i) a first tranche of $15.0 million which was drawn on May 29, 2025, (ii) a second tranche of up to $15.0 million available at the Company’s sole option in a single draw, on or prior to June 22, 2025, and (iii) a third tranche of $40.0 million available upon mutual agreement of P3 LLC and VGS 5 in one or more draws no later than December 31, 2025. The VGS 5 Promissory Note matures on August 13, 2028. As of December 31, 2025, we had $55.1 million of borrowing outstanding under the VGS 5 Promissory Note. Interest on the VGS 5 Promissory Note is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2025. We may elect to pay interest 11.5% in-kind and 8.0% in cash, but if the terms of the VGS 5 Subordination Agreement do not permit us to pay interest in cash, interest will be paid entirely in-kind.
On June 21, 2025, we delivered a request to VGS 5 for $15.0 million in funding related to the second tranche, and VGS 5 funded $8.5 million in July 2025 and the additional $6.5 million funded on August 12, 2025. On October 3, 2025, we delivered a request to VGS 5 for $13.0 million in funding related to the third tranche, which was funded on October 7, 2025.
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
P3 Health Partners Inc. | 2025 Form 10-K | 72

under the VGS 5 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. Under the terms of the VGS 5 Subordination Agreement, we will be effectively required to pay all interest under the VGS 5 Promissory Note in-kind.
We were not in compliance with the covenants in the Term Loan Facility, VGS Promissory Note, VGS 2 Promissory Note, VGS 3 Promissory Note, VGS 4 Promissory Note, and VGS 5 Promissory Note (collectively, the “Loan Documents”) related to issuance of the 2025 financial statements with an audit opinion free of a “going concern” explanatory paragraph. The lenders under the Loan Documents have granted us a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” explanatory paragraph in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2025. We were in material compliance with all other covenants under the Loan Documents as of December 31, 2025; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Loan Documents, or the lenders of any future indebtedness we may incur will grant any such waiver or forbearance in the future.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $12.4 million as of December 31, 2025. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2025.
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
P3 Health Partners Inc. | 2025 Form 10-K | 73

The following table summarizes current and long-term material cash requirements as of December 31, 2025:

	Material Cash Requirements
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Unpaid claims(1)	$287,790	$287,790	$—	$—	$—
Long-term debt, principal(2)	243,307	25,000	218,307	—	—
Long-term debt, interest(3)	183,394	29,628	153,766	—	—
Long-term debt, back-end/exit fees	34,467	1,500	32,967	—	—
Operating lease liabilities(4)	18,940	3,932	7,199	5,495	2,314
Total	$767,898	$347,850	$412,239	$5,495	$2,314
___________________________________________________________________________________________________
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
(3)Represents interest expected to be incurred on our long-term debt, inclusive of both cash and paid in-kind interest, based on amounts outstanding as of December 31, 2025 as summarized in Note 11 “Debt” in our consolidated financial statements.
(4)Represents minimum operating lease payments, excluding potential lease renewals. See Note 14 “Commitments and Contingencies” in our consolidated financial statements.
Liquidity and Going Concern
As discussed above, we have experienced losses since our inception, and as of December 31, 2025, we had an accumulated deficit of $651.1 million. For the year ended December 31, 2025, we incurred net losses of $323.1 million and used $91.2 million of cash for operating activities. As of December 31, 2025, we had $25.0 million of unrestricted cash and cash equivalents, $336.7 million of outstanding indebtedness, of which $45.0 million is classified as current on our balance sheet, and $287.8 million of unpaid claims. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. Based on our currently available cash resources, including aggregate proceeds of $18 million we received from a related party financing transaction in January and February 2026, and assuming no other financing transactions, we believe we will require additional funding in 2026. This belief is based on assumptions that may change as a result of many factors currently unknown to us.
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
P3 Health Partners Inc. | 2025 Form 10-K | 74

Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about our ability to continue as a going concern. As a result, we were not in compliance with covenants in the Term Loan Facility and the subordinated unsecured promissory notes that required the issuance of the 2025 financial statements with an audit opinion free of a “going concern” explanatory paragraph subject to certain exceptions. The lenders under the Term Loan Facility and subordinated unsecured promissory notes have granted us a waiver of the covenant related to the existence of a “going concern” explanatory paragraph in the audit opinion for our audited financial statements for the fiscal year ended December 31, 2025.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(91,238)	$(110,128)
Net cash provided by investing activities	129	14,525
Net cash provided by financing activities	72,814	98,771
Net change in cash and restricted cash	$(18,295)	$3,168
Operating Activities
Net cash used in operating activities was $91.2 million for the year ended December 31, 2025, compared to net cash used in operating activities of $110.1 million for the year ended December 31, 2024. Significant changes impacting net cash used in operating activities during the year ended December 31, 2025 as compared to the year ended December 31, 2024 were primarily due to (i) increase of claims payable and IBNR of $47.0 million, (ii) decrease of $28.7 million in health plan receivables, and (iii) changes in working capital.
Investing Activities
Net cash used in investing activities was $0.1 million for the year ended December 31, 2025. Net cash provided by investing activities was $14.5 million for the year ended December 31, 2024, consisting of proceeds from the sale of the Florida Assets.
Financing Activities
Net cash provided by financing activities was $72.8 million for the year ended December 31, 2025, primarily consisting of proceeds from the VGS 4 Promissory Note and the VGS 5 Promissory Note. Net cash provided by financing activities was $98.8 million for the year ended December 31, 2024, primarily consisting of proceeds from the May 2024 Private Placement, net of offering costs, and borrowings on the VGS 2 Promissory Note, VGS 3 Promissory Note, and VGS 1 2024 Loan, partially offset by the repayment of the VGS Promissory Note.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Below is a discussion of the critical accounting estimates that are particularly important to the portrayal of our financial condition and results of operations and require the application of significant judgment by management.
P3 Health Partners Inc. | 2025 Form 10-K | 75

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
We estimate our IBNR by applying standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims received (and paid), denied claims activity, expected medical cost inflation, seasonality patterns, and changes in membership mix. Such estimates are subject to impact from changes in both the regulatory and economic environments. Our claims payable represents management’s best estimate of its liability for unpaid medical costs. We have included incurred but not reported claims of $287.8 million and $255.1 million on our consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Our consolidated financial statements could be materially impacted if actual claims expense is different from our estimates. If our liability for incurred and not reported claims at December 31, 2025 were to differ by plus or minus 5%, the impact on medical claims expense would be approximately $14.4 million.
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
We assess the profitability of our at-risk arrangements to identify contracts where current operating results or forecasts indicate probable future losses. Management estimates the Company’s PDR by utilizing estimates of membership growth rates, changes in membership mix, estimated PMPM payments under contracts, historical claims data, seasonality patterns, our ability to lower the overall cost of care and incremental medical costs, such as those related to COVID-19 admissions. Such estimates are subject to impact from changes in both the regulatory and economic environments. The Company’s PDR represents management’s best estimate of its probable future losses. We have included premium deficiency reserve liabilities of $86.1 million and $67.4 million on our accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Recent Accounting Pronouncements
See Note 4 “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this Form 10-K for a description of recent accounting standards issued and the anticipated effects on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies.
P3 Health Partners Inc. | 2025 Form 10-K | 76

Item 8. Financial Statements and Supplementary Data.
P3 Health Partners Inc. | 2025 Form 10-K | 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
P3 Health Partners Inc.
Henderson, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P3 Health Partners Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ (deficit) equity and mezzanine equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of the Premium Deficiency Reserve

As described in Note 3 to the consolidated financial statements, the Company’s consolidated premium deficiency reserve (“PDR”) balance was approximately $86.1 million at December 31, 2025. PDR is established when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed future premium and stop-loss insurance recoveries on those contracts. The Company assesses if a PDR is needed through review of current
P3 Health Partners Inc. | 2025 Form 10-K | 78

results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts based on the expected medical loss ratio (“MLR”).

We identified the estimate of PDR as a critical audit matter. The principal consideration for this determination was the significant judgment used in developing the expected MLR and the healthcare claims trend assumption. Auditing this element involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of the expected MLR by comparing it to historical performance of the Company and its peers to determine if contradictory evidence existed.
•Utilizing personnel with specialized knowledge and skills in actuarial methods to assess the reasonableness of the healthcare claims trend assumption in the expected MLR.

Valuation of Incurred but Not Reported Claims

As described in Notes 3 and 9 to the consolidated financial statements, the Company’s consolidated claims payable balance was approximately $287.8 million at December 31, 2025. The Company’s claims payables primarily consist of the Company’s estimate for claims that have been incurred, but not yet reported (“IBNR”). Management estimates the Company’s IBNR liability estimate using standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims are received and paid, the completion factors, per member per month healthcare cost trend factors, denied claims activity, expected medical cost inflation, seasonality patterns, changes in membership mix, and a provision for adverse deviation (“PAD”).

We identified the valuation of the IBNR liability as a critical audit matter. The principal considerations for this determination were the significant judgments involved in: (i) evaluating the actuarial methodologies used, (ii) estimating the completion factors and per member per month healthcare cost trend factors, and (iii) determining the appropriate level of PAD. Auditing these elements involved subjective auditor judgments due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the underlying reports used in estimating the IBNR liability and confirming member information with health plans.
•Utilizing personnel with specialized knowledge and skills in actuarial methods to assist in: (i) evaluating the appropriateness and consistency of the actuarial methodologies used, (ii) evaluating the reasonableness of the completion factors, per member per month healthcare cost trend factors, and the PAD used by the Company’s management and its actuarial specialist by comparing our independently determined IBNR estimate to management’s recorded IBNR liability, and (iii) evaluating the reasonableness of management’s prior period estimates using subsequent claims development.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Las Vegas, Nevada
March 26, 2026
P3 Health Partners Inc. | 2025 Form 10-K | 79

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$25,012	$38,816
Restricted cash	795	5,286
Health plan receivable, net of allowance for credit losses of $281 and $150 as of December 31, 2025 and 2024, respectively	92,458	121,266
Clinic fees, insurance and other receivables	3,379	3,947
Prepaid expenses and other current assets	11,439	14,422
Assets held for sale	—	403
TOTAL CURRENT ASSETS	133,083	184,140
Property and equipment, net	3,374	5,734
Intangible assets, net	492,423	574,350
Other long-term assets	27,761	19,196
TOTAL ASSETS (1)	$656,641	$783,420
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,715	$8,442
Accrued expenses and other current liabilities	42,391	29,416
Accrued payroll	1,950	2,722
Health plan settlements payable	69,830	55,565
Claims payable	287,790	255,089
Premium deficiency reserve	86,116	67,368
Accrued interest	429	2,305
Current portion of long-term debt	45,036	75,155
Liabilities held for sale	—	353
TOTAL CURRENT LIABILITIES	545,257	496,415
Operating lease liability	11,475	11,339
Warrant liabilities	2,462	10,312
Long-term debt, net	228,374	108,907
Other Long-Term Liabilities	9,308	6,918
TOTAL LIABILITIES (1)	796,876	633,891
COMMITMENTS AND CONTINGENCIES (Note 14)
MEZZANINE EQUITY:
Redeemable non-controlling interest	14,997	73,593
STOCKHOLDERS’ (DEFICIT) EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 3,286 and 3,257 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class V common stock, $0.0001 par value; 205,000 shares authorized; 3,919 and 3,919 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid in capital	495,909	579,129
Accumulated deficit	(651,141)	(503,193)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(155,232)	75,936
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$656,641	$783,420
_____________________________________________
(1)The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 21 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $8.2 million and $9.3 million as of December 31, 2025 and 2024, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $6.6 million and $14.9 million as of December 31, 2025 and 2024, respectively. These VIE assets and liabilities do not include $46.8 million and $40.3 million of net amounts due to affiliates as of December 31, 2025 and 2024, respectively, as these are eliminated in consolidation and not presented within the consolidated balance sheets.
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025.
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2025 Form 10-K | 80

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
OPERATING REVENUE:
Capitated revenue	$1,428,979	$1,483,602
Other revenue	30,101	16,853
TOTAL OPERATING REVENUE	1,459,080	1,500,455
OPERATING EXPENSE:
Medical expense	1,519,240	1,559,372
Premium deficiency reserve	18,749	53,698
Corporate, general and administrative expense	106,311	112,596
Sales and marketing expense	918	1,331
Depreciation and amortization	84,163	86,058
Impairment of assets held for sale	—	8,058
TOTAL OPERATING EXPENSE	1,729,381	1,821,113
OPERATING LOSS	(270,301)	(320,658)
OTHER INCOME (EXPENSE):
Interest expense, net	(55,034)	(22,173)
Mark-to-market of stock warrants	7,850	22,114
Gain (loss) on asset sale, net	(162)	13,269
Other	(3,414)	1,457
TOTAL OTHER INCOME (EXPENSE)	(50,760)	14,667
LOSS BEFORE INCOME TAXES	(321,061)	(305,991)
INCOME TAX PROVISION	(2,025)	(4,387)
NET LOSS	(323,086)	(310,378)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NON-CONTROLLING INTEREST	(175,138)	(174,529)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(147,948)	$(135,849)

NET LOSS PER SHARE (Note 17):
Basic	$(45.26)	$(46.78)
Diluted	$(45.26)	$(54.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 17):
Basic	3,269	2,904
Diluted	3,269	2,940
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025.
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2025 Form 10-K | 81

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND MEZZANINE EQUITY
(in thousands)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2023	$291,532	2,331	$—	3,932	$—	$509,474	$(367,344)	$142,130
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	81	—	—	—	(103)	—	(103)
Equity-based compensation	—	—	—	—	—	5,752	—	5,752
Fair value adjustment to redeemable non-controlling interest	(20,579)	—	—	—	—	20,579	—	20,579
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(22,831)	—	—	—	—	22,831	—	22,831
Private placement, net of offering costs	—	832	—	—	—	8,469	—	8,469
Class A common stock warrants issued	—	—	—	—	—	12,127	—	12,127
Net loss	(174,529)	—	—	—	—	—	(135,849)	(135,849)
STOCKHOLDERS’ EQUITY, December 31, 2024	73,593	3,257	—	3,919	—	579,129	(503,193)	75,936
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	29	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	5,581	—	5,581
Fair value adjustment to redeemable non-controlling interest	119,398	—	—	—	—	(119,398)	—	(119,398)
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	(3,856)	—	—	—	—	3,856	—	3,856
Class A common stock warrants issued	—	—	—	—	—	26,741	—	26,741
Net loss	(175,138)	—	—	—	—	—	(147,948)	(147,948)
Non-controlling interest recognized upon consolidation	1,000	—	—	—	—	—	—	—
STOCKHOLDERS’ DEFICIT, December 31, 2025	$14,997	3,286	$—	3,919	$—	$495,909	$(651,141)	$(155,232)
All periods presented have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
See accompanying notes to consolidated financial statements.
P3 Health Partners Inc. | 2025 Form 10-K | 82

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(323,086)	$(310,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,163	86,058
Paid in-kind interest expense	29,718	7,895
Premium deficiency reserve	18,749	53,698
Amortization of original issue discount and debt issuance costs	13,556	87
Mark-to-market adjustment of stock warrants	(7,850)	(22,114)
Equity-based compensation	5,581	5,752
Provision for bad debts	2,996	—
Loss (gain) on asset sale	162	(13,269)
Impairment of assets held for sale	—	8,058
Gain on write off of contingent consideration	—	(4,907)
Deferred income taxes	2,868	(1,090)
Changes in operating assets and liabilities:
Health plan receivable	28,677	(2,769)
Clinic fees, insurance, and other receivable	(2,297)	(990)
Prepaid expenses and other current assets	2,983	(10,834)
Other long-term assets	(3,525)	(43)
Accounts payable, accrued expenses, and other current liabilities	11,108	(8,101)
Accrued payroll	(772)	(784)
Health plan settlements payable	14,265	20,573
Claims payable	32,701	77,080
Accrued interest	(1,876)	—
Other long-term liabilities	—	5,897
Operating lease liability	641	53
Net cash used in operating activities	(91,238)	(110,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	79	—
Proceeds from asset sale	50	14,525
Net cash provided by investing activities	129	14,525
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	73,000	88,057
Payment of debt issuance costs	(186)	(103)
Proceeds from liability-classified warrants and private placement offering, net of offering costs paid	—	40,496
Proceeds from at-the-market sales, net of offering costs paid	—	33
Deferred offering costs paid	—	(507)
Payment of tax withholdings upon settlement of restricted stock unit awards	—	(103)
Repayment of short-term and long-term debt	(1,137)	(30,973)
Proceeds from short-term debt	1,137	1,871
Net cash provided by financing activities	72,814	98,771
Net change in cash and restricted cash	(18,295)	3,168
Cash and restricted cash, beginning of year	44,102	40,934
Cash and restricted cash, end of year	$25,807	$44,102
P3 Health Partners Inc. | 2025 Form 10-K | 83

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,636	$14,191
Cash paid for income taxes	$1,439	$5,477
Supplemental disclosures of non-cash investing and financing information:
Operating lease liabilities arising from obtaining new right-of-use assets	$361	$617
Operating lease liabilities and right-of-use assets reduced due to lease modification or termination	$—	$(92)
Increase in accrued expenses related to debt issuance costs and original issue discount	$—	$307
Increase in accounts payable related to private placement offering costs	$—	$686
Remeasurement adjustment to redeemable noncontrolling interest resulting from ownership changes	$(3,856)	$(22,831)
Fair value adjustment to redeemable noncontrolling interest	$119,398	$(20,579)
Warrants issued in connection with new debt	$26,741	$12,127
Reconciliation of cash and restricted cash:
Cash	$25,012	$38,816
Restricted cash	795	5,286
Total cash and restricted cash	$25,807	$44,102
See accompanying notes to consolidated financial statements.

P3 Health Partners Inc. | 2025 Form 10-K | 84

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | 2025 Form 10-K | 85

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
Note 2: Going Concern and Liquidity
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net losses of $323.1 million and $310.4 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company had $25.0 million and $38.8 million, respectively, in cash, unrestricted cash and cash equivalents available to fund future operations. The Company has a working capital deficit of $412.2 million and a capital deficiency of $155.2 million as of December 31, 2025. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3: Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All intercompany transactions and balances have been eliminated.
P3 Health Partners Inc. | 2025 Form 10-K | 86

The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than voting interest, in accordance with the Variable Interest Entity (“VIE”) accounting model. This evaluation includes a qualitative review of the design of the entity, its organizational structure, including decision making ability and financial agreements. The Company consolidates a VIE when it has a variable interest that provides it with a controlling financial interest in the VIE, referred to as the primary beneficiary of the VIE.
As the sole managing member of P3 LLC, P3 has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. Accordingly, P3 identifies itself as the primary beneficiary of P3 LLC and began consolidating P3 LLC as of December 3, 2021, the closing date of the Business Combinations (the “Closing Date”), resulting in a redeemable non-controlling interest related to the common units of P3 LLC (“Common Units”) held by members other than P3. Additionally, as more fully described in Note 21 “Variable Interest Entities,” P3 LLC is the primary beneficiary of the following physician practices (collectively, the “Network VIEs”):
•Kahan, Wakefield, Abdou, PLLC
•Bacchus and Kahan, P.C. (f/k/a Bacchus, Wakefield, Kahan PC)
•P3 Health Partners Professional Services, PC
•P3 Medical Group, P.C.
•P3 Health Partners California, P.C. (f/k/a Omni IPA Medical Group, Inc.)

As of November 2025, P3 LLC is the primary beneficiary of P3 Commonwealth Innovation MSO, LLC; refer to Note 21 “Variable Interest Entities” for further discussion.

Out of period adjustments

During 2025, the Company recorded immaterial out-of-period adjustments primarily related to unrecorded debt issuance costs payable upon maturity of certain of its debt instruments. The adjustments increased interest expense by $4.7 million for the year ended December 31, 2025. The Company assessed the materiality of the adjustments on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the misstatements were not material to any of the previously issued consolidated financial statements nor the current financial period.

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
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, revenue recognition, the liability for unpaid claims, equity-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived assets (including intangibles), fair value of liability classified instruments, and judgments related to deferred income taxes. The Company bases its estimates on the best information available at the time, its experiences, and various other assumptions believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.
P3 Health Partners Inc. | 2025 Form 10-K | 87

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
As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $25.0 million and $38.8 million, respectively, deposited at banking institutions which are subject to the FDIC insured limit.
Restricted cash is held for a specific purpose (such as payment of healthcare claims) and is thus not available to the Company for immediate or general business use. As of December 31, 2025 and 2024, the Company had restricted cash of $0.8 million and $5.3 million, respectively.
Revenue Recognition
The Company categorizes revenue based on various factors, such as the nature of contracts, as follows:

Revenue Type	Year Ended December 31, 2025	% of Total	Year Ended December 31, 2024	% of Total
	(dollars in thousands)
Capitated revenue	$1,428,979	97.9%	$1,483,602	98.9%
Other revenue:
Clinical fees & insurance revenue	3,056	0.2	5,934	0.4
Care coordination / management fees	10,823	0.7	10,563	0.7
Incentive fees and other revenue	16,222	1.1	356	0.0
Total other revenue	30,101	2.0	16,853	1.1
Total revenue	$1,459,080	100.0%	$1,500,455	100.0%
During the years ended December 31, 2025 and 2024, four and four health plan customers each accounted for 10% or more of total revenue and collectively comprised 75% and 59% of the Company’s total revenue, respectively.
Capitated Revenue
The Company contracts with health plans using an at-risk model. Under the at-risk model, the Company is responsible for the cost of all covered services provided to members assigned by the health plans to the Company in exchange for a fixed premium payment, which generally is a percentage of the health plans’ premiums (“POP”) paid by
P3 Health Partners Inc. | 2025 Form 10-K | 88

CMS. Through this capitation arrangement, the Company stands ready to provide assigned Medicare Advantage beneficiaries all their medical care via the Company’s directly employed and affiliated physician/provider network. Since the Company controls and provides medical care to its assigned members, the Company acts as a principal in these capitation arrangements. As of December 31, 2025, the Company had at-risk contracts in effect with 24 health plans across four states. As of December 31, 2024, the Company had at-risk contracts in effect with 23 health plans across five states.
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
Capitated revenue is recognized based on a PMPM transaction price to transfer the service for a distinct increment of the series (e.g., month), net of projected acuity adjustments and performance incentives or penalties. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The capitation amount is subject to possible retroactive premium risk adjustments based on the member’s individual acuity. Premium risk adjustments recorded in 2025 and 2024, which increased capitation revenue, were $36.7 million and $33.5 million, respectively. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient not to adjust for the effects of a significant financing component.
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
Revenue recognized from the balance of deferred revenue as of December 31, 2023 was $12.7 million for the year ended December 31, 2024. There was no deferred revenue as of December 31, 2024; thus, the Company did not recognize any revenue from the balance of deferred revenue for the year ended December 31, 2025.
Five and three health plan customers accounted for 10% or more of total health plan receivable as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, Management has deemed the Company’s settlement receivables to be fully collectible from those health plans where the Company is not delegated for claims processing. Accordingly, a constraint on the variable consideration associated with settlement receivables was not recorded.
Other Revenue – Care Coordination Fees and Management Fees
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
P3 Health Partners Inc. | 2025 Form 10-K | 89

Based on similarities of the terms of the care coordination and administrative services, the Company uses a portfolio approach to record revenue from CCFs and management fees.
Other Revenue
Clinical fees and insurance revenue relates to net patient fees received from various payors and direct patients under contracts in which the Company’s sole performance obligation is to provide healthcare services through the operation of medical clinics. The Company recognizes clinical fees and insurance revenue in the period in which services are provided. Under FFS payment arrangements, revenue is recognized on the date of service using a portfolio approach. The Company’s performance obligations are typically satisfied in the same day services are provided. All the Company’s contracts with its customers under these arrangements include a single performance obligation.
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
The Company earns revenue from incentive‑sharing arrangements related to Part D program incentive initiatives. Under these arrangements, a third‑party administrator facilitates the collection and distribution of incentive proceeds, and the Company receives a portion of those proceeds based on covered utilization activity. The Company’s share of incentive proceeds represents consideration for its participation in these programs and is recognized as revenue. The Company deems such revenue to be variable consideration and fully constrains the transaction price until cash is received.
Health Plan Receivables/Payables
Receivables or payables primarily consist of amounts the Company expects to receive or pay under at-risk capitation contracts with various health plans. These contracts involve a payment model where contracted health plans receive a fixed capitation amount per patient, per service year, regardless of service usage, from CMS. Whereas a portion of the payment is then allocated to the Company if capitation payments surpass the health plan's incurred medical expenses. A receivable is recorded for contracts in a surplus, while payable is recognized for contracts in a deficit position. Final amounts due to/from health plans are based upon settlement reports from the health plans, which outline covered lives, capitation rates, and medical costs. As such, these amounts are updated as the Company receives revised information from the health plans. Receivables are recorded at the anticipated collection amount as reported by the health plans. The total health plan receivable, net of allowance for credit losses, for December 31, 2025 and 2024 are $92.5 million and $121.3 million, respectively. The total health plan payable for December 31, 2025 and 2024 are $69.8 million and $55.6 million, respectively.
P3 Health Partners Inc. | 2025 Form 10-K | 90

Patient Fees Receivable
Substantially all client fees and insurance receivables are due under FFS contracts with third party payors, such as commercial insurance companies, government-sponsored healthcare programs, or directly from patients. The Company has agreements with third-party payors that provide for payments at amounts different from the established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Patient fees receivable, where a third-party payor is responsible for the amount due, are recorded at the invoiced amount, net of any expected contractual adjustments and implicit price concessions, and do not bear interest. Contractual adjustments arising under reimbursement arrangements with third-party payors are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The Company continuously monitors activities from payors (including patients) and records an implicit price concession as a reduction of revenue based on specific contracts and actual historical collection patterns to reflect the estimated amounts the Company expects to collect. Patient fees receivable of $1.3 million and $2.8 million are included in clinic fees, insurance and other receivable in the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively, and are recorded net of contractual allowances.
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

Classification	Depreciation Cycle
Leasehold improvements (cycle: lease term)	1 to 10 years
Furniture and fixtures	3 to 7 years
Vehicles	5 years
Computer equipment	3 years
Medical equipment	3 to 7 years
Software	3 years
The Company capitalizes certain costs incurred in connection with developing its own proprietary technology to serve core functions of its business operations such as revenue and medical cost analysis, care management and various facets that promote impactful utilization. The Company did not capitalize any software costs during the year ended December 31, 2025. During the year ended December 31, 2024, the Company capitalized $0.3 million to property and equipment for software costs (specifically to work in progress). In 2025, no capitalized costs were placed into service. $3.5 million capitalized costs were placed into service in 2024. All costs associated with internally developed technology following deployment, or that otherwise do not meet capitalization criteria, are expensed as incurred.
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
P3 Health Partners Inc. | 2025 Form 10-K | 91

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
P3 Health Partners Inc. | 2025 Form 10-K | 92

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
The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of the Company’s stock option awards. The risk-free interest rate estimate was based on constant maturity, which is the theoretical value of a U.S. Treasury that is based on recent values of auctioned U.S. Treasuries with remaining terms similar to the expected term of the stock option awards. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term was calculated using the “simplified” method; whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option due to P3’s lack of sufficient historical data. The expected volatility was estimated using an average of the historical volatilities of a peer group comprised of publicly traded companies in the same industry. The Company assesses the impact of material nonpublic information on its share price or expected volatility, as applicable, at the time of grant.
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
The Company classifies as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company’s control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For equity-linked contracts that are classified as liabilities, the Company records the fair value of the equity-linked contracts at each balance sheet date and records the change in the statements of operations as a gain (loss) from change in fair value of warrant liability. The Company’s public warrant liability is valued using observable market prices for those public warrants. The Company’s private placement warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes-Merton pricing model. The Company’s warrants issued to a capital provider are valued using a Black-Scholes-Merton pricing model based on observable market prices for public shares and warrants. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free rates.
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
P3 Health Partners Inc. | 2025 Form 10-K | 93

for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
Premium Deficiency Reserve
PDR liabilities are established when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. The Company assesses if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency reserve, contracts are grouped consistent with our method of acquiring, servicing, and measuring the profitability of such contracts based on the expected medical loss ratio, which considers the health care claims trend. The Company grouped its Medicare Advantage health plan contracts together as a single group as it operates in one line of business. The Company further concluded that the costs to administer these contracts are based on centralized and shared service functions. As of December 31, 2025 and 2024, the PDR liability was $86.1 million and $67.4 million, respectively, which represented an estimate of probable contract losses expected to be generated by the Company’s health plans.
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
Management estimates the Company’s IBNR by applying standard actuarial methodologies, which utilize historical data, including the period between the date services are rendered and the date claims are received and paid, the completion factors, per member per month healthcare cost trend factors, denied claims activity, expected medical cost inflation, seasonality patterns, changes in membership mix, and a provision for adverse deviation. IBNR estimates are subject to the impact from changes in both the regulatory and economic environments. Such estimates are made on an accrual basis and adjusted in future periods as required. Future and actual results typically differ from estimates. Differences could result from an overall change in medical expenses per member, changes in member mix or simply due to the addition of new members. Any adjustments to prior period estimates are included in the current period. During the year ended December 31, 2025, the Company recorded an adjustment of approximately $18.3 million to its IBNR estimate as of December 31, 2024.
The Company’s claims payable represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2025 and 2024.
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
P3 Health Partners Inc. | 2025 Form 10-K | 94

Company’s consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Accrued interest and penalties are included with the related tax liability.
See Note 12 “Income Taxes” for further information.
Advertising Expense
The Company uses advertising primarily to promote the health plans with which it conducts business as well as its physician clinics throughout the geographic areas it serves. Advertising costs are charged directly to operations as incurred. Advertising expense totaled $0.9 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively.
Reverse Stock Split
On April 11, 2025, the Company effected a 1-for-50 reverse stock split of its Class A common stock and Class V common stock, $0.0001 par value. All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise. See Note 15 “Capitalization” included in this Form 10-K for additional information related to the reverse stock split.
Note 4: Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
Accounting Standard Update (“ASU”) 2023-09 enhances the transparency and decision usefulness of income tax disclosures, in response to investors’ feedback, indicating the need for improved information to assess an entity’s operations, tax risks, and planning opportunities, particularly in understanding exposure to jurisdictional tax changes and their impact on cash flows. The amendments address these concerns by improving income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied prospectively. Retrospective application is permitted. The Company adopted this ASU for the year ended December 31, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s financial statement disclosures.
Recent Accounting Pronouncements Not Yet Adopted
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”)
ASU 2025-05 provides all entities with a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2026 and interim period reporting beginning in 2026 on a prospective basis. The Company expects adoption of this standard to have an immaterial impact on its consolidated financial statements.
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
P3 Health Partners Inc. | 2025 Form 10-K | 95

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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of December 31, 2025	$106	$—	$2,356	$2,462
Warrant liability as of December 31, 2024	$127	$—	$10,185	$10,312
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	December 31,
	2025	2024
Volatility	102.1%	91.7%
Risk-free interest rate	3.7%	4.4%
Exercise price	$25.74	$25.00
Expected term	5.3 years	6.2 years

The exercise price for the years ended December 31, 2025 and 2024 presented in the table above have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
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
P3 Health Partners Inc. | 2025 Form 10-K | 96

The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	December 31,
	2025	2024
	(in thousands)
Beginning balance	$10,185	$29
Issuance of common warrants	—	31,341
Mark-to-market adjustment of stock warrants	(7,829)	(21,185)
Ending balance	$2,356	$10,185
The Company recorded gains of $7.9 million and $22.1 million from changes in the fair value of stock warrants for the years ended December 31, 2025 and 2024, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments. The book value of long-term debt approximates fair value, which was calculated using Level 2 inputs, as of December 31, 2025.
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
Note 6: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
	(in thousands)
Letters of credit and surety bonds	$7,024	$12,386
Prepaid expenses	4,010	1,606
Security deposit	405	430
Prepaid expenses and other current assets	$11,439	$14,422
P3 Health Partners Inc. | 2025 Form 10-K | 97

Note 7: Property and Equipment
The Company’s property and equipment balances consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$2,324	$2,332
Furniture & fixtures	932	1,106
Computer equipment & software	7,002	7,060
Medical equipment	986	1,082
Software (development in process)	—	343
Vehicles	395	659
Other	31	—
	11,670	12,582
Less: accumulated depreciation	(8,296)	(6,848)
Property and equipment, net	$3,374	$5,734
Total depreciation of property and equipment recognized on the consolidated statements of operations was $2.2 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively.
The Company closed on the sale of the remaining Florida assets on May 1, 2025. As of December 31, 2024, the Company determined that the carrying value of the assets was less than the fair value and a loss on impairment of assets held for sale was recognized on the consolidated statement of operations for the year ended December 31, 2024. The fair value was determined based on a quoted market price less costs to sell. Net assets classified as held for sale for the Company’s remaining Florida operations are summarized as follows as of December 31, 2024 (in thousands):

Assets:
Property and equipment, net	$571
Intangible assets, net	7,576
Other long-term assets	314
Accumulated impairment	(8,058)
Total assets	$403
Liabilities:
Accrued expenses and other current liabilities	$56
Operating lease liability	297
Total liabilities	$353
Net assets	$50
P3 Health Partners Inc. | 2025 Form 10-K | 98

Note 8: Intangible Assets
Intangible assets, net consisted of the following:

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	671,819	(273,361)	398,458	671,819	(206,951)	464,868
Trademarks	148,635	(61,005)	87,630	148,635	(46,427)	102,208
Payor contracts	4,700	(1,880)	2,820	4,700	(1,410)	3,290
Provider network	4,734	(1,919)	2,815	4,734	(1,450)	3,284
Total	$830,588	$(338,165)	$492,423	$830,588	$(256,238)	$574,350
Amortization of intangible assets was $81.9 million and $83.7 million during the years ended December 31, 2025 and 2024, respectively. Estimated future amortization of intangible assets is $82.0 million for each of the years 2026 through 2031.
Note 9: Claims Payable
Activity in the liability for claims payable was as follows:

	December 31,
	2025	2024
	(in thousands)
Claims unpaid, beginning of period	$255,089	$178,009
Incurred, related to:
Current period	1,303,370	1,341,031
Prior period(s)	13,739	(1,588)
Total incurred	1,317,109	1,339,443
Paid, related to:
Current period	1,045,153	1,093,866
Prior period(s)	239,255	168,497
Total paid	1,284,408	1,262,363
Claims unpaid, end of period	$287,790	$255,089
Note 10: Retirement Plan
The Company maintains a retirement savings 401(k) Plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. At its discretion, the Company can make a matching contribution to the 401(k) Plan. The Company recognized expense related to its contributions to the 401(k) Plan of $0.9 million and $1.1 million during the years ended December 31, 2025 and 2024, respectively.
P3 Health Partners Inc. | 2025 Form 10-K | 99

Note 11: Debt
Long-term Debt
Long-term debt consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$34,189	$30,091
Term loan facility, interest paid at 15.0%, due September 2027	82,885	75,155
VGS 1 promissory note, interest paid at 13.5%, due June 2028	49,374	38,328
VGS 2 promissory note, interest paid at 17.5%, due September 2027	38,667	28,972
VGS 3 promissory note, interest paid at 19.5%, due June 2028	35,435	25,499
VGS 4 promissory note, interest paid at 19.5%, due August 2028	41,110	—
VGS 5 promissory note, interest paid at 19.5%, due August 2028	55,070	—
Long-term debt, gross	336,730	198,045
Less: unamortized debt issuance costs and original issue discount	(63,320)	(13,983)
	273,410	184,062
Less: current portion of long-term debt	(45,036)	(75,155)
Long-term debt, net	$228,374	$108,907
Repurchase Promissory Note
In June 2019, the Company issued a share repurchase promissory note to a former equity investor for $15.0 million, which was subsequently amended in November 2020 (as amended, the “Repurchase Promissory Note”). The Repurchase Promissory Note automatically matures and is due and payable on the earlier of June 30, 2026, a change in control transaction, or an underwritten primary public offering, each as defined in the agreement. The Repurchase Promissory Note accrues paid-in-kind (“PIK”) interest of 11.0% per year. The principal balance, inclusive of PIK interest, and an exit fee of $0.6 million are due at maturity.
Term Loan Facility
In November 2020, the Company entered into a Term Loan Agreement and Security Agreement with a commercial lender (as amended, the “Term Loan Agreement”), which provided funding up to $100.0 million (the “Term Loan Facility”). The Company’s access to additional borrowings under the Term Loan Facility ended upon termination of the commitment period on February 28, 2022. The Term Loan Agreement was amended on December 13, 2022 to provide for certain modifications and to permit the issuance of the VGS Promissory Note (defined below) and related transactions. The Term Loan Agreement was amended on March 22, 2024 to provide for certain modifications and to permit the issuance of the VGS 2 Promissory Note (defined below) and related transactions. The Term Loan Agreement was amended on November 30, 2024 to permit the Company’s sale of the Florida Assets (the “Permitted Florida Disposition”), provide that the mandatory prepayment covenant does not apply to the proceeds of the Permitted Florida Disposition, and remove the ability to elect to pay a portion of the interest in-kind. The Term Loan Agreement was amended on December 12, 2024 to provide for certain modifications and to permit the issuance of the VGS 3 Promissory Note (defined below) and related transactions. The Security Agreement provides the lenders collateral in 100% of the Company’s pledged stock, its subsidiaries (including tangible and intangible personal property), and bank accounts. The Term Loan Agreement was amended on February 13, 2025 to permit the issuance of the VGS 4 Promissory Note (defined below). The Term Loan Agreement was amended on May 29, 2025, to permit the issuance of the VGS 5 Promissory Note (defined below).
P3 Health Partners Inc. | 2025 Form 10-K | 100

The Term Loan Agreement was amended on August 27, 2025 (the “Tenth Amendment”); the Tenth Amendment:
•amends the payment structure of the Term Loan Agreement by extending the interest-only period to June 30, 2026, extending the final maturity date to September 30, 2027, and changing the principal payments to a fixed $5.0 million per payment date;
•changes the interest rate from 12% through maturity to 12% through September 30, 2025 and 15% thereafter;
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
The maturity date may be accelerated as a remedy under certain default provisions in the agreement or in the event a mandatory prepayment trigger occurs. PIK interest is subject to acceleration in the event certain occurrences in the Term Loan Facility’s agreement are triggered. In addition, P3 LLC will pay a back-end fee of 9.0% when principal repayments occur.
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
The Company was not in compliance with its Term Loan Facility covenants related to issuance of the 2025 financial statements with an audit opinion free of a “going concern” explanatory paragraph. The Term Loan Facility lenders granted a waiver of the covenant under the Term Loan Facility related to the existence of a “going concern” emphasis of matter paragraph in the audit opinion for the Company’s audited financial statements for the fiscal year ended December 31, 2025. The Company was in material compliance with all other covenants under the Term Loan Facility as of December 31, 2025; however, there can be no assurance that the Company will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility or the lenders of any future indebtedness the Company may incur will grant any such waiver or forbearance in the future.
VGS 1 2024 Loan (2024) and VGS Promissory Note (2023)
In December 2022, P3 LLC entered into a related party financing transaction (see Note 20 “Related Parties”) with VBC Growth SPV LLC (“VGS”) which included the issuance of an unsecured promissory note (the “VGS Promissory Note”) to VGS; warrant agreement, pursuant to which the Company issued warrants to purchase 8.6 thousand shares of Class A common stock at an exercise price of $213.00 per share to VGS (see Note 13 “Warrants”); and a subordination agreement, pursuant to which VGS agreed to subordinate its right of payment under the VGS Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The VGS Promissory Note provided for funding of up to $40.0 million. The Company paid VGS an up-front fee of 1.5%. Interest was payable at 14.0% per annum on a quarterly cycle (in arrears) beginning March 31, 2023. The Company had the option to pay interest of 6.0% in-kind and 8.0% in cash, subject to certain limitations. The VGS Promissory Note had a maturity date of May 19, 2026.
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
P3 Health Partners Inc. | 2025 Form 10-K | 101

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
VGS 2 Promissory Note
On March 22, 2024, P3 LLC entered into a related party financing transaction (see Note 20 “Related Parties”) with VBC Growth SPV 2, LLC (“VGS 2”), consisting of the issuance of an unsecured promissory note (the “VGS 2 Promissory Note”) to VGS 2 and a subordination agreement (“VGS 2 Subordination Agreement”), pursuant to which VGS 2 agreed to subordinate its right of payment under the VGS 2 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The VGS 2 Promissory Note provided for funding of up to $25.0 million. The Company paid VGS 2 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind.
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
VGS 3 Promissory Note
On December 12, 2024, P3 LLC entered into a related party financing transaction (see Note 20 “Related Parties”) with VBC Growth SPV 3, LLC (“VGS 3”), consisting of the issuance of an unsecured promissory note (the “VGS 3 Promissory Note”) to VGS 3; warrant agreement, pursuant to which the Company issued warrants to purchase 1.4 million shares of Class A common stock at an exercise price of $10.69 per share to VGS 3 (see Note 13 “Warrants”); and a
P3 Health Partners Inc. | 2025 Form 10-K | 102

subordination agreement (the “VGS 3 Subordination Agreement”), pursuant to which VGS 3 agreed to subordinate its right of payment under the VGS 3 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The VGS 3 Promissory Note provides for funding of up to $25.0 million. The Company paid VGS 3 an up-front fee of 1.5% of the aggregate principal amount of the loan in-kind.
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
In connection with the transactions described above, P3 LLC entered into a subordination agreement, dated as of February 13, 2025 (the “VGS 4 Subordination Agreement”), with CRG Servicing LLC (“CRG”), as administrative agent under the Term Loan Facility, and VGS 4. Pursuant to the VGS 4 Subordination Agreement, VGS 4 agreed to subordinate its right of payment under the VGS 4 Promissory Note to the right of payment and security interests of the lenders under the Term Loan Facility. The terms of the VGS 4 Subordination Agreement will effectively require P3 LLC to pay all interest under the VGS 4 Promissory Note in-kind.
P3 Health Partners Inc. | 2025 Form 10-K | 103

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
As of December 31, 2025, long-term debt maturities are as follows (in thousands):

2026	$45,089
2027	110,652
2028	180,989
336,730
Less: unamortized debt issuance costs, original issue discount, and back-end facility fees	(63,320)
$273,410
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
P3 Health Partners Inc. | 2025 Form 10-K | 104

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
The components of loss before income taxes were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Domestic	$(321,061)	$(305,991)
Foreign	—	—
Total	$(321,061)	$(305,991)
The components of income tax expense were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current income taxes:
Federal	$246	$1,217
State	3,277	4,260
Total current income taxes	3,523	5,477
Deferred income taxes:
Federal	(1,753)	(835)
State	255	(255)
Total deferred income taxes	(1,498)	(1,090)
Total income tax expense	$2,025	$4,387
A reconciliation of the statutory federal income tax to the Company’s provision for income taxes (benefit) after the adoption of ASU 2023-09 are summarized as follows (in thousands, except for percentages):

	Year Ended December 31,
	Amount	Percentage
U.S. federal statutory tax rate	$(67,423)	21.0%
State and local income taxes, net of federal income tax effect (1)	150	—%
Changes in valuation allowance	29,522	(9.2)%
Nontaxable or nondeductible items
Losses not subject to tax	$34,926	(10.9)%
Other	$797	(0.2)%
Changes in unrecognized tax benefits	$3,410	(1.1)%
Other reconciling items	$643	(0.2)%
Provision expense (benefit) for taxes and effective tax rate	$2,025	(0.6)%
_____________________________________________
(1) State taxes in Oregon made up the majority (greater than 50 percent) of the tax effect in this category.
P3 Health Partners Inc. | 2025 Form 10-K | 105

As previously disclosed for the year ended December 31, 2024, a reconciliation of the statutory federal income tax to the Company’s provision for income taxes (benefit) prior to the adoption of ASU 2023-09 is as follows (in thousands):

Year Ended December 31,
2024

Tax at federal statutory rate	$(64,258)
Non-controlling interest and nontaxable income	36,984
Change in valuation allowance	29,929
Investment in P3 LLC	(796)
Return to provision	2,006
Deferred tax adjustments	(21)
Other reconciling items	543
Total	$4,387

Effective tax rate	(1.4)%
The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants. During the years ended December 31, 2025 and 2024, the Company’s tax rate was impacted by the valuation allowance placed on deferred tax assets in prior periods and losses from non-controlling interest not subject to tax.
The amount of income taxes paid (net of refunds received) are presented below (in thousands). Jurisdictions where income taxes paid exceeded five percent of total income taxes paid (net of refunds received) are disclosed separately.

Year ended
December 31, 2025
$1,443
Federal	$1,443
State
California	(129)
Oregon	125
Other	—
Foreign	—
Total income taxes paid (net of refunds received)	$1,439
Cash income taxes paid (net of refunds received) were $5.5 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
Deferred Income Taxes
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards.
P3 Health Partners Inc. | 2025 Form 10-K | 106

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Investment in P3 LLC	$38,157	$32,438
Net operating loss carryforwards	51,647	33,087
Accrued liabilities	234	181
Goodwill and identifiable intangible assets	1,308	1,712
Section 163j interest limitation	11,531	5,104
Other deferred tax assets	386	459
Total deferred tax assets	103,263	72,981
Less: valuation allowance	(100,417)	(71,457)
Net deferred tax assets	2,846	1,524
Deferred tax liabilities:
Operating lease, right-of-use assets	(201)	(410)
Other deferred tax liabilities	(56)	(24)
Total deferred tax liabilities	(257)	(434)
Net deferred tax asset	$2,589	$1,090
Deferred tax assets are included in other long-term assets in the Company’s consolidated balance sheets.
The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available evidence as of December 31, 2025, the Company believes that it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company has recorded a valuation allowance against the tax benefits of the U.S. losses incurred. The Company intends to maintain the valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
As of December 31, 2025, the Company has recognized a net deferred tax asset of $1.1 million in connection with its subsidiary, Medcore HP (“MHP”). Because MHP does not file a consolidated corporate income tax return with the Company, the deferred tax assets of MHP are separately assessed for realizability. Based on the weight of all available evidence as of December 31, 2025, the Company believes that it is more likely than not that the tax benefits of the deferred tax assets of MHP will be realized.
As of December 31, 2025, the Company has recognized a net deferred tax asset of $1.5 million in connection with certain of the Network VIEs. Because the Network VIEs do not file a consolidated corporate income tax return with the Company, the deferred tax assets are separately assessed for realizability. Based on the weight of all available evidence as of December 31, 2025, including cumulative income in recent years, the Company believes that it is more likely than not that the tax benefits of the deferred tax assets of certain of the Network VIEs will be realized.
P3 Health Partners Inc. | 2025 Form 10-K | 107

The balances and activity related to the valuation allowance were as follows:

Amount
(in thousands)

Balance at December 31, 2023	$(46,370)
Additions	(28,119)
Reductions	3,032
Balance at December 31, 2024	(71,457)
Additions	(28,960)
Reductions	—
Balance at December 31, 2025	$(100,417)
As of December 31, 2025, the Company has U.S. federal income tax net operating loss carryforwards of $217.2 million available to offset future taxable income, all of which will be carried forward indefinitely, but utilization is limited to 80% of taxable income in any given year. The Company also has state net operating loss carryforwards of $119.8 million, of which $101.8 million will expire over the next 20 years, and $18.0 million will be carried forward indefinitely.
The federal and state net operating loss carryforwards may be subject to limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 (the “Code”) and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed a Section 382 analysis covering the period January 1, 2018 through September 30, 2025. The Section 382 analysis tested the Company’s stock for each occurrence of stock issuance during the covered period. Through the analysis period, ownership changes were identified resulting in annual limitations to tax attributes; however, due to the indefinite carryforward of U.S. federal income tax net operating losses, no such carryforwards have been derecognized.
Uncertain Tax Positions
The Company is subject to examination for tax years beginning with the year ended December 31, 2020. The Company is not currently under any U.S. federal or state income tax audits for any tax year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024
	(in thousands)
Balance at January 1	$4,285	—
Additions based on tax positions taken in a prior year	2,135	—
Additions based on tax positions related to the current year	335	4,285
Balance at December 31	$6,755	$4,285
As of December 31, 2025, there are $6.8 million unrecognized tax benefits related to state tax filing positions that if recognized would affect the annual effective tax rate. Events that could impact the liability include expiration of the statute of limitations or settlement with the state tax authority.
The Company recorded interest and penalties of $1.0 million related to uncertain tax positions within the income tax provision on the consolidated statement of comprehensive loss during the year ended December 31, 2025. As of December 31, 2025, accrued interest and penalties related to uncertain tax positions of $2.6 million were recorded within other long-term liabilities on the consolidated balance sheet. $1.6 million was recorded during the year ended as of December 31, 2024.
Tax Receivable Agreement
In connection with the Business Combinations, the Company entered into a TRA that provides for the payment by the Company of 85% of the amount of any tax benefits that are realized, or in some cases are deemed to realize, as a result
P3 Health Partners Inc. | 2025 Form 10-K | 108

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
As of December 31, 2025 and 2024, the TRA liability is estimated to be $12.4 million and $11.5 million, respectively; however, due to the full valuation allowance recorded by the Company, which results in no tax benefits that are to be realized related to the amortization of the step-up, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2025 and 2024. As non-controlling interest holders exercise their right to exchange their Common Units, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in its tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of a share of the Company’s Class A common stock at the time of the relevant redemption or exchange.
Note 13: Warrants
As of December 31, 2025 and 2024, there were an aggregate of 8.4 million and 4.9 million warrants outstanding, respectively, which include the 2021 Public Warrants, 2021 Private Placement Warrants, VGS Warrants, VGS 3 Warrants, VGS 4 Warrants, VGS 5 Warrants, March 2023 Warrants, May 2024 Common Warrants, and May 2024 Pre-Funded Warrants (each as defined below). No warrants were exercised during the years ended December 31, 2025 and 2024.
Liability-classified
Public Offering and Private Placement
The 2021 Public Warrants and 2021 Private Placement Warrants entitle the holders to purchase an aggregate of 0.2 million shares of Class A common stock, as adjusted for the reverse stock split, at a price of $575.00 per share. The 2021 Public Warrants will expire five years after the completion of the Business Combinations. The Company has the right to redeem the 2021 Public Warrants when the price per share of Class A common stock equals or exceeds $900.00 for 20 days within a 30-day trading period. The 2021 Private Placement Warrants are identical to the 2021 Public Warrants, except that the 2021 Private Placement Warrants are subject to certain transfer restrictions, are not redeemable by the Company if they are held by sponsors, and are exercisable on a cashless basis.
May 2024 Common Warrants
In connection with the May 2024 Private Placement (see Note 15 “Capitalization”), the Company issued warrants to purchase an aggregate of 1.3 million shares of Class A common stock, as adjusted for the reverse stock split, at a price of $25.10 per share (the “May 2024 Common Warrants”). Pursuant to the warrant agreements, the May 2024 Common Warrants and the right to purchase securities upon the exercise of the May 2024 Warrants will terminate upon the earliest to occur of the following: (a) May 22, 2031; and (b) the consummation of (i) a sale, conveyance, disposal, or encumbrance
P3 Health Partners Inc. | 2025 Form 10-K | 109

of all or substantially all of the Company’s property or business or the Company’s merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company is disposed and the proceeds thereof are paid to the then-existing stockholders of the Company. The May 2024 Common Warrants were recorded as liability-classified financial instruments for an initial amount of $31.3 million.
The key Level 3 inputs into the option pricing model related to the May 2024 Warrants at inception, as adjusted for the reverse stock split, were as follows:

Volatility	95.0%
Risk-free interest rate	4.5%
Exercise price	$25.10
Expected term	7.0 years
The 2021 Public Warrants, 2021 Private Placement Warrants, and May 2024 Warrants are recorded as liabilities on the consolidated balance sheets with a balance of $2.5 million and $10.3 million as of December 31, 2025 and 2024, respectively.
Equity-classified
VGS Warrants
In connection with the VGS Promissory Note issued in December 2022 (see Note 11 “Debt”), the Company and VGS entered into a warrant agreement (the “VGS Warrant Agreement”) pursuant to which the Company issued warrants to purchase 8.6 thousand shares of Class A common stock, as adjusted for the reverse stock split, at an exercise price of $213.00 per share to VGS (the “VGS Warrants”). The number of shares of common stock for which the VGS Warrants is exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) December 13, 2027; and (b) the consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed.
VGS 3 Warrants
In connection with the VGS 3 Promissory Note issued in December 2024 (see Note 11 “Debt”), the Company and VGS 3 entered into a warrant agreement (the “VGS 3 Warrant Agreement”) pursuant to which the Company issued warrants to purchase 1.4 million shares of Class A common stock, as adjusted for the reverse stock split, at an exercise price of $10.69 per share to VGS 3 (the “VGS 3 Warrants”). The number of shares of common stock for which the VGS 3 Warrants is exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS 3 Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) December 12, 2031; and (b) the consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed. The Company recorded the fair value of the VGS 3 Warrants of $12.1 million as an increase to additional paid in capital during the year ended December 31, 2024.
The key Level 3 inputs into the option pricing model related to the VGS 3 Warrants were as follows:

Volatility	91.6%
Risk-free interest rate	4.2%
Exercise price	$10.69
Expected term	6.8 years
VGS 4 Warrants
P3 Health Partners Inc. | 2025 Form 10-K | 110

In connection with the VGS 4 Promissory Note issued in February 2025 (see Note 11 “Debt”), the Company and VGS 4 entered into a warrant agreement (the “VGS 4 Warrant Agreement”) pursuant to which the Company issued warrants to purchase 1.4 million shares of the Company’s Class A common stock at an exercise price of $10.34 per share to VGS 4 (the “VGS 4 Warrants”), as adjusted for the reverse stock split. The number of shares of common stock for which the VGS 4 Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS 4 Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) February 13, 2032; and (b) the consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed. The Company recorded the fair value of the VGS 4 Warrants of $14.0 million as an increase to additional paid in capital during the year ended December 31, 2025.
The key Level 3 inputs into the option pricing model related to the VGS 4 Warrants were as follows:

Volatility	91.0%
Risk-free interest rate	4.41%
Exercise price	$10.34
Expected term	7.0 Years
VGS 5 Warrants
In connection with the VGS 5 Promissory Note issued in May 2025 (see Note 11 “Debt”), the Company and VGS 5 entered into a warrant agreement (the “VGS 5 Warrant Agreement”) pursuant to which the Company issued warrants to purchase 1.4 million shares of the Company’s Class A common stock at an exercise price of $7.39 per share to VGS 5. The number of shares of common stock for which the VGS 5 Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS 5 Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) May 29, 2032; and (b) the consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed. The Company recorded the fair value of the VGS 5 Warrants of $8.3 million as an increase to additional paid in capital during the year ended December 31, 2025.
The key Level 3 inputs into the option pricing model related to the VGS 5 Warrants were as follows:

Volatility	92.0%
Risk-free interest rate	4.16%
Exercise price	$7.39
Expected term	7.0 Years
VGS 5 Tranche 3a Warrants
In connection with the third tranche of the VGS 5 Promissory Note which was funded on October 7, 2025 (see Note 11 “Debt”), the Company and VGS 5 entered into a warrant agreement (the “VGS 5 Tranche 3a Warrant Agreement”) pursuant to which the Company issued warrants to purchase 0.6 million shares of the Company’s Class A common stock at an exercise price of $8.88 per share to VGS 5. The number of shares of common stock for which the VGS 5 Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations, and similar transactions. Pursuant to the VGS 5 Warrant Agreement, the warrants and the right to purchase securities upon the exercise of the warrants will terminate upon the earliest to occur of the following: (a) October 7, 2032; and (b) the consummation of (i) a sale, conveyance, consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company or P3 LLC is disposed. The Company recorded the fair value of the VGS 5 Warrants of $4.5 million as an increase to additional paid in capital during the year ended December 31, 2025.
P3 Health Partners Inc. | 2025 Form 10-K | 111

The key Level 3 inputs into the option pricing model related to the VGS 5 Tranche 3a Warrants were as follows:

Volatility	92.0%
Risk-free interest rate	3.91%
Exercise price	$8.88
Expected term	7.0 Years
May 2024 Pre-Funded Warrants
In connection with the May 2024 Private Placement (see Note 15 “Capitalization”), the Company issued pre-funded warrants to purchase an aggregate of 0.5 million shares of Class A common stock, as adjusted for the reverse stock split, at a price of $0.005 per share (the “May 2024 Pre-Funded Warrants”). Pursuant to the warrant agreements, the May 2024 Pre-Funded Warrants and the right to purchase securities upon the exercise of the May 2024 Pre-Funded Warrants will terminate upon the consummation of (i) a sale, conveyance, disposal, or encumbrance of all or substantially all of the Company’s property or business or the Company’s merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company is disposed and the proceeds thereof are paid to the then-existing stockholders of the Company. The May 2024 Pre-Funded Warrants were recorded as equity-classified financial instruments totaling $6.6 million.
March 2023 Warrants

In connection with the March 2023 Private Placement (see Note 15 “Capitalization”), the Company issued warrants to purchase an aggregate of 1.2 million shares of Class A common stock, as adjusted for the reverse stock split, at a price of $56.50 per share (the “March 2023 Common Warrants”), and pre-funded warrants to purchase an aggregate of 0.2 million shares of Class A common stock, as adjusted for the reverse stock split, at a price of $0.005 per share (the “March 2023 Pre-Funded Warrants” and, together with the March 2023 Common Warrants, the “March 2023 Warrants”). Pursuant to the warrant agreements, the March 2023 Warrants and the right to purchase securities upon the exercise of the March 2023 Warrants will terminate upon the earliest to occur of the following: (a) April 5, 2028, with respect to the March 2023 Common Warrants only; and (b) the consummation of (i) a sale, conveyance, disposal, or encumbrance of all or substantially all of the Company’s property or business or the Company’s merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or (ii) any other transaction or series of related transactions in which more than 50% of the voting power of which the Company is disposed and the proceeds thereof are paid to the then-existing stockholders of the Company.
Note 14: Commitments and Contingencies
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

Civil Investigative Demand
In June 2024, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act in the course of the government’s investigation concerning its arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of the Company’s broker programs and arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as arrangements with third parties relating to these programs. The Company is cooperating with the investigation and
P3 Health Partners Inc. | 2025 Form 10-K | 112

providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation.
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
Leases
The Company leases real estate in the form of corporate office space and operating facilities. The Company’s real estate leases have noncancelable terms expiring in 2026 to 2040, certain of which have one to two renewal options of five to 10 years.
Operating lease right-of-use assets of $12.5 million and $12.9 million were included within other long-term assets on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Operating lease costs are included within operating expenses on the consolidated statements of operations and were $4.3 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively.
Lease terms and discount rates consisted of the following as of:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	4.3	4.8
Weighted average discount rate	12.3%	12.4%
P3 Health Partners Inc. | 2025 Form 10-K | 113

Maturities of operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2026	$3,932
2027	3,691
2028	3,508
2029	3,193
2030	2,302
Thereafter	2,314
Total undiscounted future cash flows	18,940
Less: interest	(5,027)
Present value of operating lease liabilities	$13,913
The current portions of operating right-of-use liabilities of $2.4 million and $2.5 million are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Supplemental cash flows and other information related to leases are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating cash flows paid for operating leases	$4,190	$4,551
Note 15: Capitalization
As of December 31, 2025, under the Company’s amended and restated certificate of incorporation dated August 20, 2020, the Company is authorized to issue: (i) 800 million shares of Class A common stock with a par value of $0.0001 per share, (ii) 205 million shares of Class V common stock with a par value of $0.0001 per share, and (iii) 10 million shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued or outstanding as of December 31, 2025 and 2024. Holders of shares of Class A common stock and Class V common stock are each entitled to one vote on all matters to be voted upon by stockholders. The declaration, amount, and payment of any future dividends on shares of Class A common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, restrictions in its debt agreements, and other factors that the Company’s Board of Directors deems relevant. Holders of shares of Class A common stock are entitled to receive such dividends declared by the Company’s Board of Directors. Holders of shares of Class V common stock are not entitled to participate in any such dividends declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared any cash dividends during the years ended December 31, 2025 or 2024.
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
P3 Health Partners Inc. | 2025 Form 10-K | 114

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
Each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged by the split, except for minor changes and adjustments that resulted from the treatment of fractional shares. The rights and privileges of the holders of shares of the Company’s common stock were substantially unaffected. Unless otherwise noted, all references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
May 2024 Private Placement

On May 24, 2024, pursuant to a Securities Purchase Agreement (the “May 2024 Purchase Agreement”), dated May 22, 2024 with the purchasers named therein (the “May 2024 Purchasers”), which included certain affiliated entities of Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP”), and institutional investors, the Company issued approximately 1.3 million units, as adjusted for the reverse stock split, at a price of approximately $31.35 per unit. Each unit consists of one share of Class A common stock and a warrant to purchase one share of Class A common stock at an exercise price of $25.10. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 0.8 million shares of its Class A common stock, (ii) warrants to purchase an aggregate of 1.3 million shares of Class A common stock, and (iii) warrants to purchase an aggregate of 0.5 million shares of Class A common stock for aggregate proceeds of $39.8 million, net of $2.4 million in offering costs (collectively, the “May 2024 Private Placement”).
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
On May 24, 2024, in connection with entry into the Purchase Agreement, the Company entered into an amended and restated letter agreement (the “Amended and Restated Letter Agreement”) with CPF GP, and Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III,” and together with CPF GP, “CPF”) (on behalf of the funds of which CPF GP is the general partner, certain funds of which CPF GP III is the general partner and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”)). The Amended and Restated Letter Agreement provides that for as long as the CPF Parties own 40% of the Company’s outstanding common stock, (i) CPF will be entitled to designate one additional independent member of the Company’s board of directors, and (ii) CPF will be entitled to certain
P3 Health Partners Inc. | 2025 Form 10-K | 115

information rights and protective provisions. As of the date of the issuance of these financial statements, CPF has not exercised its right to designate a director under the terms of the Amended and Restated Letter Agreement. The CPF Parties also agreed to extend a standstill restriction that limits the ownership of the CPF Parties to 49.99% of the Company’s Class A common stock and Class V common stock from the date of the closing of the May 2024 Private Placement to July 31, 2025. On December 12, 2024, in connection with the issuance of warrants to VGS 3, we entered into a second amended and restated CPF Letter Agreement pursuant to which the CPF Parties extended the ownership restriction standstill to January 1, 2026.
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
March 2023 Private Placement

On April 6, 2023, pursuant to a Securities Purchase Agreement (the “March 2023 Purchase Agreement”), dated March 30, 2023 with the purchasers named therein (the “March 2023 Purchasers”), which included certain affiliated entities of CPF GP, and the Company’s Chief Medical Officer and member of the Company’s board of directors, the Company issued 1.6 million units, as adjusted for the reverse stock split, at a price of approximately $56.00 per unit for institutional investors, and a purchase price of approximately $59.50 per unit for employees and consultants. Each unit consists of one share of Class A common stock and 0.75 of a warrant to purchase one share of Class A common stock at an exercise price of $56.50. Certain institutional investors elected to receive pre-funded warrants to purchase Class A common stock in lieu of a portion of their Class A common stock. In total, the Company sold (i) an aggregate of 1.4 million shares of its Class A common stock, (ii) warrants to purchase an aggregate of 1.2 million shares of Class A common stock, and (iii) pre-funded warrants to purchase an aggregate of 0.2 million shares of Class A common stock for aggregate proceeds of $86.6 million, net of $2.9 million in offering costs (collectively, the “March 2023 Private Placement”).
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
Note 16: Equity-Based Compensation
2021 Incentive Award Plan
In connection with the Business Combinations, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), effective on its adoption date, in order to facilitate the grant of cash and equity incentives to employees, consultants, and directors of the Company and certain affiliates. The 2021 Plan provides that the initial aggregate number of shares reserved and available for issuance is 292,000, as adjusted for the reverse stock split, plus an increase each January 1, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock and Class V common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A
P3 Health Partners Inc. | 2025 Form 10-K | 116

common stock as is determined by the Company’s Board of Directors. Since January 1, 2022, the aggregate number of shares of Class A common stock reserved and available for issuance under the 2021 Plan has increased by a total of 0.2 million pursuant to the automatic annual increase provision under the 2021 Plan. As of December 31, 2025, the number of shares of Class A common stock reserved and available for issuance under the 2021 Plan was 0.1 million.
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
The following table summarizes time-based stock option activity under the 2021 Plan for the year ended December 31, 2025:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	131	$117.27	8.57	$—
Granted	44	$8.56
Cancelled	(5)	$(164.21)
Forfeited	(6)	$(128.81)
Cancelled & Forfeited adjustments	20	$—
Outstanding as of December 31, 2025	184	$80.33	8.15	$—
Fully vested and expected to vest as of December 31, 2025	184	$80.33	8.15	$—
Exercisable as of December 31, 2025	123	$107.24	7.73	$—
P3 Health Partners Inc. | 2025 Form 10-K | 117

The following additional disclosures are provided for time-based stock options:

	Year Ended December 31,
	2025	2024
Weighted average grant date fair value	$5.50	$0.34
The following table summarizes performance-based stock option activity under the 2021 Plan for the year ended December 31, 2025:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	15	$247.50	—	$—
Granted	—	$—
Forfeited	—	$—
Outstanding as of December 31, 2025	15	$247.50	6.93	$—
Fully vested and expected to vest as of December 31, 2025	15	$247.50	6.93	$—
Exercisable as of December 31, 2025	—	—	—	$—
There were no stock options exercised during the years ended December 31, 2025 and 2024.
The weighted average assumptions used in estimating the grant date fair value of stock options are listed in the table below:

	Year Ended December 31,
	2025	2024
Expected volatility	68.4%	64.7%
Risk-free interest rate	4.1%	4.2%
Expected term	6.1 years	6.2 years
Dividend rate	0.0%	0.0%
Time-based stock options vest ratably over a period between two and five years, so long as the optionee continues to provide services to the Company. As of December 31, 2025, there was $0.7 million and $1.8 million of unrecognized equity-based compensation cost related to unvested time-based and performance-based stock options under the 2021 Plan, respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 7.0 years, respectively.
The following table summarizes RSU activity under the 2021 Plan for the year ended December 31, 2025:

	Weighted Average Grant Date Fair Value	Number of Units (in thousands)
Non-vested as of December 31, 2024	$79.89	74
Granted	$9.09	55
Vested	$74.97	(29)
Forfeited	$65.08	(16)
Non-vested as of December 31, 2025	$28.63	84
P3 Health Partners Inc. | 2025 Form 10-K | 118

The following additional disclosures are provided for RSU awards:

	Year Ended December 31,
	2025	2024
Weighted average grant date fair value	$9.09	$0.59
Total fair value of shares vested (in thousands)	$2,217	$2,680
In August 2023, the Company granted an aggregate of 50,000 RSUs, as adjusted for the reverse stock split, pursuant to the 2021 Plan to the Company’s then Chief Executive Officer, Dr. Abdou, and Chief Medical Officer, Dr. Bacchus (collectively, the “Executives”), in full satisfaction of the “Second Bonus” earned by each Executive during the year ended December 31, 2022 pursuant to the terms of the transaction bonus agreements, dated May 2022, entered into between each Executive and the Company and P3 Health Group Management, LLC in connection with the consummation of the Business Combinations (together, the “RSU Transaction Bonuses”). The RSUs were fully vested at the time of grant. The fair value of the RSUs granted was $5.6 million, $0.6 million of which was recorded in equity-based compensation during the year ended December 31, 2023. The RSUs were settled in Class A common stock and the Company timely paid $0.7 million in withholding taxes attributable to the vesting of the RSUs to the Internal Revenue Service on behalf of Dr. Abdou on January 10, 2024. Dr. Abdou repaid such sum to the Company on May 2, 2024.
RSUs typically vest ratably over a period between two and four years, so long as the grantee continues to provide services to the Company. As of December 31, 2025, total equity-based compensation cost related to all unvested RSUs under the 2021 Plan was $1.2 million, which is expected to be recognized over a weighted average period of 1.6 years.
2024 Employee Inducement Incentive Award Plan
On May 7, 2024, the Board of Directors adopted the Company’s 2024 Employment Inducement Incentive Award Plan (the “2024 Plan”), effective on its adoption date. The 2024 Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash-based awards to prospective employees, and contains terms and conditions intended to comply with the inducement award exception under the Nasdaq Listing Rules. The Board of Directors has reserved 0.3 million shares of the Class A common stock for issuance pursuant to awards granted under the 2024 Plan. In accordance with Nasdaq Stock Market Rule 5635(c)(4), awards under the 2024 Plan may only be made to individuals not previously employed by the Company or individuals being rehired following a bona fide period of interruption of employment, as an inducement material to such individuals’ entering into employment with the Company. As of December 31, 2025, there were no shares of Class A common stock reserved and available for issuance under the 2024 Plan.
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
The following table summarizes stock option activity under the 2024 Plan for the year ended December 31, 2025:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	242	$36.50	9.36	$—
Granted	—	$—
Outstanding as of December 31, 2025	242	$36.50	8.36	$—
Fully vested and expected to vest as of December 31, 2025	242	$36.50	8.36	$—
Exercisable as of December 31, 2025	91	36.50	8.36	$—
P3 Health Partners Inc. | 2025 Form 10-K | 119

As of December 31, 2025, there was $3.4 million of unrecognized equity-based compensation cost related to unvested stock options under the 2024 Plan, which is expected to be recognized over a weighted-average period of 2.4 years.
The following table summarizes RSU activity under the 2024 Plan for the year ended December 31, 2025:

	Weighted Average Grant Date Fair Value	Number of Units (in thousands)
Non-vested as of December 31, 2024	$36.50	88
Granted	$—	—
Non-vested as of December 31, 2025	$36.50	88
The RSU award is subject to both service-vesting and performance-vesting conditions, such that both conditions must be satisfied for the RSUs to vest. The applicable vesting date will be the later of the date on which the applicable “service-vesting condition” is satisfied and the date on which the “performance-vesting condition” is satisfied. The service-vesting condition will be satisfied (i) with respect to 25% of the underlying shares on the first anniversary of the effective date of employment, and (ii) as to the remaining 75% of the underlying shares, in substantially equal installments on each quarterly anniversary over the three-year period thereafter. The performance-vesting condition will be satisfied upon the closing of the first underwritten offering and sale of the Company’s Class A common stock following the effective date of employment, subject to continued employment through such date. As of December 31, 2025, total equity-based compensation cost related to all unvested RSUs under the 2024 Plan was $1.9 million, which is expected to be recognized over a weighted average period of 2.4 years.
Compensation Expense
Equity-based compensation recorded within corporate, general and administrative expense on the consolidated statements of operations was $5.6 million and $5.8 million during the years ended December 31, 2025 and 2024, respectively.
The Company did not recognize any tax benefits related to equity-based compensation for the years ended December 31, 2025 and 2024.
P3 Health Partners Inc. | 2025 Form 10-K | 120

Note 17: Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024
	(in thousands, except per share data)
Numerator–basic:
Net loss attributable to Class A common stockholders–basic	$(147,948)	$(135,849)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(147,948)	$(135,849)
Effect of dilutive securities:
Liability-classified warrants	—	(23,078)
Net loss attributable to Class A common stockholders–diluted	$(147,948)	$(158,927)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	3,269	2,904
Net loss per share attributable to Class A common stockholders–basic	$(45.26)	$(46.78)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	3,269	2,904
Weighted average effect of dilutive securities:
Liability-classified warrants	—	1,823
Weighted average shares outstanding–diluted	3,269	2,940
Net loss per share attributable to Class A common stockholders–diluted	$(45.26)	$(54.06)
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

	Year Ended December 31,
	2025	2024
	(in thousands)
Stock warrants (1)	7,789	3,582
Stock options (1)	443	390
Restricted stock units (1)	172	161
Shares of Class V common stock (2)	3,919	3,919
Total	12,323	8,052
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
P3 Health Partners Inc. | 2025 Form 10-K | 121

The ownership of the Common Units is summarized as follows:

	December 31, 2025		December 31, 2024
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	3,287	45.6%	3,257	45.4%
Non-controlling interest holders’ ownership of Common Units	3,919	54.4	3,919	54.6
Total Common Units	7,206	100.0%	7,176	100.0%
All periods presented in the table above have been retroactively adjusted to reflect the 1-for-50 reverse stock split effected on April 11, 2025. See Note 3 “Significant Accounting Policies” for further information.
Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the limited liability company agreement, to require the Company to redeem all or a portion of the Common Units held by such participant, together with a corresponding number of shares of Class V common stock, in exchange for Class A common stock or at the Company’s option, and subject to certain limitations, in cash. As the non-controlling interest holders had an approximate 54% and 55% voting interest in the Company through their Class V common stock as of December 31, 2025 and 2024, respectively, and appointed most of the members to the Board of Directors, the ability to elect cash settlement upon redemption is outside of the control of the Company. As a result, the Common Units held by outside shareholders have been classified as redeemable non-controlling interest and presented as temporary equity in the Company’s consolidated balance sheets.
The redeemable non-controlling interest was initially measured at its fair value on the Closing Date. Net income or loss is attributed to the redeemable non-controlling interest during each reporting period based on a daily weighted average ownership percentage. In subsequent periods, the redeemable non-controlling interest is measured at its fair value (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) at the end of each reporting period, with the remeasurement amount being no less than the initial value, as adjusted for the redeemable non-controlling interest’s share of net income or loss and ownership changes. The offset of any fair value adjustment is recorded to additional paid in capital, with no impact to net income or loss. As of December 31, 2025, there was a $119.4 million remeasurement adjustment recorded as the fair value of redeemable non-controlling interest (i.e., based on the five-day volume-weighted average price of a share of Class A common stock) was less than the carrying value. As of December 31, 2024, there was $20.6 million remeasurement adjustment to redeemable non-controlling interest recorded as the fair value of redeemable non-controlling interest was less than the carrying value.
During the year ended December 31, 2024, the Company issued an aggregate of 0.6 million shares of Class A common stock to P3 LLC members, as adjusted for the reverse stock split, in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Company Agreement (the “P3 LLC A&R LLC Agreement”). No similar exchanges or redemptions occurred during the year ended December 31, 2025.
As the P3 LLC A&R LLC Agreement states that P3 LLC will maintain at all times a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A common stock, there were an aggregate of 0.8 million Common Units issued to the Company resulting from the May 2024 Private Placement during the year ended December 31, 2024.
Note 19: Segment Reporting
The Company’s operations are organized under one reportable segment. The Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), is responsible for the general supervision, direction, and control of the business and officers of the Company and manages the Company’s operations, reviews financial information on a consolidated basis, and uses net income or loss to assess performance and allocate resources. Decisions regarding resource allocation and assessment of profitability are based on the Company’s responsibility to deliver value-based care coordination and health management to its patient population. The Company’s segment assets relate to health plan receivables. In addition to net income (loss), the CODM regularly reviews significant expense categories, including
P3 Health Partners Inc. | 2025 Form 10-K | 122

medical claims expense, other medical expense, depreciation and amortization, and other segment items, in evaluating performance and allocating resources.
The Company’s single segment generates revenue by providing population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under Medicare Advantage programs. For the periods presented, all of the Company’s revenue was earned in the United States. Likewise, all the Company’s long-lived assets were located in the United States.
The following tables present information about the Company’s reportable segment:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating revenue	$1,459,080	$1,500,455
Less:
Medical claims expense	(1,405,451)	(1,398,143)
Other medical expense(1)	(113,789)	(161,229)
Depreciation and amortization	(84,163)	(86,058)
Other segment items(2)	(123,319)	(140,532)
Interest expense, net	(55,034)	(22,173)
Interest income	1,615	1,689
Loss before income taxes	(321,061)	(305,991)
Income tax (provision) benefit	(2,025)	(4,387)
Net loss	$(323,086)	$(310,378)

	December 31,
	2025	2024
	(in thousands)
Segment assets	$92,458	$121,266
Other assets(3)	564,183	662,154
Total assets	$656,641	$783,420
__________________
(1)Other medical expense includes sub-capitation expense, affiliate provider compensation expense, and other non-claim costs.
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
Note 20: Related Parties
CPF, a principal equity holder of the Company, has equity investments in Allymar Health Solutions ("Allymar"), Anderson Family LLC (“Anderson”), and Atrio Health Plans (“Atrio”).
Allymar Health Solutions
The Company has a master services agreement in place with Allymar whereby Allymar provides support services and tools for the Company and its contracted providers in arranging for or delivering services to its members. The Company recorded Allymar service expenses of $9.9 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively, which are included in corporate, general and administrative expense in the consolidated statements of operations. The Company recorded accrued expenses of $9.3 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively. There were no accounts payable as of December 31, 2025 and 2024.
P3 Health Partners Inc. | 2025 Form 10-K | 123

Anderson Family LLC

The Company has a master services agreement in place with Anderson whereby Anderson provides end-of-life care data analysis and related services for the Company. The Company recorded service expenses of $0.3 million for the year ended December 31, 2025, which are included in corporate, general and administrative expenses in the consolidated statements of operations. There were no service expenses for the same period in 2024. The Company recorded accounts payable of $0.2 million as of December 31, 2025. There were no accounts payable as of December 31, 2024.
Atrio Health Plans
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

	Year Ended December 31,
	2025	2024
	(in thousands)
Capitated revenue	$223,357	$303,606
Other revenue	$3,904	$4,340
Medical expense	$281,648	$345,566

	December 31,
	2025	2024
	(in thousands)
Health plan receivable	$12,693	$23,872
Claims payable	$101,180	$61,090
Health plan settlements payable	$2,409	$1,386
Deferred revenue (1)	$—	$—
__________________
(1)Amount is included within accrued expenses and other current liabilities on the Company’s consolidated balance sheet.
VGS Promissory Notes and Warrants
As described in Note 11, in December 2023, the Company issued an unsecured promissory note to VGS, an entity managed by CPF and whose equity holders consist of three members of the Company’s Board of Directors and the Company’s Chief Medical Officer, among others. The Company issued unsecured promissory notes to VGS 2 and VGS 3 in March and December 2024, respectively, and to VGS 4 and VGS 5 in February and May 2025, respectively. Each of these entities is managed by CPF. The following tables summarize the Company’s transactions with VGS, VGS 2, VGS 3, VGS 4 and VGS 5:

	Year Ended December 31,
	2025	2024
	(in thousands)
Interest expense, net	$30,682	$9,025

	December 31,
	2025	2024
	(in thousands)
Long-term debt, net	$156,722	$78,816
In connection with the issuances of promissory notes to VGS, VGS 3, VGS 4, and VGS 5, the Company issued equity-classified warrants to purchase a total of 4.9 million shares of Class A common stock, as adjusted for the reverse
P3 Health Partners Inc. | 2025 Form 10-K | 124

stock split. The warrants are described further in Note 13. The Company issued warrants to purchase a total of 3.5 million and 1.4 million shares of Class A common stock during the years ended December 31, 2025 and 2024, respectively.
Florida Asset Sale
On November 30, 2024, the Company sold its Florida Assets to Buyers which are affiliated with the Company’s principal stockholder.
Note 21: Variable Interest Entities
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
Since P3 LLC represents substantially all the assets and liabilities of the Company, the following tables provide a summary of the assets, liabilities, and operating performance of only the Network VIEs held at the P3 LLC level.

	December 31,
	2025	2024
	(in thousands)
ASSETS
Cash	$4,776	$5,216
Clinic fees, insurance and other receivable	785	2,440
Prepaid expenses and other current assets	487	447
Property and equipment, net	32	37
Intangible assets, net	660	—
Other long-term assets	1,433	1,116
TOTAL ASSETS	$8,173	$9,256
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$394	$4,521
Accrued expenses and other current liabilities	241	677
Accrued payroll	887	3,795
Claims payable	4,199	5,004
Other long-term liabilities	922	919
Due to consolidated entities of P3	46,774	40,264
TOTAL LIABILITIES	53,417	55,180
MEMBERS’ DEFICIT	(45,244)	(45,924)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$8,173	$9,256
P3 Health Partners Inc. | 2025 Form 10-K | 125

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$27,644	$36,187
Expense	27,465	39,520
Net income (loss)	$179	$(3,333)
In November 2025, the Company, through its subsidiary P3 Health Partners REACH ACO, LLC (“P3 ACO”), entered into an agreement with Commonwealth Primary Care ACO, LLC (“CPC ACO”), which resulted in the formation of P3 Commonwealth Innovation MSO, LLC (the “MSO”). The MSO was created to engage in the management, administration, and coordination of activities on behalf of accountable care organizations intended to improve the performance and quality of the parties’ respective ACO programs. To this end, the MSO entered into an MSA with the ACOs that will govern the MSO’s oversight of clinical integration, provider management, data analytics, financial management, strategic planning, shared services, compliance operations, and related administrative and operational support for the benefit of the ACOs.
The management fee to be paid by each ACO to the MSO for its services under the MSA is equal to the amount of liabilities incurred by such ACO in connection with its participation in any accountable care organization governmental program assumed and satisfied by the MSO during the term of the MSA plus a margin on such assumed liabilities. Beginning in 2026 and for each year thereafter, the MSO will also be entitled to receive from each ACO a portion of each ACO’s net shared savings as determined under the MSA. P3 LLC is obligated to fund any working capital needs to the extent operating expenses exceed gross revenue and to assume any obligations related to CPC ACO’s contracts with CMS and CMMI. The MSA may be terminated after three years without cause.
Distributions from the MSO of available net cash flow and upon liquidation will be in accordance with the members’ respective percentage interests, with P3 ACO holding an 80% membership interest and CPC ACO holding a 20% membership interest. P3 also controls the board of the MSO. The Company determined that the MSO is a VIE. The Company has the right to direct the most significant activities of the MSO through its control of the MSO Board; accordingly, P3 LLC identifies itself as the primary beneficiary of the MSO. CPC ACO’s ownership interest in the MSO represents a redeemable non-controlling interest which participates only in the profit of the MSO and distributions of any net assets upon liquidation, because of the Company’s obligation to fund losses and assume specific obligations. The non-controlling interest was measured at its fair value upon the formation date.
Following the three-year anniversary of the MSO’s formation, or upon termination of the MSA for cause, P3 ACO has the right to cause the MSO to redeem CPC ACO’s membership interests in the MSO. If P3 ACO does not exercise its redemption right within 90 days following the date such right is exercisable, CPC ACO has the right to cause the MSO to redeem its membership interests in the MSO.
As of December 31, 2025, the carrying value of variable interest assets and liabilities of the MSO were $6.1 million and $5.1 million, respectively.
The Company also determined that upon the effective date of the MSA on January 1, 2026, the Company will become the primary beneficiary of and control CPC ACO pursuant to the MSA contract. The Company is still obtaining the information required to determine the fair values of the assets, liabilities, and non-controlling interests of CPC ACO.
Note 22: Subsequent Events
On December 31, 2025, the Company delivered a request to VGS 5 for $8.0 million in funding related to the third tranche, which was funded on January 9, 2026. On February 11, 2026, the Company entered into an Amendment to VGS 5 Promissory Note with VGS 5, which extended the availability period for the third tranche of funding through June 30, 2026. On February 11, 2026, the Company delivered a request to VGS 5 for $10.0 million in funding related to the third tranche, which was funded on February 12, 2026.
On March 19, 2026, the Company entered into a Statement of Work (the “SOW”) with a large nonprofit health insurance provider in the state of Nebraska (the “Client”), which incorporates the terms of a Master Services Agreement between the parties (the (the “MSA,” and together with the SOW, the “Agreements”). Pursuant to the Agreements, the Company will provide clinical, operational and data-driven support under its Care Enablement Model to primary care
P3 Health Partners Inc. | 2025 Form 10-K | 126

providers participating in the Client’s Medicare Advantage network in Nebraska. The Client will pay management services fees to the Company for performance years 2026 and 2027. For performance year 2028 and after, the parties’ financial arrangement will be governed by a global risk agreement. The MSA has an initial term through December 31, 2030, and thereafter automatically renews for successive one-year terms unless terminated by either party by giving the other party written notice of termination at least 180 days prior to the expiration of the initial term or any renewal term.

P3 Health Partners Inc. | 2025 Form 10-K | 127

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure control and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report was not subject to attestation by our independent registered public accounting firm pursuant to applicable SEC rules.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) Insider Trading Arrangements and Policies.
During the quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | 2025 Form 10-K | 128

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
P3 Health Partners Inc. | 2025 Form 10-K | 129

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Form 10-K):

Name	Age	Position at P3	Principal Employment
Executive Officers
Aric Coffman, M.D.	53	Chief Executive Officer and President	Same
Amir Bacchus, M.D.	62	Chief Medical Officer, Director and Co-Founder	Same
Leif Pedersen	50	Chief Financial Officer	Same

Non-Employee Directors
Mark Thierer	66	Chairman of the Board	Managing Partner of AssetBlue Investment Group, an investment firm
Greg Wasson	67	Director	Co-President and Founder of Wasson Enterprise, a family-based investment office
Lawrence B. Leisure	75	Director	Co-Founder and a Managing Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Mary Tolan	65	Director	Co-Founder and a Managing Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Greg Kazarian	63	Director	Operating Partner of Chicago Pacific Founders, a private equity fund focused on healthcare services, technology and healthcare real estate
Thomas E. Price, M.D.	71	Director	Director of: Triumph Orthopedics, LLC; HealthWiseFirst, LLC; Association Health Plans of America, LLC; Transformation Care Network; Botanicals Sciences, LLC; and Capital Ministries (non-profit)
Jeffrey G. Park	54	Director	President of Waltz Health, a digital health company
The remaining information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such information is incorporated herein by reference.
P3 Health Partners Inc. | 2025 Form 10-K | 130

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2025)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (3)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (4)
Equity compensation plans approved by security holders (1)	200,964	$94.50	119,691
Equity compensation plans not approved by security holders (2)	242,000	$36.50	—
Total	442,964		119,691
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
Limitation on Awards and Shares Available
The maximum number of shares of Class A common stock authorized for issuance under the 2024 Plan is 0.3 million shares (the “2024 Plan Share Limit”).
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
P3 Health Partners Inc. | 2025 Form 10-K | 131

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
P3 Health Partners Inc. | 2025 Form 10-K | 132

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
The remaining information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such information is incorporated herein by reference.
P3 Health Partners Inc. | 2025 Form 10-K | 133

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
(a)(2) Financial Statement Schedules.
Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2	Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3	First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4	Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5	The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	4/17/2025
3.3	Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
4.1	Form of Common Stock Certificate of the Company.	S-1	333-251978	4.2	1/19/2021
4.2	Warrant Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40033	4.1	2/16/2021
4.3	Form of Warrant Certificate of the Company.	8-K	001-40033	4.1	2/16/2021
P3 Health Partners Inc. | 2025 Form 10-K | 134

Exhibit Number	Description	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.4	Description of Registered Securities.	10-K	001-40033	4.4	10/21/2022
4.5	Warrant Agreement, dated December 13, 2022, by and between P3 Health Partners LLC and VBC Growth SPV LLC.	8-K	001-40033	10.2	2/13/2022
4.6	Form of Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.1	4/7/2023
4.7	Form of Pre-Funded Common Stock Purchase Warrant, dated April 6, 2023.	8-K	001-40033	4.2	4/7/2023
4.8	Form of Common Stock Purchase Warrant, dated May 24, 2024.	8-K	001-40033	4.1	5/24/2024
4.9	Form of Pre-Funded Common Stock Purchase Warrant, dated May 24, 2024.	8-K	001-40033	4.2	5/24/2024
4.10	Warrant Agreement, dated December 12, 2024, by and among P3 Health Group, LLC, P3 Health Partners Inc. and VBC Growth SPV 3, LLC.	8-K	001-40033	10.2	12/17/2024
4.11	Warrant Agreement, dated February 13, 2025, by and among P3 Health Group, LLC, P3 Health Partners Inc. and VBC Growth SPV 4, LLC.	8-K	001-40033	4.12	2/18/2025
4.12	Warrant Agreement, dated May 29, 2025, by and among P3 Health Group, LLC, P3 Health Partners Inc. and VBC Growth SPV 5, LLC.	8-K	001-40033	4.16	6/3/2025
10.1	First Amendment to Term Loan Agreement, Termination of Management Rights Letter and Consent, dated as of December 3, 2021, by among P3 Health Group Holdings, LLC, as borrower, the subsidiary guarantors party thereto, the lenders from time to time party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.1	12/9/2021
10.2	Form of Subscription Agreement.	8-K	001-40033	10.2	6/1/2021
10.3	Form of Consent and Amendment to Subscription Agreement.	8-K	001-40033	10.1	11/22/2021
10.4	Registration Rights and Lock-up Agreement, dated December 3, 2021, by and among the registrant, Foresight Sponsor Group, LLC, FA Co-Investment LLC and the P3 Sellers party thereto.	8-K	001-40033	10.4	12/9/2021
10.5	P3 Health Group, LLC Amended and Restated Limited Liability Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC, the registrant and each of the other members party thereto.	8-K	001-40033	10.5	12/9/2021
10.6	Tax Receivable Agreement, dated as of December 3, 2021, by and among P3 Health Group, LLC and the members of P3 Health Group, LLC from time to time party thereto.	8-K	001-40033	10.6	12/9/2021
10.7†	Form of Indemnification Agreement for directors and executive officers.	8-K	001-40033	10.7	12/9/2021
10.8†	Form of Indemnification Agreement for sponsor affiliated directors.	8-K	001-40033	10.8	12/9/2021
10.9†	Letter Agreement, dated November 27, 2022, by and between P3 Health Partners Inc. and Atul Kavthekar.	8-K	001-40033	10.2	12/1/2022
10.10†	P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.11†	First Amendment to the P3 Health Partners Inc. 2021 Incentive Award Plan.	10-K	001-40033	10.1	10/21/2022
P3 Health Partners Inc. | 2025 Form 10-K | 135

Exhibit Number	Description	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.12†	Form of Restricted Stock Unit Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.13†	Form of Stock Option Award Agreement under the P3 Health Partners Inc. 2021 Incentive Award Plan.	8-K	001-40033	10.1	12/9/2021
10.14	Form of Joinder and Waiver Agreement.	8-K	001-40033	10.2	12/9/2021
10.15	Escrow Agreement, dated as of December 3, 2021, by and among the Company, P3 Health Group Holdings, LLC, P3 Health Group, LLC, Hudson Vegas Investment SPV, LLC, Mary Tolan and Sherif Abdou, as unitholder representatives and PNC Bank, N.A.	8-K	001-40033	10.2	12/9/2021
10.16	Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated June 28, 2019.	10-K	001-40033	10.2	10/21/2022
10.17	First Amendment to Repurchase Promissory Note between P3 Health Group Holdings, LLC and IHC Health Services, Inc., dated November 19, 2020.	10-K	001-40033	10.2	10/21/2022
10.18	Second Amendment to Term Loan Agreement and First Amendment to Security Agreement, dated as of December 21, 2021, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	10-K	001-40033	10.2	10/21/2022
10.19†	Employment Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.2	5/18/2022
10.20†	Transaction Bonus Agreement, by and among P3 Health Partners Inc., P3 Health Group Management, LLC and Dr. Amir Bacchus.	8-K	001-40033	10.4	5/18/2022
10.21†	Non-Employee Director Compensation Program.	10-K	001-40033	10.3	10/21/2022
10.22	Unsecured Promissory Note, dated December 12, 2024, by and between P3 Health Group, LLC and VBC Growth SPV, LLC.	8-K	001-40033	10.5	12/17/2024
10.23	Subordination Agreement, dated December 12, 2024, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV, LLC.	8-K	001-40033	10.6	12/17/2024
10.24	Third Amendment to Term Loan Agreement, dated as of December 13, 2022, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	12/13/2022
10.25	Securities Purchase Agreement, dated March 30, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.1	4/7/2023
10.26	Registration Rights Agreement, dated April 6, 2023, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	4/7/2023
10.27	Amendment No. 1 to Registration Rights Agreement and Waiver, dated November 8, 2023, by and among P3 Health Partners Inc. and certain stockholders party thereto.	10-K	001-40033	10.3	3/28/2024
10.28	Letter Agreement, dated April 6, 2023, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	4/7/2023
P3 Health Partners Inc. | 2025 Form 10-K | 136

Exhibit Number	Description	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.29†	Transaction Bonus Restricted Stock Unit Agreement by and between Amir Bacchus, M.D. and P3 Health Partners Inc., dated August 4, 2023.	10-Q	001-40033	10.2	11/8/2023
10.30	Unsecured Promissory Note, dated March 22, 2024, by and between P3 Health Group, LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.1	3/28/2024
10.31	First Amendment to Unsecured Promissory Note, dated November 30, 2024, by and between P3 Health Group, LLC and VBC Growth SPV 2, LLC.	10-K	001-400333	10.3	3/28/2025
10.32	Subordination Agreement, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 2, LLC.	8-K	001-40033	10.2	3/28/2024
10.33	Fourth Amendment to Term Loan Agreement, by and among P3 Health Group, LLC, the subsidiary guarantors party thereto, the lenders party thereto and CRG Servicing LLC.	8-K	001-40033	10.3	3/28/2024
10.34	Consent, by and between P3 Health Group, LLC and VBC Growth SPV LLC.	8-K	001-40033	10.4	3/28/2024
10.35†	Executive Employment Agreement, dated as of May 8, 2024, by and between P3 Health Partners Inc., P3 Health Group Management, LLC and Aric Coffman, M.D.	8-K	001-40033	10.1	5/9/2024
10.36†	P3 Health Partners Inc. 2024 Employment Inducement Incentive Award Plan.	8-K	001-40033	10.2	5/9/2024
10.37†	2024 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Agreement.	S-8	333-279254	99.2	5/9/2024
10.38†	2024 Employment Inducement Incentive Award Plan Form of Option Agreement.	S-8	333-279254	99.3	5/9/2024
10.39†	Stock Option Agreement under the 2024 Employment Inducement Incentive Award Plan, by and between P3 Health Partners Inc. and Aric Coffman, M.D.	8-K	001-40033	10.3	5/9/2024
10.40†	Restricted Stock Unit Agreement under the 2024 Employment Inducement Incentive Award Plan, by and between P3 Health Partners Inc. and Aric Coffman, M.D.	8-K	001-40033	10.4	5/9/2024
10.41	Securities Purchase Agreement, dated May 22, 2024, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.1	5/24/2024
10.42	Registration Rights Agreement, dated May 24, 2024, by and among P3 Health Partners Inc. and the Purchasers named therein.	8-K	001-40033	10.2	5/24/2024
10.43	Amended and Restated Letter Agreement, dated May 24, 2024, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.3	5/24/2024
10.44†	Offer Letter Agreement, dated as of July 23, 2024, by and between P3 Health Partners Inc. and Leif Pedersen.	10-Q	001-40033	10.1	11/12/2024
10.45†	Stock Option Agreement under the 2021 Incentive Award Plan, by and between P3 Health Partners Inc. and Leif Pedersen.	10-Q	001-40033	10.2	11/12/2024
10.46†	Restricted Stock Unit Agreement under the 2021 Incentive Award Plan, by and between P3 Health Partners Inc. and Leif Pedersen.	10-Q	001-40033	10.3	11/12/2024
P3 Health Partners Inc. | 2025 Form 10-K | 137

Exhibit Number		Description	Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
10.47		Fifth Amendment to Term Loan Agreement, dated as of November 30, 2024, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	10-K	001-40033	10.51	3/28/2025
10.48		Second Amended and Restated Letter Agreement, dated December 12, 2024, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P. and Chicago Pacific Founders GP III, L.P.	8-K	001-40033	10.7	12/17/2024
10.49		Unsecured Promissory Note, dated December 12, 2024, by and between P3 Health Group, LLC and VBC Growth SPV 3, LLC.	8-K	001-40033	10.1	12/17/2024
10.50		Subordination Agreement, dated December 12, 2024, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 3, LLC.	8-K	001-40033	10.3	12/17/2024
10.51		Sixth Amendment to Term Loan Agreement, dated as of December 12, 2024, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	12/17/2024
10.52		Unsecured Promissory Note, dated February 13, 2025, by and between P3 Health Group, LLC and VBC Growth SPV 4, LLC.	8-K	001-40033	10.1	2/18/2025
10.53		Subordination Agreement, dated February 13, 2025, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 4, LLC.	8-K	001-40033	10.3	2/18/2025
10.54		Seventh Amendment to Term Loan Agreement, dated as of February 13, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	10.4	2/18/2025
10.55	*
Eighth Amendment to Term Loan Agreement, dated as of May 2, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.

10.56		Unsecured Promissory Note, dated May 29, 2025, by and between P3 Health Group, LLC and VBC Growth SPV 5, LLC.	8-K	001-40033	4.15	6/3/2025
10.57		Subordination Agreement, dated May 29, 2025, by and among P3 Health Group, LLC, CRG Servicing LLC and VBC Growth SPV 5, LLC.	8-K	001-40033	10.30	6/3/2025
10.58		Ninth Amendment to Term Loan Agreement, dated as of May 29, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	4.18	6/3/2025
10.59		Tenth Amendment to Term Loan Agreement, dated as of August 27, 2025, by and among P3 Health Group, LLC, as borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and CRG Servicing LLC, as administrative agent and collateral agent.	8-K	001-40033	4.20	8/29/2025
P3 Health Partners Inc. | 2025 Form 10-K | 138

Exhibit Number		Description	Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
10.60	*(1)
Limited Liability Company Agreement of P3 Commonwealth Innovation MSO, LLC, dated as of November 11, 2025, among P3 Health Partners Reach ACO, LLC, P3 Health Group, LLC and P3 Commonwealth Innovation MSO, LLC.

10.61	*(1)	Management Services Agreement, dated November 11, 2025, among Commonwealth Primary Care ACO, LLC, P3 Health Partners Reach ACO, LLC and P3 Commonwealth Innovation MSO, LLC.
10.62		Amendment to Unsecured Promissory Note, dated as of February 11, 2026, by and among P3 Health Group, LLC and VBC Growth SPV 5, LLC.	8-K	001-40033	10.1	2/17/2026
19		P3 Health Partners, Inc. Insider Trading Compliance Policy.	10-K	001-40033	19	3/28/2025
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-40033	97.1	3/28/2024
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
(1)
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

P3 Health Partners Inc. | 2025 Form 10-K | 139

Item 16. Form 10-K Summary.
None.
P3 Health Partners Inc. | 2025 Form 10-K | 140

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
	Name:	Leif Pedersen
Date: March 26, 2026	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aric Coffman, M.D.	Chief Executive Officer	March 26, 2026
Aric Coffman, M.D.	(Principal Executive Officer)

/s/ Leif Pedersen	Chief Financial Officer	March 26, 2026
Leif Pedersen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Thierer	Chairman of the Board of Directors	March 26, 2026
Mark Thierer

/s/ Amir S. Bacchus, M.D.	Chief Medical Officer and Director	March 26, 2026
Amir S. Bacchus, M.D.

/s/ Gregory N. Kazarian	Director	March 26, 2026
Gregory N. Kazarian

/s/ Lawrence B. Leisure	Director	March 26, 2026
Lawrence B. Leisure

/s/ Jeffrey G. Park	Director	March 26, 2026
Jeffrey G. Park

/s/ Thomas E. Price, M.D.	Director	March 26, 2026
Thomas E. Price, M.D.

/s/ Mary A. Tolan	Director	March 26, 2026
Mary A. Tolan

/s/ Greg Wasson	Director	March 26, 2026
Greg Wasson