Form 10-Q
period 2026-03-31
P3 Health Partners Inc.
filed 2026-05-14
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
N/A
(Former name, former address, and former fiscal year, if changed since last report)
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

As of May 11, 2026, the registrant had 3,325,858 shares of Class A common stock, par value $0.0001 and 3,919,124 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, our ability to maintain compliance with California regulations related to financial solvency and operational performance, and our ability to maintain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 1

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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 2

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
•We may not recognize the anticipated benefits of recent and future acquisitions or dispositions and any such transactions could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations
•The factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “2025 Form 10-K”), in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in our subsequent filings with the SEC.
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$25,497	$25,012
Restricted cash	605	795
Health plan receivable, net of allowance for credit losses of $281	124,894	92,458
Clinic fees, insurance and other receivable	9,060	3,379
Prepaid expenses and other current assets	12,154	11,439
TOTAL CURRENT ASSETS	172,210	133,083
Property and equipment, net	2,964	3,374
Intangible assets, net	472,989	492,423
Other long-term assets	25,994	27,761
TOTAL ASSETS (1)	$674,157	$656,641
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,672	$11,715
Accrued expenses and other current liabilities	43,224	42,820
Accrued payroll	2,773	1,950
Health plan settlements payable	48,245	69,830
Claims payable	285,898	287,790
Premium deficiency reserve	81,402	86,116
Current portion of long-term debt	51,436	45,036
Short-term debt	835	—
TOTAL CURRENT LIABILITIES	525,485	545,257
Operating lease liability, net	10,830	11,475
Warrant liabilities	2,132	2,462
Long-term debt, net	259,569	228,374
Other long-term liabilities	9,308	9,308
TOTAL LIABILITIES (1)	807,324	796,876
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	10,381	14,997
STOCKHOLDERS’ (DEFICIT) EQUITY:
Class A common stock, $0.0001 par value; 800,000 shares authorized; 3,294 and 3,286 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class V common stock, $0.0001 par value; 205,000 shares authorized; 3,919 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid in capital	505,010	495,909
Accumulated deficit	(649,918)	(651,141)
Non-controlling interest	1,360	—
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(143,548)	(155,232)
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$674,157	$656,641
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 11 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $26.7 million and $8.2 million as of March 31, 2026 and December 31, 2025, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $7.1 million and $6.6 million as of March 31, 2026 and December 31, 2025, respectively. These VIE assets and liabilities do not include $47.2 million and $46.8 million of net amounts due to affiliates as of March 31, 2026 and December 31, 2025, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUE:
Capitated revenue	$379,499	$369,517
Other revenue	6,891	3,708
TOTAL OPERATING REVENUE	386,390	373,225
OPERATING EXPENSE:
Medical expense	336,024	372,043
Premium deficiency reserve	(4,715)	(6,962)
Corporate, general and administrative expense	25,543	24,999
Sales and marketing expense	227	181
Depreciation and amortization	21,074	21,052
TOTAL OPERATING EXPENSE	378,153	411,313
OPERATING INCOME (LOSS)	8,237	(38,088)
OTHER INCOME (EXPENSE):
Interest expense	(16,766)	(8,725)
Mark-to-market of stock warrants	330	3,322
Other	242	318
TOTAL OTHER EXPENSE	(16,194)	(5,085)
LOSS BEFORE INCOME TAXES	(7,957)	(43,173)
INCOME TAX BENEFIT (PROVISION)	10,997	(1,073)
NET INCOME (LOSS)	3,040	(44,246)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,817	(23,766)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$1,223	$(20,480)

NET INCOME (LOSS) PER SHARE (Note 8):
Basic	$0.37	$(6.28)
Diluted	$0.32	$(6.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8):
Basic	3,288	3,260
Diluted	8,417	3,260

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2024	$73,593	3,257	$—	3,919	$—	$579,129	$(503,193)	$—	$75,936
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	6	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,808	—	—	1,808
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	8,002	—	—	—	—	(8,002)	—	—	(8,002)
Class A common stock warrants issued	—	—	—	—	—	13,988	—		13,988
Net loss	(23,766)	—	—	—	—	—	(20,480)	—	(20,480)
STOCKHOLDERS’ EQUITY, March 31, 2025	$57,829	3,263	$—	3,919	$—	$586,923	$(523,673)	$—	$63,250

	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
STOCKHOLDERS’ DEFICIT, December 31, 2025	$14,997	3,286	$—	3,919	$—	$495,909	$(651,141)	$—	$(155,232)
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	8	—	—	—	—	—	—	—
Reclassification of non-controlling interest upon consolidation	(1,000)	—	—	—	—	—	—	1,000	1,000
Equity-based compensation	—	—	—	—	—	1,051	—	—	1,051
Fair value adjustments to redeemable non-controlling interest	(33,741)	—	—	—	—	33,741	—	—	33,741
Remeasurement adjustment to redeemable non-controlling interest	28,668	—	—	—	—	(28,668)	—	—	(28,668)
Class A common stock warrants issued	—	—	—	—	—	2,977	—	—	2,977
Net income	1,457	—	—	—	—	—	1,223	360	1,583
STOCKHOLDERS’ DEFICIT, March 31, 2026	$10,381	3,294	$—	3,919	$—	$505,010	$(649,918)	$1,360	$(143,548)

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 7

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,040	$(44,246)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,074	21,052
Premium deficiency reserve	(4,715)	(6,962)
Paid in-kind interest expense	10,799	5,614
Amortization of original issue discount and debt issuance costs	2,803	331
Equity-based compensation	1,051	1,808
Deferred income taxes	478	—
Mark-to-market adjustment of stock warrants	(330)	(3,322)
Changes in operating assets and liabilities:
Health plan receivable	(32,436)	(8,084)
Clinic fees, insurance, and other receivable	(5,681)	(1,462)
Prepaid expenses and other current assets	(715)	(558)
Other long-term assets	(473)	(14,345)
Accounts payable, accrued expenses, and other current liabilities	420	1,593
Accrued payroll	823	494
Health plan settlements payable	(21,585)	1,150
Claims payable	(1,892)	13,575
Accrued interest	—	—
Operating lease liability	(128)	(104)
Net cash used in operating activities	(27,467)	(33,466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Other, net	(43)	—
Net cash used in investing activities	(43)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of original issue discount	27,000	30,000
Proceeds from short-term debt	1,044	1,137
Repayment of short-term and long-term debt	(209)	(341)
Payment of debt issuance costs	(30)	(139)
Net cash provided by financing activities	27,805	30,657
Net change in cash and restricted cash	295	(2,809)
Cash and restricted cash, beginning of period	25,807	44,102
Cash and restricted cash, end of period	$26,102	$41,293
Reconciliation of cash and restricted cash:
Cash	$25,497	$40,082
Restricted cash	605	1,211
Total cash and restricted cash	$26,102	$41,293
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q1 2026 Form 10-Q | 9

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
P3 LLC was founded on April 12, 2017 and began commercial operations on April 20, 2017 to provide population health management services on an at-risk basis to insurance plans offering medical coverage to Medicare beneficiaries under MA programs. MA programs are insurance products created solely for Medicare beneficiaries. Insurance plans contract directly with the Centers for Medicare and Medicaid Services (“CMS”) to offer Medicare beneficiaries benefits that replace traditional Medicare fee-for-service (“FFS”) coverage.
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
The services provided to health plans’ members by the Company vary by contract. These may include utilization management, care management, disease education, and maintenance of a quality improvement and quality management program for members assigned to the Company. The Company is also responsible for the credentialing of its providers, processing and payment of claims, and the establishment of a provider network for certain health plans.
In addition to the Company’s contracts with health plans, the Company provides primary healthcare services through its employed and affiliated physician clinic locations. These primary care clinics are reimbursed for services provided under FFS contracts with various payers and through capitated – per member, per month (“PMPM”) arrangements.
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception until the quarter ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, the Company had $25.5 million and $25.0 million, respectively, in unrestricted cash available to fund future operations. The Company has a working capital deficit of $353.3 million and a stockholders’ deficit of $143.5 million as of March 31, 2026. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3: Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 10

consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The condensed consolidated operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation with no effect on total assets, total liabilities, total stockholders' equity, net income (loss), or total cash flows from operating activities as previously reported.
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
As the sole managing member of P3 LLC, P3 has the right to direct the most significant activities of P3 LLC and the obligation to absorb losses and receive benefits. The rights of the non-managing members of P3 LLC are limited and protective in nature and do not give substantive participation rights over the sole managing member. Accordingly, P3 identifies itself as the primary beneficiary of P3 LLC and began consolidating P3 LLC as of December 3, 2021, the closing date of the Business Combinations (the “Closing Date”), resulting in a redeemable non-controlling interest related to the common units of P3 LLC (“Common Units”) held by members other than P3. Additionally, as more fully described in Note 11 “Variable Interest Entities,” P3 LLC is the primary beneficiary of the following physician practices (collectively, the “Network VIEs”):
•Kahan, Wakefield, Abdou, PLLC
•Bacchus and Kahan, P.C. (f/k/a Bacchus, Wakefield, Kahan PC)
•P3 Health Partners Professional Services, PC
•P3 Medical Group, P.C.
•P3 Health Partners California, P.C. (f/k/a Omni IPA Medical Group, Inc.)
P3 LLC, through its subsidiary P3 Health Partners REACH ACO, LLC (“P3 ACO”), is also the primary beneficiary of P3 Commonwealth Innovation MSO, LLC (the “MSO”) and, as of January 1, 2026, of Commonwealth Primary Care ACO, LLC (“CPC ACO”). Through its contracts with the MSO and CPC ACO, the Company has the right to direct the most significant activities of the MSO and CPC ACO and the obligation to absorb losses and receive benefits. The rights of the non-controlling member are limited and protective in nature and do not give substantive participation rights. Accordingly, the Company identifies itself as the primary beneficiary of the MSO and CPC ACO, resulting in a non-controlling interest related to the 20% ownership interest in the MSO held by members other than P3.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net loss to common stockholders as well as other changes in equity that result from transactions and economic events other than those with stockholders. There was no difference between comprehensive income (loss) and net income (loss) to common stockholders for the periods presented.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 11

disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, revenue recognition, the liability for unpaid claims, equity-based compensation, premium deficiency reserves (“PDR”), fair value and impairment recognition of long-lived assets (including intangibles), fair value of liability classified instruments, fair value of redeemable non-controlling interest, and judgments related to deferred income taxes. The Company bases its estimates on the best information available at the time, its experiences, and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025. No changes to significant accounting policies have occurred since December 31, 2025.
Revenue Recognition
The Company categorizes revenue based on various factors, such as the nature of contracts, as follows:

Revenue Type	Three Months Ended March 31, 2026	% of Total	Three Months Ended March 31, 2025	% of Total
	(dollars in thousands)
Capitated revenue	$379,499	98.2%	$369,517	99.0%
Other revenue:
Clinical fees & insurance revenue	263	0.1	992	0.3
Care coordination / management fees	6,518	1.7	2,695	0.7
Incentive fees and other revenue	110	0.0	21	0.0
Total other revenue	6,891	1.8	3,708	1.0
Total revenue	$386,390	100.0%	$373,225	100.0%
During each of the three months ended March 31, 2026 and 2025, four and five health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 63% and 75% of the Company’s total revenue. Four and four health plan customers each accounted for 10% or more of total health plan receivable as of March 31, 2026 and December 31, 2025, respectively.
Note 4: Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”)
Accounting Standards Update (“ASU”) 2026-01 clarifies how issuers initially measure paid-in-kind dividends on equity-classified preferred stock by requiring issuers to use the paid-in-kind dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for the fiscal years beginning after December 15, 2026, with early adoption permitted, and can be applied prospectively or retrospectively at the option of the Company. The Company is evaluating the effect ASU 2026-01 will have on its consolidated financial statements.
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 12

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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of March 31, 2026	$63	$—	$2,069	$2,132
Warrant liability as of December 31, 2025	$106	$—	$2,356	$2,462
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	March 31, 2026	December 31, 2025
Volatility	106.5%	102.1%
Risk-free interest rate	3.9%	3.7%
Exercise price	$25.60	$25.74
Expected term	5.1 years	5.3 years
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 13

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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$2,356	$10,185
Mark-to-market adjustment of stock warrants	(287)	(3,322)
Ending balance	$2,069	$6,863
The Company recorded losses of $0.3 million and $3.3 million, respectively, from changes in the fair value of stock warrants for the three months ended March 31, 2026 and 2025, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments. The book value of long-term debt approximates fair value, which was calculated using Level 2 inputs, as of March 31, 2026.
Note 6: Intangible Assets
Intangible assets, net consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	672,639	(290,031)	382,608	671,819	(273,361)	398,458
Trademarks	148,635	(64,656)	83,979	148,635	(61,005)	87,630
Payor contracts	4,700	(1,998)	2,702	4,700	(1,880)	2,820
Provider network	5,064	(2,064)	3,000	4,734	(1,919)	2,815
Total	$831,738	$(358,749)	$472,989	$830,588	$(338,165)	$492,423
Amortization of intangible assets was $20.6 million and $20.5 million during the three months ended March 31, 2026 and 2025, respectively.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 14

Note 7: Debt
Long-term Debt
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Repurchase promissory note, interest paid at 11.0%, due June 2026	$35,113	$34,189
Term loan facility, interest paid at 12.0%, due September 2027	83,901	82,885
VGS 1 promissory note, interest paid at 13.5%, due June 2028	50,854	49,374
VGS 2 promissory note, interest paid at 17.5%, due September 2027	40,133	38,667
VGS 3 promissory note, interest paid at 19.5%, due June 2028	36,943	35,435
VGS 4 promissory note, interest paid at 19.5%, due August 2028	42,854	41,110
VGS 5 promissory note, interest paid at 19.5%, due August 2028	89,458	55,070
Long-term debt, gross	379,256	336,730
Less: unamortized debt issuance costs and original issue discount	(68,251)	(63,320)
	311,005	273,410
Less: current portion of long-term debt	(51,436)	(45,036)
Long-term debt, net	$259,569	$228,374
VGS 5 Promissory Note
On May 29, 2025, P3 LLC entered into a related party financing transaction with VBC Growth SPV 5, LLC (“VGS 5”), consisting of the issuance by P3 LLC of (i) an unsecured promissory note (the “VGS 5 Promissory Note”) to VGS 5 and (ii) a warrant to purchase 1.4 million shares of the Company’s Class A common stock at an exercise price of $7.39 per share to VGS 5. The VGS 5 Promissory Note provides for funding of up to $70.0 million, available for draw by P3 LLC in three tranches, as follows: (i) a first tranche of $15.0 million which was drawn on May 29, 2025, (ii) a second tranche of up to $15.0 million available at the Company’s sole option in a single draw, on or prior to June 22, 2025, and (iii) a third tranche of $40.0 million available upon mutual agreement of P3 LLC and VGS 5 in one or more draws. The VGS 5 Promissory Note matures on August 13, 2028. Interest is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2025. P3 LLC may elect to pay either (1) 8.0% cash interest and 11.5% paid-in-kind (“PIK”) interest, or (2) 19.5% PIK interest, provided that payment of cash interest will be permitted only to the extent permitted by the Term Loan Facility (defined below) and the VGS 5 Subordination Agreement (defined below), and if not so permitted, such interest shall accrue as PIK interest. Accrued PIK interest is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The VGS 5 Promissory Note provides for mandatory prepayments with the proceeds of certain asset sales, and VGS 5 has the right to demand payment in full upon (i) a change of control of the Company and (ii) certain qualified financings (as defined in the VGS 5 Promissory Note).

In connection with the issuance of the VGS 5 Promissory Note, P3 LLC entered into a subordination agreement, dated as of May 29, 2025 (the “VGS 5 Subordination Agreement”), with VGS 5 which subordinates VGS 5’s right of payment under the VGS 5 Promissory Note to the right of payment and security interests of the lenders under the Term Loan and Security Agreement with CRG Servicing, LLC (the “Term Loan Facility”). Under the terms of the VGS 5 Subordination Agreement, P3 LLC will be effectively required to pay all interest under the VGS 5 Promissory Note in-kind.
On June 21, 2025, the Company delivered a request to VGS 5 for $15.0 million in funding related to the second tranche. VGS 5 funded $8.5 million in July 2025 and $6.5 million in August 2025. On October 3, 2025, the Company delivered a request to VGS 5 for $13.0 million in funding related to the third tranche, which was funded on October 7, 2025.
On December 31, 2025, the Company delivered a request to VGS 5 for $8.0 million in funding related to the third tranche, which was funded on January 9, 2026. On February 11, 2026, the Company entered into an Amendment to VGS 5 Promissory Note with VGS 5, which extended the availability period for the third tranche of funding through June 30, 2026. On February 11, 2026, the Company delivered a request to VGS 5 for $10.0 million in funding related to the third
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 15

tranche, which was funded on February 12, 2026. On March 23, 2026, the Company delivered a request to VGS 5 for the final $9.0 million in funding related to the third tranche, which was funded on March 27, 2026.
See Note 14 for a description of the subsequent event impacting the Company’s outstanding long-term debt.
Note 8: Net Income (Loss) per Share
The following table provides the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Numerator–basic:
Net income (loss) attributable to Class A common stockholders–basic	$1,223	$(20,480)
Numerator–diluted:
Net income (loss) attributable to Class A common stockholders–basic	$1,223	$(20,480)
Effect of dilutive securities:
Net income (loss) attributable to Class V common stockholders	1,457	—
Liability-classified warrants	—	—
Net income (loss) attributable to Class A common stockholders–diluted	$2,680	$(20,480)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	3,288	3,260
Net income (loss) per share attributable to Class A common stockholders–basic	$0.37	$(6.28)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	3,288	3,260
Weighted average effect of dilutive securities:
Shares of Class V common stock	3,919	—
Restricted stock units	3	—
Equity-classified warrants	1,207	—
Liability-classified warrants	—	—
Weighted average shares outstanding–diluted	8,417	3,260
Net income (loss) per share attributable to Class A common stockholders–diluted	$0.32	$(6.28)
Shares of Class V common stock do not share in the earnings or losses of P3 and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share for Class V common stock under the two-class method is not required. The following table presents potentially dilutive securities excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock warrants (1)	8,492	6,358
Stock options (1)	450	433
Restricted stock units (1)	165	141
Shares of Class V common stock (2)	—	3,919
Total	9,107	10,851
__________________
(1)Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net income (loss) per share.
(2)Shares of Class V common stock at the end of the period are considered antidilutive shares of Class A common stock under application of the if-converted method in 2025.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 16

Note 9: Redeemable Non-controlling Interest
Redeemable non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	March 31, 2026		December 31, 2025
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	3,288	45.6%	3,287	45.6%
Non-controlling interest holders’ ownership of Common Units	3,919	54.4	3,919	54.4
Total Common Units	7,207	100.0%	7,206	100.0%
There were no exchanges or redemptions of Class V common stock during the three months ended March 31, 2026 or 2025.
As of March 31, 2026 and December 31, 2025, there was an $85.7 million and $119.4 million cumulative remeasurement adjustment, respectively, recorded as the carrying value of the redeemable non-controlling interest was less than the fair value of redeemable non-controlling interest (i.e., based on the five-day volume-weighted average price of a share of Class A common stock).
Note 10: Segment Reporting
The Company’s operations are organized under one reportable segment. The following tables present information about the Company’s reportable segment:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating revenue	$386,390	$373,225
Less:
Medical claims expense	(305,842)	(352,317)
Other medical expense(1)	(30,182)	(19,726)
Depreciation and amortization	(21,074)	(21,052)
Other segment items(2)	(20,733)	(14,900)
Interest expense	(16,766)	(8,725)
Interest income	250	322
Loss before income taxes	(7,957)	(43,173)
Income tax (provision) benefit	10,997	(1,073)
Net income (loss)	$3,040	$(44,246)

	March 31, 2026	December 31, 2025
	(in thousands)
Segment assets	$124,894	$92,458
Other assets(3)	549,263	564,183
Total assets	$674,157	$656,641
__________________
(1)Other medical expense includes subcapitation expense, affiliate provider compensation expense, and other non-claim costs.
(2)Other segment items include premium deficiency reserve, corporate, general and administrative expense, sales and marketing expense, and miscellaneous income and expense.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 17

(3)Other assets consists of cash, restricted cash, prepaid expenses and other current assets, other receivables, assets held for sale, and other long-term assets not allocated to the reportable segment.
Note 11: Variable Interest Entities
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

	March 31, 2026	December 31, 2025
	(in thousands)
ASSETS
Cash	$6,578	$4,776
Clinic fees, insurance and other receivables	130	785
Prepaid expenses and other current assets	424	487
Property and equipment, net	32	32
Intangible assets, net	633	660
Other long-term assets	1,424	1,433
TOTAL ASSETS	$9,221	$8,173
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$448	$394
Accrued expenses and other current liabilities	568	241
Accrued payroll	756	887
Claims payable	4,378	4,199
Other long-term liabilities	916	922
Due to consolidated entities of P3	46,492	46,774
TOTAL LIABILITIES	53,558	53,417
MEMBERS’ DEFICIT	(44,337)	(45,244)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$9,221	$8,173

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$6,557	$8,159
Expense	5,445	8,154
Net income	$1,112	$5
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 18

P3 LLC, through its subsidiary P3 ACO, is also the primary beneficiary of the MSO and, as of January 1, 2026, of CPC ACO. The MSO was created to engage in the management, administration, and coordination of activities on behalf of accountable care organizations intended to improve the performance and quality of the parties’ respective ACO programs. To this end, the MSO entered into an MSA with the ACOs that will govern the MSO’s oversight of clinical integration, provider management, data analytics, financial management, strategic planning, shared services, compliance operations, and related administrative and operational support for the benefit of the ACOs.

Each ACO shall pay a management fee to the MSO for its services under the MSA. The MSO will also be entitled to receive from each ACO a portion of each ACO’s net shared savings as determined under the MSA. P3 LLC is obligated to fund any working capital needs to the extent operating expenses exceed gross revenue and to assume any obligations related to CPC ACO’s contracts with CMS and the Center for Medicare and Medicaid Innovation (“CMMI”). The MSA may be terminated after three years without cause.
CPC ACO’s ownership interest in the MSO represents a non-controlling interest which participates only in the profit of the MSO and distributions of any net assets upon liquidation, because of the Company’s obligation to fund losses and assume specific obligations. The non-controlling interest was measured at its fair value upon the formation date.
The following tables provide a summary of the assets, liabilities, and operating performance of the MSO and CPC ACO:

March 31, 2026
(in thousands)
ASSETS
Cash	$708
Clinic fees, insurance and other receivables	1,558
Health plan receivable	8,890
Prepaid expenses and other current assets	253
Intangible assets, net	1,054
Goodwill	4,990
TOTAL ASSETS	$17,453
LIABILITIES AND MEMBERS’ EQUITY
Accrued expenses and other current liabilities	$9,875
Claims payable	4,100
Due to consolidated entities of P3	677
TOTAL LIABILITIES	14,652
Non-controlling interest	1,360
Retained earnings	1,441
MEMBERS’ EQUITY	2,801
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$17,453

Three Months Ended March 31,
2026
(in thousands)
Revenue	$107,263
Expense	105,462
Net income	$1,801
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 19

Note 12: Related Parties
Chicago Pacific Founders (“CPF”), a principal equity holder of the Company, has equity investments in Allymar Health Solutions ("Allymar"), Anderson Family LLC (“Anderson”), and Atrio Health Plans (“Atrio”). Additionally, CPF manages the entities that own the Company’s VGS 1 through VGS 5 unsecured promissory notes.
Allymar Health Solutions
The Company has a master services agreement in place with Allymar whereby Allymar provides support services and tools for the Company and its contracted providers in arranging for or delivering services to its members. The Company recorded Allymar service expenses of $3.0 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, which are included in corporate, general and administrative expense in the condensed consolidated statements of operations. The Company recorded accrued expenses of $9.8 million and $9.3 million as of March 31, 2026 and December 31, 2025, respectively. There were no accounts payable as of March 31, 2026 and December 31, 2025.
Anderson Family LLC

The Company has a master services agreement in place with Anderson whereby Anderson provides end-of-life care data analysis and related services for the Company. The Company recorded service expenses of $0.1 million for the three months ended March 31, 2026, which are included in corporate, general and administrative expense in the condensed consolidated statements of operations. There were no service expenses for the same period in 2025. The Company recorded accounts payable of $0.0 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Capitated revenue	$97,321	$54,471
Other revenue	$1,692	$891
Medical expense(1)	$77,554	$76,578
Interest expense(2)	$737	$458
(1) Medical expense for the three months ended March 31, 2026 included a $13.5 million reduction for relief of prior period medical claims expense.
(2) Interest expense accrues on claims in transit, where Atrio has paid claims on behalf of the Company and has not been reimbursed. Interest accrues at the daily Secured Overnight Financing Rate published by Federal Reserve Bank.

P3 Health Partners Inc. | Q1 2026 Form 10-Q | 20

	March 31, 2026	December 31, 2025
	(in thousands)
Health plan receivable	$30,483	$12,693
Accrued expenses and other current liabilities	$3,468	$2,731
Health plan settlements payable	$2,208	$2,409
Claims payable	$176,527	$178,141
VGS Promissory Notes and Warrants
The following tables summarize the Company’s transactions related to the VGS1, VGS 2, VGS 3, VGS 4 and VGS 5 promissory notes:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest expense, net	$11,833	$4,894

	March 31,	December 31,
	2026	2025
	(in thousands)
Long-term debt, net	$192,754	$156,722
In connection with the issuances of promissory notes to VGS, VGS 3, VGS 4, and VGS 5, the Company issued equity-classified warrants to purchase a total of 6.2 million shares of Class A common stock. The Company issued warrants to purchase a total of 1.3 million and 1.4 million shares of Class A common stock during the three months ended March 31, 2026 and 2025, respectively. Such warrants had a fair value of $3.0 million and $14.0 million, respectively, and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets.
Note 13: Income Taxes
The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants.
During the three months ended March 31, 2026, the Company released $6.4 million of uncertain tax positions primarily related to the reassessment of open state tax positions and changes in the Company's interpretation of recently enacted state tax law. The release of these reserves reduced income tax expense for the quarter. The Company maintains its estimates for remaining exposures and believes its remaining reserves to be adequate. In addition to the uncertain tax position release, the Company released $2.4 million of accrued interest and penalties related to those positions.
Note 14: Subsequent Events
On April 27, 2026, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with various affiliates of CPF, the largest stockholder and debtholder, directly or through affiliates, of the Company (such affiliates, the “Holders”). Pursuant to the Exchange Agreement, approximately $252.5 million, representing the full outstanding balances of the Company’s VGS 1 through VGS 5 unsecured promissory notes, including principal, accrued interest, and back-end fees (collectively, the “Debt”), was exchanged for preferred stock that is not convertible, does not have voting or preemptive rights, is not registered or listed, and has a stated value of $100 per share. The Company may redeem the preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $100.00 per share, plus any accumulated and unpaid dividends.

The Debt was converted into several series of preferred stock having identical terms, other than the dividend rate, with dividends payable only when, as and if declared by the Company’s board or on the occurrence of certain specified liquidity events. At the sole election of the Company, such dividends may be paid in cash legally available for the payment of dividends or in-kind in the form of the issuance of additional shares of preferred stock. Debt exchanges included
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 21

$49.8 million for 0.5 million shares of Series A 13.5% Cumulative Preferred Stock; $39.6 million of the Debt was exchanged for 0.4 million shares of Series B 17.5% Cumulative Preferred Stock; and $163.1 of the Debt was exchanged for 1.6 million shares of Series C 19.5% Cumulative Preferred Stock.

In addition to the Exchange Agreement, on the same date, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of CPF pursuant to which the Company agreed to issue up to $70.0 million of units (the “Units”) in multiple tranches. The Units consist of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock (the “Series D Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock of the Company per $1.0 million of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven years from the date of issuance. The Company sold $10.0 million of Units in the initial closing of the Purchase Agreement and an additional $20.0 million of Units on April 30, 2026. $40.0 million of Units remain available for purchase in future tranches, provided that the conditions to closing such additional purchases are satisfied as of the time of any future closing. The Series D Preferred Stock has terms that are identical to the other series of preferred stock, other than the dividend rate.

The series of preferred stock described above are on parity with each other, and rank, with respect to rights to payment of dividends and distribution of assets in connection with the Company’s liquidation, dissolution or winding up, senior to all classes or series of the Company’s Common Stock and to all other equity securities issued by the Company.

In connection with the Purchase Agreement, the Company entered into a third amended and restated letter agreement (the “Third Amended and Restated Letter Agreement”) with Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP I”), Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”), and Chicago Pacific Founders GP IV, L.P., a Delaware limited partnership (“CPF GP IV”) (on behalf of the funds of which CPF GP I is the general partner, certain funds of which CPF GP III is the general partner, certain funds of which CPF GP IV is the general partner and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”)). Pursuant to the Third Amended and Restated Letter Agreement, (i) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to designate one additional independent member of the Company’s board of directors, who must be independent and satisfy all applicable requirements regarding service as a director of the Company under applicable law and SEC and stock exchange rules, (ii) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to certain information rights and protective provisions, and (iii) the CPF Parties agreed to extend the standstill restriction from January 1, 2026 to January 1, 2027 that limits the ownership of the CPF Parties to 49.99% of the Company’s issued and outstanding shares of common stock.

P3 Health Partners Inc. | Q1 2026 Form 10-Q | 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide the reader with an understanding of our business, including an overview of our results of operations and liquidity and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, as well as our audited financial statements and related notes and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” in Part II, Item 1. “Legal Proceedings.” in Part II, Item 1A, “Risk Factors.” and elsewhere in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
We operate in the $1,118 billion Medicare market, which covers more than 70 million eligible lives as of April 2026. Our core focus is the Medicare Advantage (“MA”) market, which covers approximately 36 million Medicare eligible lives as of April 2026. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,300 physicians, in 26 markets (counties) across five states in over eight full years of operations as of March 31, 2026. As of March 31, 2026, our PCP network served approximately 105,700 at-risk members.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 23

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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 24

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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 88% of our total operating expense for the three months ended March 31, 2026. We manage our medical costs by improving our members’ access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 25

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
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net income (loss) to Adjusted EBITDA set forth below and not rely on any single financial measure to evaluate our business.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 26

The following table sets forth a reconciliation of our net income (loss), the most directly comparable GAAP metric, to Adjusted EBITDA (loss):

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss)	$3,040	$(44,246)
Interest expense, net	16,766	8,725
Depreciation and amortization	21,074	21,052
Income tax provision (benefit)	(10,997)	1,073
Mark-to-market of stock warrants	(330)	(3,322)
Premium deficiency reserve	(4,715)	(6,962)
Equity-based compensation	1,051	1,808
Other(1)	(130)	(318)
Adjusted EBITDA (loss)	$25,759	$(22,190)
_____________________________________________
(1)Other during the three months ended March 31, 2026 consisted of interest income partially offset by valuation allowance on our notes receivable. Other during the three months ended March 31, 2025 consisted of interest income partially offset by legal settlements and valuation allowance on our notes receivable.
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
The following table presents our medical margin:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Capitated revenue	$379,499	$369,517
Less: medical claims expense	(305,842)	(352,317)
Medical margin	$73,657	$17,200
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 27

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross profit	$50,366	$1,182
Other revenue	(6,891)	(3,708)
Other medical expense	30,182	19,726
Medical margin	$73,657	$17,200
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
The following table presents our gross profit:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Total operating revenue	$386,390	$373,225
Less: medical claims expense	(305,842)	(352,317)
Less: other medical expense	(30,182)	(19,726)
Gross profit	$50,366	$1,182
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 106,400 and 117,700 average at-risk members for the three months ended March 31, 2026 and 2025, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,300 and 2,800 primary care physicians as of March 31, 2026 and 2025, respectively.
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 28

The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Platform support costs	$20,749	$19,021
% of total operating revenue	5.4%	5.1%
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
Other revenue. Other revenue is comprised primarily of encounter-related fees to treat patients outside of our at-risk arrangements at Company-owned or affiliated clinics. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our directly employed or affiliated medical groups.
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 29

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
Additionally, starting January 1, 2026, we consolidate the financial results of CPC ACO and report a non-controlling interest on our condensed consolidation statements of operations, representing the 20% of net income attributable to the non-controlling interest.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 30

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended March 31, 2026	% of Revenue	Three Months Ended March 31, 2025	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$379,499	98%	$369,517	99%
Other revenue	6,891	2	3,708	1
Total operating revenue	386,390	100	373,225	100
Operating expense:
Medical expense	336,024	87	372,043	100
Premium deficiency reserve	(4,715)	(1)	(6,962)	(2)
Corporate, general and administrative expense	25,543	7	24,999	6
Sales and marketing expense	227	—	181	—
Depreciation and amortization	21,074	5	21,052	6
Total operating expense	378,153	98	411,313	110
Operating income (loss)	8,237	2	(38,088)	(10)
Other (expense) income:				—
Interest expense	(16,766)	(4)	(8,725)	(2)
Mark-to-market of stock warrants	330	0	3,322	1
Other	242	0	318	—
Total other income (expense)	(16,194)	(4)	(5,085)	(1)
Loss before income taxes	(7,957)	(2)	(43,173)	(11)
Income tax benefit (provision)	10,997	3	(1,073)	—
Net income (loss)	3,040	1	(44,246)	(11)
Net income (loss) attributable to non-controlling interests	1,817	—	(23,766)	(6)
Net income (loss) attributable to controlling interest	$1,223	1%	$(20,480)	(5)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Capitated revenue	$379,499	$369,517	$9,982	3%
Other revenue	6,891	3,708	3,183	86%
Total operating revenue	$386,390	$373,225	$13,165	4%
This increase in capitated revenue was primarily driven by an increase in the average rate resulting from ongoing strategic contractual restructuring, as well as from rate progression and burden of illness performance. The increase was partially offset by a 10% decrease in the average number of at-risk members from 117,700 for the three months ended March 31, 2025 to 106,400 for the three months ended March 31, 2026, resulting from previously disclosed intentional network and payer rationalization. Capitated revenue was approximately 98% and 99% of total operating revenue for each of the three months ended March 31, 2026 and 2025, respectively.
Other revenue was approximately 2% of total operating revenue for the three months ended March 31, 2026 and approximately 1% of total operating revenue for the three months ended March 31, 2025.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 31

Medical Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Medical expense	$336,024	$372,043	$(36,019)	(10)%
The decrease in medical expense was driven primarily by a decrease in the total number of at-risk members year-over-year as well as favorable reserve development and claims true-up activity. Additionally, medical expense for the three months ended March 31, 2026 included a $13.5 million reduction of prior period medical claims expense from a related party.
Premium Deficiency Reserve

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(4,715)	$(6,962)	$2,247	(32)%
The change in premium deficiency reserve was due to management’s assessment of the profitability of contracts, wherein maturation of our overall contractual arrangements is expected to reduce our future losses.
Corporate, General and Administrative Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$25,543	$24,999	$544	2%
The increase in corporate, general and administrative expense was primarily driven by an increase in professional fees, primarily driven by higher consulting expenses. The increase was partially offset by the reversal of $2.0 million of expense related to certain indirect tax returns for which the Company filed amended returns during the quarter.
Income Tax Benefit (Provision)

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Income tax benefit (provision)	$10,997	$(1,073)	$12,070	1125%
The increase in income tax benefit was primarily driven by the release of $6.4 million of uncertain tax positions related to the reassessment of open state tax positions and changes in the interpretation of recently enacted state tax law, as well as the release of $2.4 million of accrued interest and penalties associated with those positions.
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
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 32

Cash Sources
To date, we have financed our operations principally through the cash we obtained upon the consummation of a series of business combinations in December 2021 with Foresight Acquisition Corp. (the “Business Combinations”), private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of March 31, 2026, we had $25.5 million of unrestricted cash available to fund future operations.
We have experienced losses since our inception until the three months ended March 31, 2026. Our future capital requirements will depend on many factors, including the pace of our growth, ability to manage medical costs, the maturity of our members, and our ability to raise capital and refinance our indebtedness as it matures. We may need to raise additional capital through a combination of debt and/or equity financing and to the extent we are unsuccessful at doing so, we may need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
VGS 5 Promissory Note
On May 29, 2025, we entered into a financing transaction with VBC Growth SPV 5, LLC (“VGS 5”), consisting of the issuance by P3 LLC of an unsecured promissory note (the “VGS 5 Promissory Note”) to VGS 5 and the entry into a warrant agreement and the VGS 5 Subordination Agreement (defined below). The VGS 5 Promissory Note provides for funding of up to $70.0 million, available for us to draw in three tranches, as follows: (i) a first tranche of $15.0 million which was drawn on May 29, 2025, (ii) a second tranche of up to $15.0 million available at the Company’s sole option in a single draw, on or prior to June 22, 2025, and (iii) a third tranche of $40.0 million available upon mutual agreement of P3 LLC and VGS 5 in one or more draws. As of March 31, 2026, the full $70.0 million of funding had been drawn. The VGS 5 Promissory Note matures on August 13, 2028. Interest on the VGS 5 Promissory Note is payable at 19.5% per annum on a quarterly cycle (in arrears) beginning June 30, 2025. We may elect to pay interest 11.5% in-kind and 8.0% in cash, but if the terms of the VGS 5 Subordination Agreement (as defined below) do not permit us to pay interest in cash, interest will be paid entirely in-kind.
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
As of March 31, 2026, we were in compliance with the covenants under our Term Loan Facility, VBC Growth SPV LLC promissory note (“VGS Promissory Note”), VBC Growth SPV 2, LLC unsecured promissory note (“VGS 2 Promissory Note”), VBC Growth SPV 3 LLC unsecured promissory note (“VGS 3 Promissory Note”), VGS 4 Promissory Note, and VGS 5 Promissory Note; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lenders under the Term Loan Facility and unsecured promissory notes or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 33

Series D Preferred Stock Issuance
On April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Chicago Pacific Founders, the largest stockholder and debtholder, directly or through affiliates, of the Company (“CPF”) pursuant to which the Company agreed to issue up to $70.0 million of units (the “Units”) in multiple tranches. The Units consist of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock (the “Series D Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock of the Company per $1.0 million of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven years from the date of issuance. The Company sold $10.0 million of Units in the initial closing of the Purchase Agreement and an additional $20.0 million of Units on April 30, 2026. $40.0 million of Units remain available for purchase in future tranches, provided that the conditions to closing such additional purchases are satisfied as of the time of any future closing. The Series D Preferred Stock has terms that are identical to the other series of preferred stock, other than the dividend rate.

In connection with the Purchase Agreement, the Company entered into a third amended and restated letter agreement (the “Third Amended and Restated Letter Agreement”) with Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP I”), Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”), and Chicago Pacific Founders GP IV, L.P., a Delaware limited partnership (“CPF GP IV”) (on behalf of the funds of which CPF GP I is the general partner, certain funds of which CPF GP III is the general partner, certain funds of which CPF GP IV is the general partner and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”)). Pursuant to the Third Amended and Restated Letter Agreement, (i) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to designate one additional independent member of the Company’s board of directors, who must be independent and satisfy all applicable requirements regarding service as a director of the Company under applicable law and SEC and stock exchange rules, (ii) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to certain information rights and protective provisions, and (iii) the CPF Parties agreed to extend the standstill restriction from January 1, 2026 to January 1, 2027 that limits the ownership of the CPF Parties to 49.99% of the Company’s issued and outstanding shares of common stock.
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
In connection with the Business Combinations, we entered into a tax receivable agreement (“TRA”) that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of P3 LLC resulting from any redemptions or exchanges of P3 LLC, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $12.4 million as of March 31, 2026. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of March 31, 2026.
As non-controlling interest holders exercise their right to exchange their units in P3 LLC, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of P3 LLC. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 34

liability to be recorded will depend on the price of the Company’s Class A common stock at the time of the relevant redemption or exchange.
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.
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
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(27,467)	$(33,466)
Net cash used in investing activities	(43)	—
Net cash provided by financing activities	27,805	30,657
Net change in cash and restricted cash	$295	$(2,809)
Operating Activities
Net cash used in operating activities was $27.5 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $33.5 million for the three months ended March 31, 2025. Significant changes
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 35

impacting net cash used in operating activities during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 were primarily due to changes in working capital and net income as compared to net loss.
Investing Activities
Net cash used in investing activities was $0.0 million for the three months ended March 31, 2026 compared to $0.0 million for the three months ended March 31, 2025.
Financing Activities
Net cash provided by financing activities was $27.8 million for the three months ended March 31, 2026, primarily consisting of proceeds from the borrowings on the VGS 5 Promissory Note and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $30.7 million for the three months ended March 31, 2025, consisting of proceeds from the borrowings on the VGS 4 Promissory Note and short-term financing agreements for the funding of certain insurance policies.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. On an ongoing basis, we evaluate the continued appropriateness of our accounting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting estimates as disclosed in our 2025 Form 10-K.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 36

SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 37

PART II
Item 1. Legal Proceedings.
The Company is a party to various claims, legal and regulatory proceedings, lawsuits and administrative actions arising in the ordinary course of business. The Company carries general and professional liability insurance coverage to mitigate the Company’s risk of potential loss in such cases. An accrual is established when a specific contingency is probable and estimable. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, net income (loss), or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.
Civil Investigative Demand
In June 2024, we received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) pursuant to the False Claims Act in the course of the government’s investigation concerning our arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of our broker programs and our arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as our arrangements with third parties relating to these programs. We are cooperating with the investigation and providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation. See “— We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.” in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K, and as identified above in the Cautionary Statement Regarding .Forward-Looking Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our 2025 Form 10-K. You should carefully consider the risk factors discussed in our 2025 Form 10-K, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the quarter ended March 31, 2026, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 38

Item 6. Exhibits.

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	4/17/2025
3.3		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
3.4		Form of Certificate of Designation of Series A, B, C, and D Cumulative Preferred Stock.	8-K	001-40033	3.1	4/28/2026
3.5		Form of Warrant.	8-K	001-40033	10.4	4/28/2026
10.1		Amendment to Unsecured Promissory Note, dated as of February 11, 2026, by and among P3 Health Group, LLC and VBC Growth SPV 5, LLC.	8-K	001-40033	10.1	2/17/2026
10.2		Statement of Work No. 1, effective March 19, 2026, by and between P3 Health Partners, LLC and the Client.	8-K	001-40033	10.1	3/25/2026
10.3		Debt Exchange Agreement, dated April 27, 2026, by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.1	4/28/2026
10.4		Series D Purchase Agreement, dated April 27, 2026, by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.2	4/28/2026
10.5		Form of Registration Rights Agreement by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.3	4/28/2026
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 39

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q1 2026 Form 10-Q | 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
Leif Pedersen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)