Form 10-Q
period 2026-06-30
P3 Health Partners Inc.
filed 2026-08-10
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 3, 2026, the registrant had 3,911,962 shares of Class A common stock, par value $0.0001 and 3,349,020 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, our ability to maintain compliance with California regulations related to financial solvency and operational performance, and our ability to maintain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 1

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
•We have significant cumulative preferred stock obligations held entirely by affiliates of our largest stockholder that rank senior to our common stock, which could adversely affect our common stockholders through the compounding of cumulative dividends, reduction of earnings available to common stockholders, senior liquidation priority, and constraints on our ability to raise additional capital or pursue strategic alternatives.
•Foresight Sponsor Group, LLC and its affiliates and representatives, non-employee directors and other non-employee stockholders are not limited in their ability to compete with us, and the corporate
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 2

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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$21,272	$25,012
Restricted cash	922	795
Health plan receivable, net of allowance for credit losses of $281	135,273	92,458
Clinic fees, insurance and other receivable	9,354	3,379
Prepaid expenses and other current assets	12,517	11,439
TOTAL CURRENT ASSETS	179,338	133,083
Property and equipment, net	2,527	3,374
Intangible assets, net	452,405	492,423
Other long-term assets	20,122	27,761
TOTAL ASSETS (1)	$654,392	$656,641
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,569	$11,715
Accrued expenses and other current liabilities	43,265	42,820
Accrued payroll	2,421	1,950
Health plan settlements payable	11,386	69,830
Claims payable	228,980	287,790
Premium deficiency reserve	72,742	86,116
Current portion of long-term debt	21,800	45,036
Short-term debt	418	—
TOTAL CURRENT LIABILITIES	388,581	545,257
Operating lease liability, net	10,417	11,475
Warrant liabilities	10,389	2,462
Long-term debt, net	98,054	228,374
Other long-term liabilities	9,308	9,308
TOTAL LIABILITIES (1)	516,749	796,876
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	64,453	14,997
STOCKHOLDERS’ EQUITY (DEFICIT):
Series A 13.5% Cumulative Preferred Stock, $0.0001 par value; 650 shares authorized; 498 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21,186	—
Series B 17.5% Cumulative Preferred Stock, $0.0001 par value; 555 shares authorized; 396 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	18,717	—
Series C 19.5% Cumulative Preferred Stock, $0.0001 par value; 2,335 shares authorized; 1,631 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	81,317	—
Series D 19.5% Cumulative Preferred Stock, $0.0001 par value; 1,100 shares authorized; 559 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	43,218	—
Class A common stock, $0.0001 par value; 800,000 shares authorized; 3,910 and 3,286 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class V common stock, $0.0001 par value; 205,000 shares authorized; 3,349 and 3,919 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid in capital	550,226	495,909
Accumulated deficit	(642,474)	(651,141)
Non-controlling interest	1,000	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	73,190	(155,232)
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$654,392	$656,641
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $30.3 million and $8.2 million as of June 30, 2026 and December 31, 2025, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $6.6 million and $6.6 million as of June 30, 2026 and December 31, 2025, respectively. These VIE assets and liabilities do not include $46.5 million and $46.8 million of net amounts due to affiliates as of June 30, 2026 and December 31, 2025, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUE:
Capitated revenue	$366,398	$351,724	$745,897	$721,241
Other revenue	19,983	4,064	26,874	7,772
TOTAL OPERATING REVENUE	386,381	355,788	772,771	729,013
OPERATING EXPENSE:
Medical expense	300,377	351,350	636,401	723,393
Premium deficiency reserve	(8,659)	(5,967)	(13,374)	(12,929)
Corporate, general and administrative expense	32,393	23,446	58,163	48,626
Depreciation and amortization	21,044	21,083	42,118	42,135
TOTAL OPERATING EXPENSE	345,155	389,912	723,308	801,225
OPERATING INCOME (LOSS)	41,226	(34,124)	49,463	(72,212)
OTHER INCOME (EXPENSE):
Interest expense, net	(7,862)	(10,145)	(24,628)	(18,870)
Mark-to-market of stock warrants and purchased put option	(16,366)	2,002	(16,036)	5,324
Other	(82)	583	160	901
TOTAL OTHER EXPENSE	(24,310)	(7,560)	(40,504)	(12,645)
INCOME (LOSS) BEFORE INCOME TAXES	16,916	(41,684)	8,959	(84,857)
INCOME TAX BENEFIT (PROVISION)	(1,265)	(1,981)	9,732	(3,054)
NET INCOME (LOSS)	15,651	(43,665)	18,691	(87,911)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	8,207	(23,303)	10,024	(47,069)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$7,444	$(20,362)	$8,667	$(40,842)
LESS: CUMULATIVE PREFERRED STOCK DIVIDENDS	9,570	—	9,570	—
NET LOSS ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(2,126)	$(20,362)	$(903)	$(40,842)

NET LOSS PER SHARE (Note 9):
Basic	$(0.63)	$(6.23)	$(0.27)	$(12.52)
Diluted	$(0.63)	$(6.23)	$(0.27)	$(12.52)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	3,362	3,267	3,325	3,263
Diluted	3,362	3,267	3,325	3,263

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2024	$73,593	—	$—	—	$—	—	$—	—	$—	3,257	$—	3,919	$—	$579,129	$(503,193)	$—	$75,936
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	6	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,808	—	—	1,808
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	8,002	—	—	—	—	—	—	—	—	—	—	—	—	(8,002)	—	—	(8,002)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	13,988	—		13,988
Net loss	(23,766)	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,480)	—	(20,480)
STOCKHOLDERS’ EQUITY, March 31, 2025	$57,829	—	—	—	—	—	—	—	—	3,263	$—	3,919	$—	$586,923	$(523,673)	$—	$63,250
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	5	—	—	—		—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,463	—	—	1,463
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	8,193	—	—	—	—	—	—	—	—	—	—	—	—	(8,193)	—	—	(8,193)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—		—	—	—	8,301	—	—	8,301
Net loss	(23,303)	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,362)	—	(20,362)
STOCKHOLDERS’ EQUITY, June 30, 2025	42,719	—	—	—	—	—	—	—	—	3,268	$—	3,919	$—	$588,494	$(544,035)	$—	$44,459
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 7

	Redeemable Non-controlling Interest	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
STOCKHOLDERS’ DEFICIT, December 31, 2025	$14,997	—	$—	—	$—	—	$—	—	$—	3,286	$—	3,919	$—	$495,909	$(651,141)	$—	$(155,232)
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	8	—	—	—	—	—	—	—
Reclassification of non-controlling interest upon consolidation	(1,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000	1,000
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,051	—	—	1,051
Fair value adjustments to redeemable non-controlling interest	(33,741)	—	—	—	—	—	—	—	—	—	—	—	—	33,741	—	—	33,741
Remeasurement adjustment to redeemable non-controlling interest	28,668	—	—	—	—	—	—	—	—	—	—	—	—	(28,668)	—	—	(28,668)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	2,977	—	—	2,977
Net income	1,457	—	—	—	—	—	—	—	—	—	—	—	—	—	1,223	360	1,583
STOCKHOLDERS’ DEFICIT, March 31, 2026	$10,381	—	—	—	—	—	—	—	—	3,294	$—	3,919	$—	$505,010	$(649,918)	$1,360	$(143,548)
Exchanges of redeemable non-controlling interest for Class A common stock	—	—	—	—	—	—	—	—	—	570	—	(570)	—	—	—	—	—
Conversion of debt to preferred stock, net of issuance costs	—	498	21,186	396	18,717	1,631	81,317				—	—	—	73,898	—	—	195,118
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	559	43,218	—	—	—	—	—	—	—	43,218
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	46	—	—	—	(4)	—	—	(4)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	866	—	—	866
Fair value adjustments to redeemable non-controlling interest	(85,657)	—	—	—	—	—	—	—	—	—	—	—	—	85,657	—	—	85,657
Remeasurement adjustment to redeemable non-controlling interest	131,162	—	—	—	—	—	—	—	—	—	—	—	—	(131,162)	—	—	(131,162)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	15,961	—	—	15,961
Net income (loss)	8,567	—	—	—	—	—	—	—	—	—	—	—	—	—	7,444	(360)	7,084
STOCKHOLDERS’ EQUITY, June 30, 2026	$64,453	498	$21,186	396	$18,717	1,631	$81,317	559	$43,218	3,910	$—	3,349	$—	$550,226	$(642,474)	$1,000	$73,190

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,691	$(87,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncash reduction of prior period medical expense	(56,000)	—
Depreciation and amortization	42,118	42,135
Mark-to-market adjustment of stock warrants and purchased put option	16,036	(5,324)
Paid in-kind interest expense	14,710	10,619
Premium deficiency reserve	(13,374)	(12,929)
Amortization of original issue discount and debt issuance costs	3,403	402
Equity-based compensation	1,917	3,271
Deferred income taxes	478	—
Loss on asset sale and disposal	127	—
Changes in operating assets and liabilities:
Health plan receivable	(27,173)	27,803
Clinic fees, insurance, and other receivable	(5,975)	(3,625)
Prepaid expenses and other current assets	(9,187)	(1,747)
Other long-term assets	5,039	(14,464)
Accounts payable, accrued expenses, and other current liabilities	(3,597)	6,200
Accrued payroll	471	(1,560)
Health plan settlements payable	(44,182)	(13,694)
Claims payable	(32,714)	948
Operating lease liability	(169)	(223)
Net cash used in operating activities	(89,381)	(50,099)
CASH FLOWS FROM INVESTING ACTIVITIES:
Other, net	(251)	—
Proceeds from asset sale	—	50
Net cash provided by (used in) investing activities	(251)	50
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	42,674	—
Proceeds from long-term debt, net of original issue discount	27,000	45,000
Proceeds from issuance of warrants	15,961	—
Proceeds from short-term debt	1,044	1,137
Repayment of short-term and long-term debt	(626)	(682)
Payment of debt issuance costs	(30)	(181)
Payment of tax withholdings upon settlement of restricted stock unit awards	(4)	—
Net cash provided by financing activities	86,019	45,274
Net change in cash and restricted cash	(3,613)	(4,775)
Cash and restricted cash, beginning of period	25,807	44,102
Cash and restricted cash, end of period	$22,194	$39,327
Reconciliation of cash and restricted cash:
Cash	$21,272	$38,581
Restricted cash	922	746
Total cash and restricted cash	$22,194	$39,327

Supplemental disclosures of non-cash investing and financing information:
Conversion of long-term debt to preferred equity, net of debt issuance costs and original issue discount	$195,118	$—
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 9

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q2 2026 Form 10-Q | 10

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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced historical losses from inception through December 31, 2025, and has an accumulated deficit of $642.5 million as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, the Company had $21.3 million and $25.0 million, respectively, in unrestricted cash available to fund future operations. The Company has a working capital deficit of $209.2 million and a stockholders’ equity of $73.2 million as of June 30, 2026. The Company had negative cash flows from operations of $89.4 million for the six months ended June 30, 2026. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 11

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
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The condensed consolidated operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

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
•Bacchus P.C. (f/k/a Bacchus and Kahan, P.C.)
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 12

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
Revenue Recognition
The Company categorizes revenue based on various factors, such as the nature of contracts, as follows:

Revenue Type	Three Months Ended June 30, 2026	% of Total	Three Months Ended June 30, 2025	% of Total
	(dollars in thousands)
Capitated revenue	$366,398	94.8%	$351,724	98.9%
Other revenue:
Clinical fees & insurance revenue	856	0.2	808	0.2
Care coordination / management fees	8,758	2.3	2,667	0.7
Incentive fees and other revenue	10,369	2.7	589	0.2
Total other revenue	19,983	5.2	4,064	1.1
Total revenue	$386,381	100.0%	$355,788	100.0%

Revenue Type	Six Months Ended June 30, 2026	% of Total	Six Months Ended June 30, 2025	% of Total
	(dollars in thousands)
Capitated revenue	$745,897	96.5%	$721,241	98.9%
Other revenue:
Clinical fees & insurance revenue	1,119	0.1	1,800	0.3
Care coordination / management fees	15,276	2.0	5,362	0.7
Incentive fees and other revenue	10,479	1.4	610	0.1
Total other revenue	26,874	3.5	7,772	1.1
Total revenue	$772,771	100.0%	$729,013	100.0%
During each of the three months ended June 30, 2026 and 2025, four and four health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 61% and 66% of the Company’s total revenue. During each of the six months ended June 30, 2026 and 2025, four and five health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 62% and 75% of the Company’s total revenue, respectively. Four and four health plan customers each accounted for 10% or more of total health plan receivable as of June 30, 2026 and December 31, 2025, respectively.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 13

Note 4: Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”)
Accounting Standards Update (“ASU”) 2026-01 clarifies how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the paid-in-kind dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for the fiscal years beginning after December 15, 2026, with early adoption permitted, and can be applied prospectively or retrospectively at the option of the Company. The Company early adopted ASU 2026-01 effective January 1, 2026 on a prospective basis. Under the new guidance, the measurement of PIK dividends is standardized, ensuring comparability across entities with similar instruments. The Company did not have PIK dividends prior to adoption.
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”)
ASU 2025-05 provides all entities with a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. Adoption of this standard had an immaterial impact on its consolidated financial statements.
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
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of June 30, 2026	$107	$—	$10,282	$10,389
Warrant liability as of December 31, 2025	$106	$—	$2,356	$2,462
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 14

The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	June 30, 2026	December 31, 2025
Volatility	112.8%	102.1%
Risk-free interest rate	4.1%	3.7%
Exercise price	$25.76	$25.74
Expected term	4.8 years	5.3 years
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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Beginning balance	$2,356	$10,185
Mark-to-market adjustment of stock warrants	7,926	(5,315)
Ending balance	$10,282	$4,870
The Company recorded a loss of $8.3 million and a gain of $2.0 million from changes in the fair value of stock warrants for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a loss of $7.9 million and a gain of $5.3 million from changes in the fair value of stock warrants for the six months ended June 30, 2026 and 2025, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments. The book value of long-term debt approximates fair value, which was calculated using Level 2 inputs, as of June 30, 2026.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 15

Note 6: Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	672,639	(306,703)	365,936	671,819	(273,361)	398,458
Trademarks	148,635	(68,307)	80,328	148,635	(61,005)	87,630
Payor contracts	4,700	(2,115)	2,585	4,700	(1,880)	2,820
Provider network	5,064	(2,208)	2,856	4,734	(1,919)	2,815
Total	$831,738	$(379,333)	$452,405	$830,588	$(338,165)	$492,423
Amortization of intangible assets was $20.6 million and $20.5 million during the three months ended June 30, 2026 and 2025, respectively and $41.2 million and $40.9 million during the six months ended June 30, 2026 and 2025, respectively.
Note 7: Claims Payable
Activity in the liability for claims payable was as follows:

	Six Months Ended June 30,
	2026	2025
Claims unpaid, beginning of period	$287,790	$255,089
Incurred, related to:
Current period	597,896	621,058
Prior period(s)	(65,538)	15,031
Total incurred	532,358	636,089
Paid, related to:
Current period	456,317	411,860
Prior period(s)	134,851	223,281
Total paid	591,168	635,141
Claims unpaid, end of period	$228,980	$256,037
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 16

Note 8: Debt
Long-term Debt
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Repurchase promissory note, interest paid at 14.0%, due September 2028	$36,062	$34,189
Term loan facility, interest paid at 15.0%, due September 2027	84,030	82,885
VGS 1 promissory note, interest paid at 13.5%, due June 2028	—	49,374
VGS 2 promissory note, interest paid at 17.5%, due September 2027	—	38,667
VGS 3 promissory note, interest paid at 19.5%, due June 2028	—	35,435
VGS 4 promissory note, interest paid at 19.5%, due August 2028	—	41,110
VGS 5 promissory note, interest paid at 19.5%, due August 2028	—	55,070
Long-term debt, gross	120,092	336,730
Less: unamortized debt issuance costs and original issue discount	(238)	(63,320)
	119,854	273,410
Less: current portion of long-term debt	(21,800)	(45,036)
Long-term debt, net	$98,054	$228,374
Amendment to Repurchase Promissory Note
On June 30, 2026, P3 LLC entered into the Second Amendment to Repurchase Promissory Note (the “Second Note Amendment”) with IHC Health Services, Inc. amending the Repurchase Promissory Note originally dated June 28, 2019 (as previously amended by the First Amendment to Repurchase Promissory Note dated November 19, 2020, and as further amended by the Second Note Amendment, the “Note”). The Second Note Amendment (i) extends the maturity date of the Note to September 30, 2028, and (ii) provides that, from and after June 30, 2026, the Note will accrue paid-in-kind interest at a rate of 14% per annum, commencing upon the date of the Second Note Amendment. Except as modified by the Second Note Amendment, all other terms and provisions of the Note remain in full force and effect.
VGS Debt Conversion
On April 27, 2026, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with various affiliates of Chicago Pacific Founders (“CPF”), the largest stockholder and debtholder, directly or through affiliates, of the Company (such affiliates, the “Holders”). Pursuant to the Exchange Agreement, approximately $252.5 million, representing the full outstanding balances of the Company’s VGS 1 through VGS 5 unsecured promissory notes, including principal, accrued interest, and back-end fees (collectively, the “Debt”), was exchanged for preferred stock that is not convertible, does not have voting or preemptive rights, is not registered or listed, and has a stated value of $100 per share. The Company may redeem the preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $100.00 per share, plus any accumulated and unpaid dividends.

The Debt was converted into several series of preferred stock having identical terms, other than the dividend rate, with dividends payable only when, as and if declared by the Company’s board or on the occurrence of certain specified liquidity events. At the sole election of the Company, such dividends may be paid in cash legally available for the payment of dividends or in-kind in the form of the issuance of additional shares of preferred stock. Debt exchanges included $49.8 million of the Debt for 0.5 million shares of Series A 13.5% Cumulative Preferred Stock; $39.6 million of the Debt for 0.4 million shares of Series B 17.5% Cumulative Preferred Stock; and $163.1 million of the Debt for 1.6 million shares of Series C 19.5% Cumulative Preferred Stock. Refer to Note 12 “Preferred Stock and Stockholders' Equity” for further disclosure.

Because the Debt was exchanged with related parties that are affiliates of the Company's largest stockholder, the transaction was accounted for as a capital transaction. Accordingly, the excess of the carrying amount of the Debt exchanged over the fair value of the preferred stock issued of approximately $73.9 million was recognized as a capital contribution and recorded within additional paid-in capital. The exchange resulted in a noncash financing activity and is
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 17

reflected in the condensed consolidated statements of stockholders' equity and the supplemental noncash financing disclosures.
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
During 2025, the Company received $28.0 million in funding from VGS 5. During 2026, the Company received an additional $27.0 million in funding from VGS 5.
On April 27, 2026, in connection with the Company’s entry into the Exchange Agreement with the Holders, the debt under the VGS 5 Promissory Note was exchanged for 860,653 shares of Series C 19.5% Cumulative Preferred Stock and such debt is no longer outstanding.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 18

Note 9: Net Income (Loss) per Share
The following table provides the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator–basic:
Net income (loss) attributable to controlling interest	$7,444	$(20,362)	$8,667	$(40,842)
Less: Cumulative preferred dividends	9,570	—	9,570	—
Net loss attributable to Class A common stockholders–basic	$(2,126)	$(20,362)	$(903)	$(40,842)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$(2,126)	$(20,362)	$(903)	$(40,842)
Effect of dilutive securities:
Net income (loss) attributable to Class V common stockholders	—	—	—	—
Liability-classified warrants	—	—	—	—
Net loss attributable to Class A common stockholders–diluted	$(2,126)	$(20,362)	$(903)	$(40,842)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	3,362	3,267	3,325	3,263
Net loss per share attributable to Class A common stockholders–basic	$(0.63)	$(6.23)	$(0.27)	$(12.52)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	3,362	3,267	3,325	3,263
Weighted average effect of dilutive securities:
Shares of Class V common stock	—	—	—	—
Restricted stock units	—	—	—	—
Equity-classified warrants	—	—	—	—
Liability-classified warrants	—	—	—	—
Weighted average shares outstanding–diluted	3,362	3,267	3,325	3,263
Net loss per share attributable to Class A common stockholders–diluted	$(0.63)	$(6.23)	$(0.27)	$(12.52)
Shares of Class V common stock do not share in the earnings or losses of P3 and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share for Class V common stock under the two-class method is not required. The following table presents potentially dilutive securities excluded from the
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 19

computation of diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock warrants (1)	12,163	7,789	12,163	7,789
Stock options (1)	540	430	540	430
Restricted stock units (1)	181	141	181	141
Shares of Class V common stock (2)	3,349	3,919	3,349	3,919
Total	16,233	12,279	16,233	12,279
__________________
(1)Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net income (loss) per share.
(2)Shares of Class V common stock at the end of the period are considered antidilutive shares of Class A common stock under application of the if-converted method.
Note 10: Redeemable Non-controlling Interest
Redeemable non-controlling interest represents the portion of P3 LLC that the Company controls and consolidates but does not own (i.e., the Common Units held directly by equity holders other than the Company).
The ownership of the Common Units is summarized as follows:

	June 30, 2026		December 31, 2025
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	3,910	53.9%	3,286	45.6%
Non-controlling interest holders’ ownership of Common Units	3,349	46.1	3,919	54.4
Total Common Units	7,259	100.0%	7,205	100.0%
During the six months ended June 30, 2026, the Company issued an aggregate of 570,104 shares of Class A common stock to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Company Agreement. There were no exchanges or redemptions of Class V common stock during the six months ended June 30, 2025.
As of June 30, 2026, there was no cumulative fair value adjustment to redeemable non-controlling interest recorded as the fair value of redeemable non-controlling interest was equal to the carrying value (i.e., based on the five-day volume-weighted average price of a share of Class A common stock). As of December 31, 2025, there was a $119.4 million cumulative fair value adjustment recorded as the carrying value of the redeemable non-controlling interest was less than the fair value of redeemable non-controlling interest.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 20

Note 11: Segment Reporting
The Company’s operations are organized under one reportable segment. The following tables present information about the Company’s reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating revenue	$386,381	$355,788	$772,771	$729,013
Less:
Medical claims expense	(268,595)	(321,109)	(574,437)	(673,426)
Other medical expense(1)	(31,782)	(30,241)	(61,964)	(49,967)
Depreciation and amortization	(21,044)	(21,083)	(42,118)	(42,135)
Other segment items(2)	(40,182)	(15,352)	(60,915)	(30,252)
Interest expense	(7,862)	(10,145)	(24,628)	(18,870)
Interest income	—	458	250	780
Income (loss) before income taxes	16,916	(41,684)	8,959	(84,857)
Income tax (provision) benefit	(1,265)	(1,981)	9,732	(3,054)
Net income (loss)	$15,651	$(43,665)	$18,691	$(87,911)

	June 30, 2026	December 31, 2025
	(in thousands)
Segment assets	$135,273	$92,458
Other assets(3)	519,119	564,183
Total assets	$654,392	$656,641
__________________
(1)Other medical expense includes subcapitation expense, affiliate provider compensation expense, and other non-claim costs.
(2)Other segment items include premium deficiency reserve, corporate, general and administrative expense, and miscellaneous income and expense.
(3)Other assets consists of cash, restricted cash, prepaid expenses and other current assets, other receivables, assets held for sale, and other long-term assets not allocated to the reportable segment.
Note 12: Preferred Stock and Stockholders' Equity
Preferred Stock
The Company is authorized to issue up to ten million shares of preferred stock, par value $0.01 per share, in one or more series. The series of preferred stock described below are on parity with each other, and rank, with respect to rights to payment of dividends and distribution of assets in connection with the Company’s liquidation, dissolution or winding up, senior to all classes or series of the Company’s Common Stock and to all other equity securities issued by the Company.
The following table below presents details on preferred stock by series (in thousands, except per share amounts):

Series	Shares Authorized	Shares Issued and Outstanding	Par Value	Stated Value per Share	Dividend Rate per Annum	Cumulative Undeclared Dividends

A	650	498	$0.0001	$100.00	13.5%	$1,195
B	555	396	$0.0001	$100.00	17.5%	$1,230
C	2,335	1,631	$0.0001	$100.00	19.5%	$5,656
D	1,100	559	$0.0001	$100.00	19.5%	$1,489
Each series of the Company’s preferred stock is not convertible, does not have voting or preemptive rights, and is not registered or listed. The Company may redeem the preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $100.00 per share, plus any accumulated and unpaid dividends. Dividends are payable only when, as and if declared by the Company’s board or on the occurrence of certain specified liquidity events. At the sole
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 21

election of the Company, such dividends may be paid in cash legally available for the payment of dividends or in-kind in the form of the issuance of additional shares of preferred stock.
Securities Purchase Agreement
On April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of CPF pursuant to which the Company agreed to issue up to $70 million of units (the “Units”) in multiple tranches. The Units consist of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock (the “Series D Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock of the Company per $1,000,000 of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven (7) years from the date of issuance. The Company sold $10 million of Units in the initial closing of the Purchase Agreement, $20 million of Units on April 30, 2026, and $21.3 million of Units on May 28, 2026. The Company issued equity-classified warrants to purchase 2.5 million shares of Class A common stock at a weighted average exercise price of $7.04 per share in connection with the Purchase Agreement during the three months ended June 30, 2026. Such warrants had a fair value of $14.3 million and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets. As of June 30, 2026, $18.7 million of Units remained available for issuance under the Purchase Agreement.
The undrawn portion of the Purchase Agreement represents a purchased put option that provides the Company with the right, but not the obligation, to require the purchaser to purchase additional Units at predetermined terms during the commitment period. The Company determined that the purchased put option is a freestanding financial instrument that is not within the scope of ASC 480 and does not qualify for equity classification under ASC 815-40 because it is not indexed to the Company's own stock. Accordingly, the purchased put option is recognized as an asset and subsequently remeasured at fair value at each issuance and reporting date, with changes in fair value recognized in earnings. The purchased put option was initially recorded at $12.2 million. During the three months ended June 30, 2026, the Company recognized a loss of $8.1 million related to the decrease in the fair value of the purchased put option. $4.1 million was allocated to preferred stock and additional paid-in capital in connection with the sale of Units during the three months ended June 30, 2026. As of June 30, the remaining fair value of the purchased put option was zero. The purchased put option was valued using a discounted cash flow methodology that incorporated estimates of the fair values of the associated Series D preferred stock and warrants, with the warrant valuation determined using a Monte Carlo simulation and Black-Scholes option pricing model. Significant unobservable inputs included expected stock price volatility, expected draw dates, expected holding period, risk-free interest rates, and a credit spread used to value the preferred stock.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 22

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

	June 30, 2026	December 31, 2025
	(in thousands)
ASSETS
Cash	$6,637	$4,776
Clinic fees, insurance and other receivables	608	785
Prepaid expenses and other current assets	11	487
Property and equipment, net	40	32
Intangible assets, net	605	660
Other long-term assets	1,414	1,433
TOTAL ASSETS	$9,315	$8,173
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$344	$394
Accrued expenses and other current liabilities	365	241
Accrued payroll	640	887
Claims payable	4,316	4,199
Other long-term liabilities	901	922
Due to consolidated entities of P3	47,525	46,774
TOTAL LIABILITIES	54,091	53,417
MEMBERS’ DEFICIT	(44,776)	(45,244)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$9,315	$8,173

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$5,916	$5,395	$12,473	$13,554
Expense	6,354	4,525	11,799	12,679
Net income	$(438)	$870	$674	$875
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 23

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
The following tables provide a summary of the assets, liabilities, and operating performance of the MSO and CPC ACO:

June 30, 2026
(in thousands)
ASSETS
Cash	$272
Clinic fees, insurance and other receivables	13
Health plan receivable	13,585
Prepaid expenses and other current assets	169
Intangible assets, net	958
Goodwill	4,990
Due from consolidated entities of P3	$1,039
TOTAL ASSETS	$21,026
LIABILITIES AND MEMBERS’ EQUITY
Accounts payable	$59
Accrued expenses and other current liabilities	14,969
Claims payable	6,132
TOTAL LIABILITIES	21,160
MEMBERS’ DEFICIT	(134)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$21,026

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
	(in thousands)
Revenue	$80,300	$187,563
Expense	83,234	188,696
Net income	$(2,934)	$(1,133)
Note 14: Related Parties
CPF, a principal equity holder of the Company, has equity investments in Allymar Health Solutions ("Allymar"), Anderson Family LLC (“Anderson”), and Atrio Health Plans (“Atrio”). Additionally, CPF manages the entities that own the Company’s preferred stock that was issued in exchange for the extinguishment of the VGS 1 through VGS 5 unsecured promissory notes.
Allymar Health Solutions
The Company has a master services agreement in place with Allymar whereby Allymar provides support services and tools for the Company and its contracted providers in arranging for or delivering services to its members. The Company recorded Allymar service expenses of $7.6 million and $10.6 million for the three and six months ended June 30, 2026 and $0.7 million and $1.4 million for the three and six months ended June 30, 2025, respectively, which are included in corporate, general and administrative expense in the condensed consolidated statements of operations. The Company
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 24

recorded accrued expenses of $13.4 million and $9.3 million as of June 30, 2026 and December 31, 2025, respectively. There were no accounts payable as of June 30, 2026 and December 31, 2025.
Anderson Family LLC

The Company has a master services agreement in place with Anderson whereby Anderson provides end-of-life care data analysis and related services for the Company. The Company recorded service expenses of $0.0 million and $0.1 million for the three and six months ended June 30, 2026, respectively, which are included in corporate, general and administrative expense in the condensed consolidated statements of operations. There were no service expenses for the same periods in 2025. The Company recorded accounts payable of $0.0 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Capitated revenue	$88,487	$76,862	$185,808	$152,242
Other revenue	$1,014	$1,355	$2,706	$2,697
Medical expense(1)	$65,360	$87,785	$142,913	$184,953
Interest expense(2)	$676	$479	$1,413	$937
(1) Medical expense for the three months and six months ended June 30, 2026 included reductions of $25.0 million and $38.5 million, respectively, and related net amounts due to Atrio, for relief of prior period medical claims expense.
(2) Interest expense accrues on claims in transit, where Atrio has paid claims on behalf of the Company and has not been reimbursed. Interest accrues at the daily Secured Overnight Financing Rate published by Federal Reserve Bank.

	June 30, 2026	December 31, 2025
	(in thousands)
Health plan receivable	$32,974	$12,693
Accrued expenses and other current liabilities	$4,144	$2,731
Health plan settlements payable	$2,142	$2,409
Claims payable	$132,332	$178,141
VGS Promissory Notes and Warrants
The following tables summarize the Company’s transactions related to the VGS 1, VGS 2, VGS 3, VGS 4 and VGS 5 promissory notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense, net	$2,760	$6,764	$13,645	$11,657

	June 30,	December 31,
	2026	2025
	(in thousands)
Long-term debt, net	$—	$156,722
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 25

On April 27, 2026, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with various affiliates of CPF, the largest stockholder and debtholder, directly or through affiliates, of the Company (such affiliates, the “Holders”). Refer to Note 8 "Debt" for further disclosure regarding the Exchange Agreement.
Preferred Stock and Warrants

Affiliates of CPF own all of the Company’s outstanding preferred stock, which is summarized in Note 12 “Preferred Stock and Stockholders' Equity”. In connection with the issuances of Series D Preferred Stock, the Company issued equity-classified warrants to purchase a total of 2.5 million shares of Class A common stock during the six months ended June 30, 2026. Such warrants had a fair value of $14.3 million and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets.
Note 15: Income Taxes

The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants. The Company's effective tax rate for the three and six months ended June 30, 2026 was different than the U.S. federal statutory tax rate primarily due to the change in the valuation allowance.
During the six months ended June 30, 2026, the Company’s tax rate was also impacted by the release of $6.4 million of uncertain tax positions primarily related to the reassessment of open state tax positions and changes in the Company's interpretation of recently enacted state tax law. The release of these reserves, which occurred during the three months ended March 31, 2026, reduced income tax expense for the year-to-date period. The Company maintains its estimates for remaining exposures and believes its remaining reserves to be adequate. In addition to the uncertain tax position release, the Company released $2.4 million of accrued interest and penalties related to those positions.
Note 16: Subsequent Events
On July 1, 2026, the Company sold $16 million of Units pursuant to the Purchase Agreement described in Note 12 “Preferred Stock and Stockholders' Equity”, representing 174,400 shares of Series D Preferred Stock and warrants to purchase 770,416 shares of Class A Common Stock at an exercise price of $10.80 per share.

P3 Health Partners Inc. | Q2 2026 Form 10-Q | 26

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
We operate in the $1,118 billion Medicare market, which covers more than 70 million eligible lives as of July 2026. Our core focus is the Medicare Advantage (“MA”) market, which covers approximately 36 million Medicare eligible lives as of July 2026. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,100 physicians, in 26 markets (counties) across five states in over nine full years of operations as of June 30, 2026. As of June 30, 2026, our PCP network served approximately 104,400 at-risk members.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 27

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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 28

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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 88% of our total operating expense for the six months ended June 30, 2026. We manage our medical costs by improving our members’ access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 29

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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 30

The following table sets forth a reconciliation of our net income (loss), the most directly comparable GAAP metric, to Adjusted EBITDA (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$15,651	$(43,665)	$18,691	$(87,911)
Interest expense, net	7,862	10,145	24,628	18,870
Depreciation and amortization	21,044	21,083	42,118	42,135
Income tax provision (benefit)	1,265	1,981	(9,732)	3,054
Mark-to-market of stock warrants and purchased put option	16,366	(2,002)	16,036	(5,324)
Premium deficiency reserve	(8,659)	(5,967)	(13,374)	(12,929)
Equity-based compensation	866	1,463	1,917	3,271
Other(1)	50	(148)	(80)	(466)
Adjusted EBITDA (loss)	$54,445	$(17,110)	$80,204	$(39,300)
_____________________________________________
(1)Other during the three and six months ended June 30, 2026 consisted of interest income partially offset by valuation allowance on our notes receivable. Other during the three and six months ended June 30, 2025 consisted of interest income partially offset by severance expense in connection with reorganization of workforce.
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
The following table presents our medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Capitated revenue	$366,398	$351,724	$745,897	$721,241
Less: medical claims expense	(268,595)	(321,109)	(574,437)	(673,426)
Medical margin	$97,803	$30,615	$171,460	$47,815
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 31

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$86,004	$4,438	$136,370	$5,620
Other revenue	(19,983)	(4,064)	(26,874)	(7,772)
Other medical expense	31,782	30,241	61,964	49,967
Medical margin	$97,803	$30,615	$171,460	$47,815
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
The following table presents our gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Total operating revenue	$386,381	$355,788	$772,771	$729,013
Less: medical claims expense	(268,595)	(321,109)	(574,437)	(673,426)
Less: other medical expense	(31,782)	(30,241)	(61,964)	(49,967)
Gross profit	$86,004	$4,438	$136,370	$5,620
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 104,800 and 115,900 average at-risk members for the three months ended June 30, 2026 and 2025, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,100 and 2,800 primary care physicians as of June 30, 2026 and 2025, respectively.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 32

The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Platform support costs	$26,968	$18,034	$47,717	$37,055
% of total operating revenue	7.0%	5.1%	6.2%	5.1%
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
Other revenue. Other revenue includes encounter-related fees to treat patients outside of our at-risk arrangements at Company-owned or affiliated clinics. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our directly employed or affiliated medical groups. Other revenue also includes incentive‑sharing arrangements related to Part D program incentive initiatives under which a third‑party administrator facilitates the collection and distribution of incentive proceeds, and the Company receives a portion of those proceeds based on covered utilization activity.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 33

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
Mark-to-market of stock warrants and purchased put option. Mark-to-market of stock warrants consists of the change in the fair value on the revaluation of warrant liabilities associated with our public and private placement Class A common stock warrants. Mark-to-market of purchased put option consists of the change in the fair value on the revaluation of unissued Units consisting of (i) shares of the Company’s Series D Preferred Stock, and (ii) warrants to purchase Class A Common Stock, pursuant to the Purchase Agreement described in Note 12 “Preferred Stock and Stockholders' Equity”.
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
Non-controlling Interests
We consolidate the financial results of P3 LLC and report a redeemable non-controlling interest on our condensed consolidated statements of operations, representing the portion of net income or loss attributable to the non-controlling interests. The weighted average ownership percentages during the period are used to calculate the net income or loss attributable to P3 Health Partners Inc. and the non-controlling interests.
Additionally, starting January 1, 2026, we consolidate the financial results of CPC ACO and report a non-controlling interest on our condensed consolidation statements of operations, representing the 20% of net income attributable to the non-controlling interest.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 34

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended June 30, 2026	% of Revenue	Three Months Ended June 30, 2025	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$366,398	95%	$351,724	99%
Other revenue	19,983	5	4,064	1
Total operating revenue	386,381	100	355,788	100
Operating expense:
Medical expense	300,377	78	351,350	99
Premium deficiency reserve	(8,659)	(2)	(5,967)	(2)
Corporate, general and administrative expense	32,393	8	23,446	7
Depreciation and amortization	21,044	5	21,083	6
Total operating expense	345,155	89	389,912	110
Operating income (loss)	41,226	11	(34,124)	(10)
Other (expense) income:
Interest expense, net	(7,862)	(2)	(10,145)	(3)
Mark-to-market of stock warrants and purchased put option	(16,366)	(4)	2,002	1
Other	(82)	—	583	—
Total other expense	(24,310)	(6)	(7,560)	(2)
Income (loss) before income taxes	16,916	5	(41,684)	(12)
Income tax benefit (provision)	(1,265)	(1)	(1,981)	(1)
Net income (loss)	15,651	4	(43,665)	(13)
Net income (loss) attributable to non-controlling interests	8,207	2	(23,303)	(7)
Net income (loss) attributable to controlling interest	$7,444	2%	$(20,362)	(6)%
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 35

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Six Months Ended June 30, 2026	% of Revenue	Six Months Ended June 30, 2025	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$745,897	97%	$721,241	99%
Other revenue	26,874	3	7,772	1
Total operating revenue	772,771	100	729,013	100
Operating expense:
Medical expense	636,401	82	723,393	99
Premium deficiency reserve	(13,374)	(2)	(12,929)	(2)
Corporate, general and administrative expense	58,163	8	48,626	7
Depreciation and amortization	42,118	6	42,135	6
Total operating expense	723,308	94	801,225	110
Operating income (loss)	49,463	6	(72,212)	(10)
Other (expense) income:
Interest expense, net	(24,628)	(3)	(18,870)	(3)
Mark-to-market of stock warrants and purchased put option	(16,036)	(2)	5,324	1
Other	160	—	901	—
Total other expense	(40,504)	(5)	(12,645)	(2)
Loss before income taxes	8,959	1	(84,857)	(12)
Income tax (provision) benefit	9,732	1	(3,054)	—
Net income (loss)	18,691	2	(87,911)	(12)
Net income (loss) attributable to redeemable non-controlling interest	10,024	1	(47,069)	(6)
Net income (loss) attributable to controlling interest	$8,667	1%	$(40,842)	(6)%
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Capitated revenue	$366,398	$351,724	$14,674	4%
Other revenue	19,983	4,064	15,919	392%
Total operating revenue	$386,381	$355,788	$30,593	9%
This increase in capitated revenue was primarily driven by an increase in the average rate resulting from ongoing strategic contractual restructuring, as well as from rate progression and burden of illness performance. The increase was partially offset by an 10% decrease in the average number of at-risk members from 115,900 for the three months ended June 30, 2025 to 104,800 for the three months ended June 30, 2026, resulting from previously disclosed intentional network and payer rationalization. Capitated revenue was approximately 95% and 99% of total operating revenue for the three months ended June 30, 2026 and 2025, respectively.
Other revenue was approximately 5% of total operating revenue for the three months ended June 30, 2026 and approximately 1% of total operating revenue for the three months ended June 30, 2025. The increase was attributable to
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 36

management fees for new delegated service contracts and an increase in revenue from incentive‑sharing arrangements related to Part D program incentive initiatives.
Medical Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Medical expense	$300,377	$351,350	$(50,973)	(15)%
The decrease in medical expense was driven primarily by a decrease in the total number of at-risk members year-over-year as well as favorable reserve development and claims true-up activity. Additionally, medical expense for the three months ended June 30, 2026 included a $36.2 million reduction of prior period medical claims expense.
Premium Deficiency Reserve

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(8,659)	$(5,967)	$(2,692)	45%
The change in premium deficiency reserve was due to management’s assessment of the profitability of contracts, wherein maturation of our overall contractual arrangements is expected to reduce our future losses.
Corporate, General and Administrative Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$32,393	$23,446	$8,947	38%
The increase in corporate, general and administrative expense was primarily driven by an increase in consulting expenses, as well as an increase in accrued performance bonuses.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other (expense) income:
Interest expense, net	$(7,862)	$(10,145)	$2,283	(23)%
Mark-to-market of stock warrants and purchased put option	(16,366)	2,002	$(18,368)	(917)%
Other	(82)	583	$(665)	(114)%
Total other expense	$(24,310)	$(7,560)	$(16,750)	222%
The decrease in interest expense, net was primarily due to the conversion of certain of the Company’s unsecured promissory notes to preferred stock that was effected on April 27, 2026. Refer to Note 8 "Debt" for further discussion of the related Exchange Agreement.
The Company recorded a loss of $8.3 million related to its liability-classified stock warrants during the three months ended June 30, 2026, compared to a gain of $2.0 million for three months ended June 30, 2025. The Company recorded a loss of $8.1 million related to its purchased put option during the three months ended June 30, 2026, compared to no activity for three months ended June 30, 2025.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 37

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Capitated revenue	$745,897	$721,241	$24,656	3%
Other revenue	26,874	7,772	19,102	246%
Total operating revenue	$772,771	$729,013	$43,758	6%
The increase in capitated revenue was primarily driven by an increase in the average rate resulting from ongoing strategic contractual restructuring, as well as from rate progression and burden of illness performance. The increase was partially offset by a 10% decrease in the average number of at-risk members of 105,500 for the six months ended June 30, 2026 compared to 116,800 for the six months ended June 30, 2025, which was primarily due to the strategic termination of underperforming payor contracts and affiliate providers in the current year. Capitated revenue was approximately 97% and 99% of total operating revenue for the six months ended June 30, 2026 and 2025, respectively.
Other revenue was approximately 3% and 1% of total operating revenue for the six months ended June 30, 2026 and 2025, respectively. The increase was attributable to management fees for new delegated service contracts and an increase in revenue from incentive‑sharing arrangements related to Part D program incentive initiatives.
Medical Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Medical expense	$636,401	$723,393	$(86,992)	(12)%
The decrease in medical expense was driven by a decrease in the total number of at-risk members year-over-year as well as favorable reserve development and claims true-up activity. Additionally, medical expense for the six months ended June 30, 2026 included a $56.0 million reduction of prior period medical claims expense.
Premium Deficiency Reserve

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(13,374)	$(12,929)	$(445)	3%
The change in premium deficiency reserve was due to management’s assessment of the profitability of contracts, wherein maturation of our overall contractual arrangements are expected to reduce our future losses.
Corporate, General and Administrative Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$58,163	$48,626	$9,537	20%
The increase in corporate, general and administrative expense was primarily driven by an increase in consulting expenses, as well as an increase in accrued performance bonuses. The increase was partially offset by the reversal of $2.0 million of expense related to certain indirect tax returns for which the Company filed amended returns during the period.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 38

Other Income (Expense)

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other (expense) income:
Interest expense, net	$(24,628)	$(18,870)	$(5,758)	31%
Mark-to-market of stock warrants and purchased put option	(16,036)	5,324	$(21,360)	(401)%
Other	160	901	$(741)	(82)%
Total other expense	$(40,504)	$(12,645)	$(27,859)	220%
The increase in interest expense, net was due to the increase in principal amounts outstanding for the Company’s unsecured promissory notes prior to the conversion of certain of the Company’s unsecured promissory notes to preferred stock that was effected on April 27, 2026. Refer to Note 8 "Debt" for further discussion of the related Exchange Agreement.
The Company recorded a loss of $7.9 million related to its liability-classified stock warrants during the six months ended June 30, 2026, compared to a gain of $5.3 million for six months ended June 30, 2025. The Company recorded a loss of $8.1 million related to its purchased put option during the six months ended June 30, 2026, compared to no activity for six months ended June 30, 2025.
Income Tax Benefit (Provision)

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Income tax benefit (provision)	$9,732	$(3,054)	$12,786	419%
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
Cash Sources
To date, we have financed our operations principally through the cash we obtained upon the consummation of a series of business combinations in December 2021 with Foresight Acquisition Corp. (the “Business Combinations”), private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of June 30, 2026, we had $21.3 million of unrestricted cash available to fund future operations.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 39

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
On April 27, 2026, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with various affiliates of Chicago Pacific Founders (“CPF”), the largest stockholder and debtholder, directly or through affiliates (such affiliates, the “Holders”). Pursuant to the Exchange Agreement, approximately $252.5 million, representing the full outstanding balances of the Company’s VGS 1 through VGS 5 unsecured promissory notes, including principal, accrued interest, and back-end fees (collectively, the “Debt”), was exchanged for preferred stock that is not convertible, does not have voting or preemptive rights, is not registered or listed, and has a stated value of $100 per share. The Company may redeem the preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $100.00 per share, plus any accumulated and unpaid dividends.

The Debt was converted into several series of preferred stock having identical terms, other than the dividend rate, with dividends payable only when, as and if declared by the Company’s board of directors or on the occurrence of certain specified liquidity events. At the sole election of the Company, such dividends may be paid in cash legally available for the payment of dividends or in-kind in the form of the issuance of additional shares of preferred stock. Debt exchanges included $49.8 million of the Debt for 0.5 million shares of Series A 13.5% Cumulative Preferred Stock; $39.6 million of the Debt for 0.4 million shares of Series B 17.5% Cumulative Preferred Stock; and $163.1 million of the Debt for 1.6 million shares of Series C 19.5% Cumulative Preferred Stock.
As of June 30, 2026, we were in compliance with the covenants under our Term Loan Facility; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lender under the Term Loan Facility or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future.
Series D Preferred Stock Issuance
On April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of CPF, pursuant to which the Company agreed to issue up to $70.0 million of units (the “Units”) in multiple tranches. The Units consist of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock (the “Series D Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock per $1.0 million of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven years from the date of issuance. The Company sold $10.0 million of Units in the initial closing of the Purchase Agreement, $20.0 million of Units on April 30, 2026, and $21.3 million of Units on May 28, 2026. As of June 30, 2026, $18.7 million of Units remained available for issuance under the Purchase Agreement. On July 1, 2026, the Company sold an additional $16 million of Units. The Series D Preferred Stock has terms that are identical to the other series of preferred stock, other than the dividend rate.

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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 40

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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $29.7 million as of June 30, 2026. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of June 30, 2026.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 41

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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(89,381)	$(50,099)
Net cash provided by (used in) investing activities	(251)	50
Net cash provided by financing activities	86,019	45,274
Net change in cash and restricted cash	$(3,613)	$(4,775)
Operating Activities
Net cash used in operating activities was $89.4 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $50.1 million for the six months ended June 30, 2025. Significant changes impacting net cash used in operating activities during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 were decreases in claims payable and health plan settlements payable and an increase in health plan receivables.
Investing Activities
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2026 compared to net cash provided by investing activities of $0.1 million for the six months ended June 30, 2025.
Financing Activities
Net cash provided by financing activities was $86.0 million for the six months ended June 30, 2026, primarily consisting of proceeds from the borrowings on the VGS 5 Promissory Note and issuance of Series D Preferred Stock and related warrants, and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $45.3 million for the six months ended June 30, 2025, consisting of proceeds from the borrowings on the VGS 4 Promissory Note, VGS 5 Promissory Note, and short-term financing agreements for the funding of certain insurance policies.
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
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 42

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 43

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
Civil Investigative Demand
In June 2024, we received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) pursuant to the False Claims Act in the course of the government’s investigation concerning our arrangements with insurance agents and brokers. The CID requests documentation and information relating to the marketing of our broker programs and our arrangements with, and remuneration paid to, MA brokers, agents and agencies, as well as our arrangements with third parties relating to these programs. We are cooperating with the investigation and providing the requested information. No assurance can be given as to the timing or outcome of the government’s investigation. See “— We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.” in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K, and as identified above in the Cautionary Statement Regarding Forward-Looking Statements.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our 2025 Form 10-K. You should carefully consider the risk factors discussed in our 2025 Form 10-K and the risk factor set forth below, which could materially affect our business, financial condition or future results.
We have significant cumulative preferred stock obligations that rank senior to our common stock, which could adversely affect our common stockholders.
On April 27, 2026, we entered into a Debt Exchange Agreement (the “Exchange Agreement”) with various affiliates of Chicago Pacific Founders (“CPF”), our largest stockholder and debtholder. Pursuant to the Exchange Agreement, approximately $252.5 million, representing the full outstanding balances of certain unsecured promissory notes, including principal, accrued interest, and back-end fees (collectively, the “Debt”), was exchanged for preferred stock that is not convertible, does not have voting or preemptive rights, is not registered or listed, and has a stated value of $100 per share (the “Debt Exchange”). We may redeem the preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $100.00 per share, plus any accumulated and unpaid dividends.
The Debt was converted into several series of preferred stock having identical terms, other than the dividend rate, with dividends payable only when, as and if declared by our board of directors or on the occurrence of certain specified liquidity events. At our sole election, such dividends may be paid in cash legally available for the payment of dividends or in-kind in the form of the issuance of additional shares of preferred stock. Debt exchanges included $49.8 million of the Debt for 0.5 million shares of Series A 13.5% Cumulative Preferred Stock; $39.6 million of the Debt for 0.4 million shares of Series B 17.5% Cumulative Preferred Stock; and $163.1 million of the Debt for 1.6 million shares of Series C 19.5% Cumulative Preferred Stock.
Also, on April 27, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of CPF, pursuant to which we agreed to issue up to $70.0 million of units (the “Units”) in multiple tranches. The Units consist of shares of our Series D 19.5% Cumulative Preferred Stock, and warrants to purchase Class A common stock. We sold $10.0 million of Units in the initial closing of the Purchase Agreement, $20.0 million of Units on April 30, 2026, $21.3 million of Units on May 28, 2026 and $16 million of Units on July 1, 2026. The Series D Preferred Stock has terms that are identical to the other series of preferred stock, other than the dividend rate.
All outstanding shares of preferred stock are held by affiliates of CPF. The preferred stock ranks senior to all classes of our common stock with respect to rights to payment of dividends and distribution of assets upon our liquidation, dissolution or winding up. While dividends on the preferred stock are payable only when, as and if declared by our board of directors or upon the occurrence of certain specified liquidity events, the dividends are cumulative and, at our sole
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 44

election, may be paid in-kind through the issuance of additional shares of preferred stock, which themselves would accrue further cumulative dividends at the applicable rate.
These cumulative preferred stock obligations present a number of risks to holders of our Class A common stock:
•Compounding senior obligation. Cumulative dividends accrue at rates of 13.5% to 19.5% per annum on an aggregate stated value of approximately $308.4 million of preferred stock. If we elect to pay dividends in-kind rather than in cash, the outstanding preferred stock balance will increase over time, generating additional cumulative dividend obligations at the applicable rate. This compounding effect will cause the aggregate senior claim on our assets and earnings to grow, whether or not we are profitable.
•Reduction of earnings available to common stockholders. Cumulative preferred stock dividends are deducted from net income in calculating net income (loss) attributable to our Class A common stockholders and earnings per share. For the three months ended June 30, 2026, we deducted $9.6 million in cumulative preferred stock dividends, converting net income of $7.4 million attributable to our controlling interest into a net loss of $2.1 million attributable to Class A common stockholders. As cumulative dividends continue to accrue, this dilutive effect on earnings available to common stockholders will intensify, which could negatively affect the trading price of our Class A common stock.
•Liquidation priority. In any liquidation, dissolution or winding up of the Company, holders of the preferred stock would be entitled to receive $100.00 per share, plus all accumulated and unpaid dividends, before any distribution is made to holders of our Class A or Class V common stock. As cumulative dividends accumulate, the aggregate liquidation preference will increase, potentially leaving little or no residual value for common stockholders in a liquidation scenario.
•Concentration of preferred stock ownership. All outstanding shares of preferred stock are held by affiliates of CPF, which also holds approximately 40% of our outstanding common stock and has rights under a letter agreement to designate an additional independent member of our board of directors, certain information rights, and certain protective provisions. While the preferred stock does not carry voting rights, CPF’s combined economic position across our preferred stock, common stock, and warrants may give CPF interests that diverge from those of our other common stockholders, particularly with respect to decisions involving the declaration of preferred dividends, the redemption of preferred stock, or the pursuit of strategic alternatives.
•Constraints on future capital raising and strategic alternatives. The senior ranking of the preferred stock may make it more difficult for us to raise additional equity capital on favorable terms, as prospective investors in our common stock or new equity securities would be subordinate to the preferred stock’s claims on dividends and liquidation distributions. In addition, the cumulative preferred stock obligations may affect the attractiveness and feasibility of potential strategic alternatives, including mergers, acquisitions, or other business combinations, to the extent that a portion of any transaction value would need to be allocated to satisfy the preferred stock’s liquidation preference and accumulated dividends before common stockholders could participate in the proceeds.
•Interaction with going concern. As described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, substantial doubt exists about our ability to continue as a going concern. The cumulative preferred stock dividend obligation adds a further claim on our limited cash resources and, even if our operations improve, may constrain our ability to deploy cash toward operations, debt service, or distributions to common stockholders.
•Nasdaq listing compliance. The Debt Exchange was undertaken specifically to regain compliance with Nasdaq Listing Rule 5550(b)(1), which requires minimum stockholders’ equity of $2.5 million. Our continued compliance depends on the preferred stock continuing to be classified as permanent equity.
•Warrant dilution. In connection with the Series D Preferred Stock issuances, we issued warrants to purchase shares of Class A common stock and entered into a registration rights agreement facilitating the resale of the underlying shares. Exercise of these warrants would dilute existing Class A common stockholders, and the registration of the underlying shares for resale could create additional selling pressure on our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Debt Exchange. On April 27, 2026, the Company and P3 Health Group, LLC, a wholly owned subsidiary of the Company, entered into a Debt Exchange Agreement (the “Exchange Agreement”) with various affiliates of Chicago Pacific Founders (“CPF”), the Company’s largest stockholder and debtholder. Pursuant to the Exchange Agreement, approximately $252.5 million of outstanding promissory notes, including principal, accrued interest, and back-end fees, was exchanged for newly issued shares of the Company’s non-convertible, non-voting cumulative preferred stock, having a stated value of $100 per share, consisting of (i) 0.5 million shares of Series A 13.5% Cumulative Preferred Stock, (ii) 0.4
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 45

million shares of Series B 17.5% Cumulative Preferred Stock, and (iii) 1.6 million shares of Series C 19.5% Cumulative Preferred Stock.
Series D Private Placement. Also on April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of CPF, pursuant to which the Company agreed to issue, in multiple tranches, up to $70.0 million of units (the “Units”), with each Unit consisting of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock and (ii) warrants to purchase shares of Class A common stock. As of June 30, 2026, the Company had sold $51.3 million of Units under the Purchase Agreement and had $18.7 million of Units remaining available for purchase in future tranches, subject to the satisfaction of applicable closing conditions. On July 1, 2026, the Company sold an additional $16.0 million of Units.
The securities described above were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering. Each acquiror represented that it is an “accredited investor” as defined in Rule 501(a) of Regulation D and that the securities were acquired for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof. Neither the Company nor any person acting on its behalf engaged in any form of general solicitation or general advertising in connection with the issuances.
The foregoing is a summary of these transactions and does not purport to be complete. Additional information regarding the transactions and the terms of the preferred stock is set forth in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026 and May 15, 2026.
Other than as described above, there were no unregistered sales of our equity securities during the quarter ended June 30, 2026, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 46

Item 6. Exhibits.

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	4/17/2025
3.3		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
3.4		Form of Certificate of Designation of Series A, B, C, and D Cumulative Preferred Stock.	8-K	001-40033	3.1	4/28/2026
3.5		Form of Warrant.	8-K	001-40033	10.4	4/28/2026
10.1		Debt Exchange Agreement, dated April 27, 2026, by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.1	4/28/2026
10.2		Series D Purchase Agreement, dated April 27, 2026, by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.2	4/28/2026
10.3		Form of Registration Rights Agreement by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.3	4/28/2026
10.4		Third Amended and Restated Letter Agreement, dated April 27, 2026, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P., Chicago Pacific Founders GP III, L.P., and Chicago Pacific Founders GP IV, L.P.	8-K	001-40033	10.4	5/14/2026
10.5		Second Amendment to Repurchase Promissory Note between P3 Health Group, LLC (f/k/a P3 Health Group Holdings, LLC) and IHC Health Services, Inc., dated June 30, 2026.	8-K	001-40033	10.1	7/6/2026
10.6	*	Second Amended and Restated Limited Liability Company Agreement
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 47

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q2 2026 Form 10-Q | 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2026	P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
Leif Pedersen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)