Form 10-Q
period 2026-09-30
P3 Health Partners Inc.
filed 2026-11-09
CIK 1832511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 3, 2026, the registrant had 4,015,604 shares of Class A common stock, par value $0.0001 and 3,245,673 shares of Class V common stock, par value $0.0001 outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (the “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business and growth strategy, prospective products, research and development costs, future revenue, market opportunity, timing and likelihood of success, plans and objectives of management for future operations, our ability to raise additional capital and continue as a going concern, future results of anticipated products and prospects, our ability to maintain compliance with California regulations related to financial solvency and operational performance, and our ability to maintain compliance with the Nasdaq listing rules, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 1

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
•Our only significant asset is the ownership of a majority of the economic interest in P3 Health Group Holdings, LLC (“P3 LLC”), and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations or to pay any dividends on our Class A common stock, par value $0.0001 per share (the “Class A common stock”).
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 2

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
Unless the context otherwise requires, “we,” “us,” “our,” “P3” and the “Company” refer to P3 Health Partners Inc. and its subsidiaries. “P3 LLC” refers to the surviving entity after the consummation of a series of business combinations in December 2021 with Foresight Acquisition Corp. (the “Business Combinations”), which was renamed P3 Health Group Holdings, LLC.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 3

PART I—FINANCIAL INFORMATION.
Item 1. Financial Statements.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 4

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$43,900	$25,012
Restricted cash	1,902	795
Health plan receivable, net of allowance for credit losses of $1,556 and $281 as of September 30, 2026 and December 31, 2025, respectively	134,384	92,458
Clinic fees, insurance and other receivable	20,102	3,379
Prepaid expenses and other current assets	15,739	11,439
TOTAL CURRENT ASSETS	216,027	133,083
Property and equipment, net	2,145	3,374
Intangible assets, net	431,821	492,423
Other long-term assets	19,726	27,761
TOTAL ASSETS (1)	$669,719	$656,641
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,695	$11,715
Accrued expenses and other current liabilities	40,639	42,820
Accrued payroll	3,470	1,950
Health plan settlements payable	4,119	69,830
Claims payable	221,401	287,790
Premium deficiency reserve	44,792	86,116
Current portion of long-term debt	84,428	45,036
Short-term debt	104	—
TOTAL CURRENT LIABILITIES	406,648	545,257
Operating lease liability, net	9,994	11,475
Warrant liabilities	5,723	2,462
Long-term debt, net	37,331	228,374
Other long-term liabilities	9,308	9,308
TOTAL LIABILITIES (1)	469,004	796,876
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY:
Redeemable non-controlling interest	90,256	14,997
STOCKHOLDERS’ EQUITY (DEFICIT):
Series A 13.5% Cumulative Preferred Stock, $0.0001 par value; 650 shares authorized; 498 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21,186	—
Series B 17.5% Cumulative Preferred Stock, $0.0001 par value; 555 shares authorized; 396 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	18,717	—
Series C 19.5% Cumulative Preferred Stock, $0.0001 par value; 2,335 shares authorized; 1,631 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	81,317	—
Series D 19.5% Cumulative Preferred Stock, $0.0001 par value; 1,100 shares authorized; 761 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	54,748	—
Series D-1 19.5% Cumulative Preferred Stock, $0.0001 par value; 1,100 shares authorized; 140 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9,274
Class A common stock, $0.0001 par value; 800,000 shares authorized; 4,016 and 3,286 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class V common stock, $0.0001 par value; 205,000 shares authorized; 3,245 and 3,919 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	548,885	495,909
Accumulated deficit	(626,853)	(651,141)
Non-controlling interest	3,185	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	110,459	(155,232)
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$669,719	$656,641
(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). As discussed in Note 13 “Variable Interest Entities,” P3 LLC is itself a VIE. P3 LLC represents substantially all the assets and liabilities of the Company. As a result, the language and amounts below refer only to VIEs held at the P3 LLC level. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of P3 LLC’s consolidated VIEs totaling $36.2 million and $8.2 million as of September 30, 2026 and December 31, 2025, respectively, and total liabilities of P3 LLC’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaled $7.9 million and $6.6 million as of September 30, 2026 and December 31, 2025, respectively. These VIE assets and liabilities do not include $50.6 million and $46.8 million of net amounts due to affiliates as of September 30, 2026 and December 31, 2025, respectively, as these are eliminated in consolidation and not presented within the condensed consolidated balance sheets.
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 5

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING REVENUE:
Capitated revenue	$366,291	$341,555	$1,112,188	$1,062,796
Other revenue	30,053	3,698	56,927	11,470
TOTAL OPERATING REVENUE	396,344	345,253	1,169,115	1,074,266
OPERATING EXPENSE:
Medical expense	346,001	369,789	982,402	1,093,182
Premium deficiency reserve	(27,950)	(23,736)	(41,324)	(36,665)
Corporate, general and administrative expense	34,275	22,390	92,438	71,016
Depreciation and amortization	21,038	21,033	63,156	63,168
TOTAL OPERATING EXPENSE	373,364	389,476	1,096,672	1,190,701
OPERATING INCOME (LOSS)	22,980	(44,223)	72,443	(116,435)
OTHER INCOME (EXPENSE):
Interest expense, net	(5,042)	(20,527)	(29,670)	(39,397)
Mark-to-market of stock warrants and purchased put option	7,612	(2,540)	(8,424)	2,784
Other	5,250	(2,160)	5,410	(1,259)
TOTAL OTHER INCOME (EXPENSE)	7,820	(25,227)	(32,684)	(37,872)
INCOME (LOSS) BEFORE INCOME TAXES	30,800	(69,450)	39,759	(154,307)
INCOME TAX BENEFIT (PROVISION)	(23)	(11)	9,709	(3,065)
NET INCOME (LOSS)	30,777	(69,461)	49,468	(157,372)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	15,156	(37,874)	25,180	(84,943)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$15,621	$(31,587)	$24,288	$(72,429)
LESS: CUMULATIVE PREFERRED STOCK DIVIDENDS	15,170	—	24,740	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$451	$(31,587)	$(452)	$(72,429)

NET INCOME (LOSS) PER SHARE (Note 9):
Basic	$0.13	$(9.67)	$(0.13)	$(22.18)
Diluted	$0.07	$(9.67)	$(0.13)	$(22.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
Basic	3,399	3,268	3,541	3,265
Diluted	6,627	3,268	3,541	3,265

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 6

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(in thousands)
(unaudited)

	Redeemable Non-controlling Interest	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series D-1 Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
STOCKHOLDERS’ EQUITY, December 31, 2024	$73,593	—	$—	—	$—	—	$—	—	$—	—	$—	3,257	$—	3,919	$—	$579,129	$(503,193)	$—	$75,936
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	—	—	6	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,808	—	—	1,808
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	8,002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,002)	—	—	(8,002)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,988	—		13,988
Net loss	(23,766)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,480)	—	(20,480)
STOCKHOLDERS’ EQUITY, March 31, 2025	$57,829	—	$—	—	$—	—	$—	—	$—	—	$—	3,263	$—	3,919	$—	$586,923	$(523,673)	$—	$63,250
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	—	—	5	—	—	—		—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,463	—	—	1,463
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	8,193	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,193)	—	—	(8,193)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—		—	—	—	8,301	—	—	8,301
Net loss	(23,303)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,362)	—	(20,362)
STOCKHOLDERS’ EQUITY, June 30, 2025	$42,719	—	$—	—	$—	—	$—	—	$—	—	$—	3,268	$—	3,919	$—	$588,494	$(544,035)	$—	$44,459
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,211	—	—	1,211
Fair value adjustments to redeemable non-controlling interest	27,954	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,954)	—	—	(27,954)
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	4,815	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,815)	—	—	(4,815)
Net loss	(37,874)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,587)	—	(31,587)
STOCKHOLDERS’ EQUITY, September 30, 2025	$37,614	—	$—	—	$—	—	$—	—	$—	—	$—	3,268	$—	3,919	$—	$556,936	$(575,622)	$—	$(18,686)
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 7

	Redeemable Non-controlling Interest	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series D-1 Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
STOCKHOLDERS’ DEFICIT, December 31, 2025	$14,997	—	$—	—	$—	—	$—	—	$—	—	$—	3,286	$—	3,919	$—	$495,909	$(651,141)	$—	$(155,232)
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	—	—	8	—	—	—	—	—	—	—
Reclassification of non-controlling interest upon consolidation	(1,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000	1,000
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,051	—	—	1,051
Fair value adjustments to redeemable non-controlling interest	(33,741)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	33,741	—	—	33,741
Remeasurement adjustment to redeemable non-controlling interest	28,668	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,668)	—	—	(28,668)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,977	—	—	2,977
Net income	1,457	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,223	360	1,583
STOCKHOLDERS’ DEFICIT, March 31, 2026	$10,381	—	$—	—	$—	—	$—	—	$—	—	$—	3,294	$—	3,919	$—	$505,010	$(649,918)	$1,360	$(143,548)
Exchanges of redeemable non-controlling interest for Class A common stock	—	—	—	—	—	—	—	—	—	—	—	570	—	(570)	—	—	—	—	—
Conversion of debt to preferred stock, net of issuance costs	—	498	21,186	396	18,717	1,631	81,317	—	—	—	—	—	—	—	—	73,898	—	—	195,118
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	559	43,218	—	—	—	—	—	—	—	—	—	43,218
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	—	—	46	—	—	—	(4)	—	—	(4)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	866	—	—	866
Fair value adjustments to redeemable non-controlling interest	(85,657)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	85,657	—	—	85,657
Remeasurement adjustment to redeemable non-controlling interest	131,162	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(131,162)	—	—	(131,162)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,961	—	—	15,961
Net income (loss)	8,567	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,444	(360)	7,084
STOCKHOLDERS’ EQUITY, June 30, 2026	$64,453	498	$21,186	396	$18,717	1,631	$81,317	559	$43,218	—	$—	3,910	$—	3,349	$—	$550,226	$(642,474)	$1,000	$73,190
Exchanges of redeemable non-controlling interest for Class A common stock	—	—	—	—	—	—	—	—	—	—	—	104	—	(104)	—	—	—	—	—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	202	11,530	140	9,274	—	—	—	—	—	—	—	20,804
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	—	—	—	—	—	—	—	—	—	—	—	2	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(421)	—	—	(421)
Remeasurement adjustment to redeemable non-controlling interest	12,832	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,832)	—	—	(12,832)
Class A common stock warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,912	—	—	11,912
Net income	12,971	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,621	2,185	17,806
STOCKHOLDERS’ EQUITY, September 30, 2026	$90,256	498	$21,186	396	$18,717	1,631	$81,317	761	$54,748	140	$9,274	4,016	$—	3,245	$—	$548,885	$(626,853)	$3,185	$110,459

See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 8

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,468	$(157,372)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	63,156	63,168
Noncash reduction of prior period medical expense	(56,000)	—
Premium deficiency reserve	(41,324)	(36,665)
Paid in-kind interest expense	16,568	19,813
Mark-to-market adjustment of stock warrants and purchased put option	8,424	(2,784)
Amortization of original issue discount and debt issuance costs	3,450	11,383
Equity-based compensation	1,496	4,482
Provision for bad debts	1,275	—
Deferred income taxes	478	—
Loss on asset sale and disposal	152	340
Changes in operating assets and liabilities:
Health plan receivable	(27,559)	39,242
Clinic fees, insurance, and other receivable	(16,723)	209
Prepaid expenses and other current assets	(1,355)	3,015
Other long-term assets	5,088	(12,274)
Accounts payable, accrued expenses, and other current liabilities	(6,261)	7,786
Accrued payroll	1,520	(1,373)
Health plan settlements payable	(51,449)	(2,085)
Claims payable	(40,293)	(1,425)
Accrued interest	—	(2,034)
Operating lease liability	(177)	1,063
Net cash used in operating activities	(90,066)	(65,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Other, net	(251)	(69)
Net cash used in investing activities	(251)	(69)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	56,461	—
Proceeds from long-term debt, net of original issue discount	27,000	60,000
Proceeds from issuance of warrants	26,781	—
Proceeds from short-term debt	1,044	1,137
Repayment of short-term and long-term debt	(940)	(1,023)
Payment of debt issuance costs	(30)	(174)
Payment of tax withholdings upon settlement of restricted stock unit awards	(4)	—
Net cash provided by financing activities	110,312	59,940
Net change in cash and restricted cash	19,995	(5,640)
Cash and restricted cash, beginning of period	25,807	44,102
Cash and restricted cash, end of period	$45,802	$38,462
Reconciliation of cash and restricted cash:
Cash	$43,900	$37,714
Restricted cash	1,902	748
Total cash and restricted cash	$45,802	$38,462

Supplemental disclosures of non-cash investing and financing information:
Conversion of long-term debt to preferred equity, net of debt issuance costs and original issue discount	$195,118	$—
See accompanying notes to condensed consolidated financial statements.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 9

P3 HEALTH PARTNERS INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P3 Health Partners Inc. | Q3 2026 Form 10-Q | 10

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
Note 2: Going Concern and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced historical losses from inception through December 31, 2025, and has an accumulated deficit of $626.9 million as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, the Company had $43.9 million and $25.0 million, respectively, in unrestricted cash available to fund future operations. The Company has a working capital deficit of $190.6 million, which reflects $84.4 million in long-term debt payable within one year, and a stockholders’ equity of $110.5 million as of September 30, 2026. The Company had negative cash flows from operations of $90.1 million for the nine months ended September 30, 2026. The Company’s capital requirements will depend on many factors, including the pace of the Company’s growth, ability to manage medical costs, the maturity of its members, and its ability to raise capital. The Company continues to explore raising additional capital through a combination of debt financing and equity issuances. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations or refinance its indebtedness, it will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3: Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 11

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
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of periods presented. The condensed consolidated operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 12

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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025. Other than those described within this note, no changes to significant accounting policies have occurred since December 31, 2025.
Revenue Recognition
The Company categorizes revenue based on various factors, such as the nature of contracts, as follows:

Revenue Type	Three Months Ended September 30, 2026	% of Total	Three Months Ended September 30, 2025	% of Total
	(dollars in thousands)
Capitated revenue	$366,291	92.4%	$341,555	98.9%
Other revenue:
Clinical fees & insurance revenue	755	0.2	872	0.3
Care coordination / management fees	10,004	2.5	2,750	0.8
Incentive fees and other revenue	19,294	4.9	76	0.0
Total other revenue	30,053	7.6	3,698	1.1
Total revenue	$396,344	100.0%	$345,253	100.0%

Revenue Type	Nine Months Ended September 30, 2026	% of Total	Nine Months Ended September 30, 2025	% of Total
	(dollars in thousands)
Capitated revenue	$1,112,188	95.1%	$1,062,796	98.9%
Other revenue:
Clinical fees & insurance revenue	1,874	0.2	2,672	0.2
Care coordination / management fees	25,280	2.2	8,112	0.8
Incentive fees and other revenue	29,773	2.5	686	0.1
Total other revenue	56,927	4.9	11,470	1.1
Total revenue	$1,169,115	100.0%	$1,074,266	100.0%
During each of the three months ended September 30, 2026 and 2025, four and five health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 59% and 76% of the Company’s total revenue. During each of the nine months ended September 30, 2026 and 2025, four and five health plan customers, respectively, each accounted for 10% or more of total revenue and collectively comprised 61% and 75% of the Company’s
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 13

total revenue, respectively. Four and four health plan customers each accounted for 10% or more of total health plan receivable as of September 30, 2026 and December 31, 2025, respectively.
The Company earns revenue from incentive‑sharing arrangements related to Part D program incentive initiatives. Under these arrangements, a third‑party administrator facilitates the collection and distribution of incentive proceeds, and the Company receives a portion of those proceeds based on covered utilization activity. The Company’s share of incentive proceeds represents consideration for its participation in these programs and is recognized as revenue. Previously, the Company was unable to estimate any amounts expected to be realized and collected under this agreement and as a result did not recognize revenue until cash was received due to the lack of historical experience and data. Based on the additional data now available, the Company has developed a revenue estimation model that uses historical payment experience and membership data to estimate ultimate consideration for completed utilization periods for which the Company has satisfied its performance obligations. As a result of the change in estimate, the Company recognized an incremental $12.7 million in revenue for the three months and nine months ended September 30, 2026.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 14

removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is evaluating the effect ASU 2023-06 will have on its consolidated financial statements and related disclosures.
Note 5: Fair Value Measurements and Hierarchy
Information about the Company’s financial liabilities measured at fair value on a recurring basis is presented below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Warrant liability as of September 30, 2026	$80	$—	$5,643	$5,723
Warrant liability as of December 31, 2025	$106	$—	$2,356	$2,462
The key Level 3 weighted average inputs into the option pricing model related to the private placement warrants to purchase Class A common stock were as follows:

	September 30, 2026	December 31, 2025
Volatility	111.2%	102.1%
Risk-free interest rate	5.0%	3.7%
Exercise price	$25.59	$25.74
Expected term	4.6 years	5.3 years
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
The following table sets forth a summary of changes in the fair value of the Company’s private placement warrants to purchase Class A common stock, which are considered to be Level 3 fair value measurements:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Beginning balance	$2,356	$10,185
Mark-to-market adjustment of stock warrants	3,287	(2,756)
Ending balance	$5,643	$7,429
The Company recorded a gain of $4.7 million and a loss of $2.5 million from changes in the fair value of stock warrants for the three months ended September 30, 2026 and 2025, respectively. The Company recorded a loss of $3.3 million and a gain of $2.8 million from changes in the fair value of stock warrants for the nine months ended September 30, 2026 and 2025, respectively.
The book value of cash; clinic fees, insurance receivables, and other receivables; accounts payable; and accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments. The book value of long-term debt approximates fair value, which was calculated using Level 2 inputs, as of September 30, 2026.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 15

Purchased Put Options

As discussed in Note 12: Preferred Stock and Stockholders' Equity, the undrawn portions of the Series D and Series D-1 Purchase Agreements each represent a purchased put option that provides the Company with the right, but not the obligation, to require the purchaser to purchase additional Series D Units and Series D-1 Units, respectively, at predetermined terms during the commitment period. The Company determined that each purchased put option is a freestanding financial instrument that is not within the scope of ASC 480 and does not qualify for equity classification under ASC 815-40 because it is not indexed to the Company’s own stock. Accordingly, each purchased put option is recognized as an asset classified within prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, and remeasured at fair value upon issuance and at each reporting date, with changes in fair value recognized in earnings. The key valuation inputs include the contractual purchase price of the remaining Units, the fair value of the remaining underlying preferred stock, the fair value of the associated warrants, contractual exercise conditions, and expected timing of future closings.

The Series D purchased put option was initially recorded at $12.2 million. During the three months ended September 30, 2026, the Company did not recognize a gain or loss related to the change in fair value of the Series D purchased put option. The initial fair value of the Series D-1 purchased put option was zero. During the three and nine months ended September 30, 2026, the Company recognized a gain of $2.9 million related to the increase in fair value of the Series D-1 purchased put option. As of September 30, 2026, the fair value of the Series D-1 purchased put option was $2.9 million. For additional information regarding the Series D and Series D-1 Purchase Agreements and the related purchased put options, refer to Note 12: Preferred Stock and Stockholders' Equity. The fair value is categorized within Level 3 of the fair value hierarchy, as it was estimated using an option pricing model that relies on significant unobservable inputs, including volatility of 103%, a risk-free interest rate of 4.17%, and an expected term of approximately 7 years.
Note 6: Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite lived intangible assets:
Medical licenses	$700	$—	$700	$700	$—	$700
Definite lived intangible assets:
Customer relationships	672,639	(323,373)	349,266	671,819	(273,361)	398,458
Trademarks	148,635	(71,958)	76,677	148,635	(61,005)	87,630
Payor contracts	4,700	(2,233)	2,467	4,700	(1,880)	2,820
Provider network	5,064	(2,353)	2,711	4,734	(1,919)	2,815
Total	$831,738	$(399,917)	$431,821	$830,588	$(338,165)	$492,423
Amortization of intangible assets was $20.6 million and $20.5 million during the three months ended September 30, 2026 and 2025, respectively and $61.8 million and $61.4 million during the nine months ended September 30, 2026 and 2025, respectively.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 16

Note 7: Claims Payable
Activity in the liability for claims payable was as follows:

	Nine Months Ended September 30,
	2026	2025
Claims unpaid, beginning of period	$287,790	$255,089
Incurred, related to:
Current period	913,605	936,850
Prior period(s)	(78,103)	12,214
Total incurred	835,502	949,064
Paid, related to:
Current period	765,177	716,131
Prior period(s)	136,714	234,358
Total paid	901,891	950,489
Claims unpaid, end of period	$221,401	$253,664
Note 8: Debt
Long-term Debt
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Repurchase promissory note, interest paid at 14.0%, due September 2028	$37,331	$34,189
Term loan facility, interest paid at 15.0%, due September 2027	84,619	82,885
VGS 1 promissory note, interest paid at 13.5%, due June 2028	—	49,374
VGS 2 promissory note, interest paid at 17.5%, due September 2027	—	38,667
VGS 3 promissory note, interest paid at 19.5%, due June 2028	—	35,435
VGS 4 promissory note, interest paid at 19.5%, due August 2028	—	41,110
VGS 5 promissory note, interest paid at 19.5%, due August 2028	—	55,070
Long-term debt, gross	121,950	336,730
Less: unamortized debt issuance costs and original issue discount	(191)	(63,320)
	121,759	273,410
Less: current portion of long-term debt	(84,428)	(45,036)
Long-term debt, net	$37,331	$228,374
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 17

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

Because the Debt was exchanged with related parties that are affiliates of the Company's largest stockholder, the transaction was accounted for as a capital transaction. Accordingly, the excess of the carrying amount of the Debt exchanged over the fair value of the preferred stock issued of approximately $73.9 million was recognized as a capital contribution and recorded within additional paid-in capital. The exchange resulted in a noncash financing activity and is reflected in the condensed consolidated statements of stockholders' equity and the supplemental noncash financing disclosures.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 18

Note 9: Net Income (Loss) per Share
The following table provides the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator–basic:
Net income (loss) attributable to controlling interest	$15,621	$(31,587)	$24,288	$(72,429)
Less: Cumulative preferred dividends	(15,170)	—	(24,740)	—
Net loss attributable to Class A common stockholders–basic	$451	$(31,587)	$(452)	$(72,429)
Numerator–diluted:
Net loss attributable to Class A common stockholders–basic	$451	$(31,587)	$(452)	$(72,429)
Effect of dilutive securities:
Net income (loss) attributable to Class V common stockholders	—	—	—	—
Liability-classified warrants	—	—	—	—
Net loss attributable to Class A common stockholders–diluted	$451	$(31,587)	$(452)	$(72,429)
Denominator–basic:
Weighted average Class A common shares outstanding–basic	3,399	3,268	3,541	3,265
Net loss per share attributable to Class A common stockholders–basic	$0.13	$(9.67)	$(0.13)	$(22.18)
Denominator–diluted:
Weighted average Class A common shares outstanding–basic	3,399	3,268	3,541	3,265
Weighted average effect of dilutive securities:
Equity-classified warrants	3,084	—	—	—
Non-Qualified stock options	100	—	—	—
Restricted stock units	44	—	—	—
Class V common stock	—	—	—	—
Weighted average shares outstanding–diluted	6,627	3,268	3,541	3,265
Net loss per share attributable to Class A common stockholders–diluted	$0.07	$(9.67)	$(0.13)	$(22.18)
Shares of Class V common stock do not share in the earnings or losses of P3 and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share for Class V common stock under the two-class method is not required. The following table presents potentially dilutive securities excluded from the
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 19

computation of diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock warrants (1)	10,654	7,789	10,654	7,789
Stock options (1)	527	440	527	440
Restricted stock units (1)	78	156	78	156
Shares of Class V common stock (2)	3,246	3,919	3,246	3,919
Total	14,505	12,304	14,505	12,304
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
The ownership of the Common Units is summarized as follows:

	September 30, 2026		December 31, 2025
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
P3 Health Partners Inc.’s ownership of Common Units	4,016	55.3%	3,286	45.6%
Non-controlling interest holders’ ownership of Common Units	3,245	44.7	3,919	54.4
Total Common Units	7,261	100.0%	7,205	100.0%
During the nine months ended September 30, 2026, the Company issued an aggregate of 673,451 shares of Class A common stock to P3 LLC members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class V common stock. Such retired shares of Class V common stock may not be reissued. The redemptions occurred pursuant to the terms of the P3 LLC Amended and Restated Limited Liability Company Agreement. There were no exchanges or redemptions of Class V common stock during the nine months ended September 30, 2025.
As of September 30, 2026, there was no cumulative fair value adjustment to redeemable non-controlling interest recorded as the fair value of redeemable non-controlling interest was equal to the carrying value (i.e., based on the five-day volume-weighted average price of a share of Class A common stock). As of December 31, 2025, there was a $119.4 million cumulative fair value adjustment recorded as the carrying value of the redeemable non-controlling interest was less than the fair value of redeemable non-controlling interest.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 20

Note 11: Segment Reporting
The Company’s operations are organized under one reportable segment. The following tables present information about the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating revenue	$396,344	$345,253	$1,169,115	$1,074,266
Less:
Medical claims expense	(322,357)	(337,143)	(896,794)	(1,010,569)
Other medical expense(1)	(23,644)	(32,646)	(85,608)	(82,613)
Depreciation and amortization	(21,038)	(21,033)	(63,156)	(63,168)
Other segment items(2)	6,251	(3,810)	(54,664)	(34,063)
Interest expense	(5,042)	(20,527)	(29,670)	(39,397)
Interest income	286	456	536	1,237
Income (loss) before income taxes	30,800	(69,450)	39,759	(154,307)
Income tax (provision) benefit	(23)	(11)	9,709	(3,065)
Net income (loss)	$30,777	$(69,461)	$49,468	$(157,372)

	September 30, 2026	December 31, 2025
	(in thousands)
Segment assets	$134,384	$92,458
Other assets(3)	535,335	564,183
Total assets	$669,719	$656,641
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
Note 12: Preferred Stock and Stockholders' Equity
Preferred Stock
The Company is authorized to issue up to ten million shares of preferred stock, par value $0.0001 per share, in one or more series. The series of preferred stock described below are on parity with each other, and rank, with respect to rights to payment of dividends and distribution of assets in connection with the Company’s liquidation, dissolution or winding up, senior to all classes or series of the Company’s Common Stock and to all other equity securities issued by the Company.
The following table below presents details on preferred stock by series (in thousands, except per share amounts):

Series	Shares Authorized	Shares Issued and Outstanding	Par Value	Stated Value per Share	Dividend Rate per Annum	Cumulative Undeclared Dividends

A	650	498	$0.0001	$100.00	13.5%	$2,875
B	555	396	$0.0001	$100.00	17.5%	$2,961
C	2,335	1,631	$0.0001	$100.00	19.5%	$13,609
D	1,100	761	$0.0001	$100.00	19.5%	$5,128
D-1	1,100	140	$0.0001	$100.00	19.5%	$167
Each series of the Company’s preferred stock is not convertible, does not have voting or preemptive rights, and is not registered or listed. The Company may redeem the preferred stock, in whole or in part, at any time or from time to time,
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 21

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
Securities Purchase Agreement - Series D Preferred Stock
On April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”) with affiliates of CPF pursuant to which the Company agreed to issue up to $70 million of units (the “Series D Units”) in multiple tranches. The Series D Units consist of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock (the “Series D Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock of the Company per $1,000,000 of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven (7) years from the date of issuance. The Company sold $51.3 million of Series D Units during the three months ended June 30, 2026, and the remaining $18.7 million of Series D Units during the three months ended September 30, 2026. The Company issued equity-classified warrants to purchase 0.9 million shares of Class A common stock at a weighted average exercise price of $10.73 per share in connection with the Series D Purchase Agreement during the nine months ended September 30, 2026. Such warrants had a fair value of $21.5 million during the nine months ended September 30, 2026, and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets. As of September 30, 2026, there were no units available for issuance under the Series D Purchase Agreement.
The undrawn portion of the Series D Purchase Agreement represented a purchased put option that provided the Company with the right, but not the obligation, to require the purchaser to purchase additional Series D Units at predetermined terms during the commitment period. The Company determined that the purchased put option is a freestanding financial instrument that is not within the scope of ASC 480 and did not qualify for equity classification under ASC 815-40 because it is not indexed to the Company's own stock. Accordingly, the purchased put option was recognized as an asset and subsequently remeasured at fair value at each issuance and reporting date, with changes in fair value recognized in earnings. The purchased put option was initially recorded at $12.2 million. During the three months ended September 30, 2026, the Company did not recognize a gain or loss related to the fair value of the purchased put option. During the nine months ended September 30, 2026, the Company recognized a loss of $8.1 million related to the decrease in the fair value of the purchased put option, which occurred during the three months ended June 30, 2026. The company did not allocate to preferred stock or additional paid-in capital in connection with the sale of Series D Units during the three months ended September 30, 2026. As of June 30 and September 30, 2026, the remaining fair value of the purchased put option was zero. The purchased put option was valued using a discounted cash flow methodology that incorporated estimates of the fair values of the associated Series D preferred stock and warrants, with the warrant valuation determined using a Monte Carlo simulation and Black-Scholes option pricing model. Significant unobservable inputs included expected stock price volatility, expected draw dates, expected holding period, risk-free interest rates, and a credit spread used to value the preferred stock.
In connection with the Series D Purchase Agreement, the Company entered into a third amended and restated letter agreement (the “Third Amended and Restated Letter Agreement”) with Chicago Pacific Founders GP, L.P., a Delaware limited partnership (“CPF GP I”), Chicago Pacific Founders GP III, L.P., a Delaware limited partnership (“CPF GP III”), and Chicago Pacific Founders GP IV, L.P., a Delaware limited partnership (“CPF GP IV”) (on behalf of the funds of which CPF GP I is the general partner, certain funds of which CPF GP III is the general partner, certain funds of which CPF GP IV is the general partner and/or certain of their affiliated entities and funds (collectively, the “CPF Parties”)). Pursuant to the Third Amended and Restated Letter Agreement, (i) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to designate one additional independent member of the Company’s board of directors, who must be independent and satisfy all applicable requirements regarding service as a director of the Company under applicable law and SEC and stock exchange rules, (ii) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to certain information rights and protective provisions, and (iii) the CPF Parties agreed to extend the standstill restriction from January 1, 2026 to January 1, 2027 that limits the ownership of the CPF Parties to 49.99% of the Company’s issued and outstanding shares of common stock.
Securities Purchase Agreement - Series D-1 Preferred Stock
On September 8, 2026, the Company entered into a Securities Purchase Agreement (the “Series D-1 Purchase Agreement”) with affiliates of CPF pursuant to which the Company agreed to issue up to $70 million of units (the “Series D-1 Units”) in multiple tranches. The Series D-1 Units consist of (i) shares of the Company’s Series D-1 19.5% Cumulative Preferred Stock (the “Series D-1 Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 22

“Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock of the Company per $1,000,000 of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven (7) years from the date of issuance. The Company sold $14 million of Series D-1 Units on September 9, 2026. The Company issued equity-classified warrants to purchase 0.7 million shares of Class A common stock at an exercise price of $8.98 per share in connection with the Series D-1 Purchase Agreement during the nine months ended September 30, 2026. Such warrants had a fair value of $4.7 million and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets. As of September 30, 2026, there were $56.0 million of units available for issuance under the Series D-1 Purchase Agreement.
The undrawn portion of the Series D-1 Purchase Agreement represents a purchased put option that provides the Company with the right, but not the obligation, to require the purchaser to purchase additional Series D-1 Units at predetermined terms during the commitment period. The Company determined that the purchased put option is a freestanding financial instrument that is not within the scope of ASC 480 and does not qualify for equity classification under ASC 815-40 because it is not indexed to the Company's own stock. Accordingly, the purchased put option is recognized as an asset and subsequently remeasured at fair value at each issuance and reporting date, with changes in fair value recognized in earnings. The initial fair value of the purchased put option was zero. During the three months ended September 30, 2026, the Company recognized a gain of $2.9 million related to the increase in the fair value of the purchased put option. As of September 30, 2026, the remaining fair value of the purchased put option was $2.9 million. The purchased put option was valued using a discounted cash flow methodology that incorporated estimates of the fair values of the associated Series D-1 preferred stock and warrants, with the warrant valuation determined using a Monte Carlo simulation and Black-Scholes option pricing model. Significant unobservable inputs included expected stock price volatility, expected draw dates, expected holding period, risk-free interest rates, and a credit spread used to value the preferred stock.
In connection with the Series D-1 Purchase Agreement, the Company entered into a fourth amended and restated letter agreement (the “Fourth Amended and Restated Letter Agreement”) with the CPF Parties. Pursuant to the Fourth Amended and Restated Letter Agreement, (i) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to designate one additional independent member of the Company’s board of directors, who must be independent and satisfy all applicable requirements regarding service as a director of the Company under applicable law and SEC and stock exchange rules, (ii) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to certain information rights and protective provisions, and (iii) the CPF Parties agreed to extend the standstill restriction from January 1, 2027 to December 31, 2027 that limits the ownership of the CPF Parties to 49.99% of the Company’s issued and outstanding shares of common stock.
Contingent Stock Awards
The Compensation & Nominating Committee of the Company’s Board of Directors has approved certain equity awards that are contingent upon obtaining stockholder approval. Because stockholder approval is considered substantive, there is no accounting grant date until such approval is obtained, and the Company recognizes no compensation expense for these awards before that date. As of September 30, 2026, 0.1 million shares were contingent upon stockholder approval. Upon approval, compensation cost will be measured at the grant-date fair value and recognized over the requisite service period.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 23

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

	September 30, 2026	December 31, 2025
	(in thousands)
ASSETS
Cash	$5,748	$4,776
Clinic fees, insurance and other receivables	391	785
Prepaid expenses and other current assets	104	487
Property and equipment, net	70	32
Intangible assets, net	578	660
Other long-term assets	1,415	1,433
TOTAL ASSETS	$8,306	$8,173
LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable	$406	$394
Accrued expenses and other current liabilities	1,653	241
Accrued payroll	641	887
Claims payable	4,267	4,199
Other long-term liabilities	901	922
Due to consolidated entities of P3	47,148	46,774
TOTAL LIABILITIES	55,016	53,417
MEMBERS’ DEFICIT	(46,710)	(45,244)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$8,306	$8,173

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$6,214	$6,581	$18,687	$20,135
Expense	8,149	6,579	19,948	19,258
Net income (loss)	$(1,935)	$2	$(1,261)	$877
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 24

The following tables provide a summary of the assets, liabilities, and operating performance of the MSO and CPC ACO:

September 30, 2026
(in thousands)
ASSETS
Cash	$513
Health plan receivable	20,746
Prepaid expenses and other current assets	112
Intangible assets, net	862
Goodwill	4,990
Other receivables	714
TOTAL ASSETS	$27,937
LIABILITIES AND MEMBERS’ EQUITY
Accounts payable	$173
Accrued expenses and other current liabilities	7,623
Claims payable	4,723
Due to consolidated entities of P3	3,495
TOTAL LIABILITIES	16,014
Non-controlling interest	—
Accumulated deficit	11,923
MEMBERS’ DEFICIT	11,923
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$27,937

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
	(in thousands)
Revenue	$111,595	$299,158
Expense	99,537	288,233
Net income	$12,058	$10,925
Note 14: Related Parties
CPF, a principal equity holder of the Company, has equity investments in Allymar Health Solutions ("Allymar"), Anderson Family LLC (“Anderson”), and Atrio Health Plans (“Atrio”). Additionally, CPF manages the entities that own the Company’s preferred stock that was issued in exchange for the extinguishment of the VGS 1 through VGS 5 unsecured promissory notes.
Allymar Health Solutions
The Company has a master services agreement in place with Allymar whereby Allymar provides support services and tools for the Company and its contracted providers in arranging for or delivering services to its members. The Company recorded Allymar service expenses of $7.2 million and $17.8 million for the three and nine months ended September 30, 2026 and $3.8 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, which are included in corporate, general and administrative expense in the condensed consolidated statements of operations. The Company recorded accrued expenses of $14.5 million and $9.3 million as of September 30, 2026 and December 31, 2025, respectively. There were no accounts payable as of September 30, 2026 and December 31, 2025.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 25

Anderson Family LLC

The Company has a master services agreement in place with Anderson whereby Anderson provides end-of-life care data analysis and related services for the Company. The Company recorded no service expenses for the three months ended September 30, 2026 and $0.1 million for the nine months ended September 30, 2026, which are included in corporate, general and administrative expense in the condensed consolidated statements of operations. The Company recorded service expenses of $0.1 million and $0.1 million for the same periods in 2025. The Company recorded no accounts payable as of September 30, 2026 and $0.2 million as of December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Capitated revenue	$87,654	$79,972	$273,462	$232,214
Other revenue	$2,303	$1,431	$5,009	$4,128
Medical expense(1)	$89,405	$87,175	$232,318	$272,128
Interest expense(2)	$605	$—	$2,018	$937
(1) Medical expense for the nine months ended September 30, 2026 included reductions of $38.5 million and related net amounts due to Atrio, for relief of prior period medical claims expense.
(2) Interest expense accrues on claims in transit, where Atrio has paid claims on behalf of the Company and has not been reimbursed. Interest accrues at the daily Secured Overnight Financing Rate published by Federal Reserve Bank.

	September 30, 2026	December 31, 2025
	(in thousands)
Health plan receivable	$27,378	$12,693
Accrued expenses and other current liabilities	$4,749	$2,731
Health plan settlements payable	$2,077	$2,409
Claims payable	$122,772	$178,141
VGS Promissory Notes and Warrants
The following tables summarize the Company’s transactions related to the VGS 1, VGS 2, VGS 3, VGS 4 and VGS 5 promissory notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense, net	$—	$8,513	$13,645	$20,167

	September 30,	December 31,
	2026	2025
	(in thousands)
Long-term debt, net	$—	$156,722
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 26

On April 27, 2026, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with various affiliates of CPF, the largest stockholder and debtholder, directly or through affiliates, of the Company (such affiliates, the “Holders”). Refer to Note 8 "Debt" for further disclosure regarding the Exchange Agreement.
Preferred Stock and Warrants

Affiliates of CPF own all of the Company’s outstanding preferred stock, which is summarized in Note 12 “Preferred Stock and Stockholders' Equity”. In connection with the issuances of Series D Preferred Stock, the Company issued equity-classified warrants to purchase a total of 0.9 million shares of Class A common stock during the nine months ended September 30, 2026. Such warrants had a fair value of $21.5 million and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets.

In connection with the issuance of Series D-1 Preferred Stock, the Company issued equity-classified warrants to purchase a total of 0.7 million shares of Class A common stock during the nine months ended September 30, 2026. Such warrants had a fair value of $4.7 million and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets.
Note 15: Income Taxes

The Company’s tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as benefits from changes in the fair value of private placement and public warrants. The Company's effective tax rate for the three and nine months ended September 30, 2026 was different than the U.S. federal statutory tax rate primarily due to the change in the valuation allowance.
During the nine months ended September 30, 2026, the Company’s tax rate was also impacted by the release of $6.4 million of uncertain tax positions primarily related to the reassessment of open state tax positions and changes in the Company's interpretation of recently enacted state tax law. The release of these reserves, which occurred during the three months ended March 31, 2026, reduced income tax expense for the year-to-date period. The Company maintains its estimates for remaining exposures and believes its remaining reserves to be adequate. In addition to the uncertain tax position release, the Company released $2.4 million of accrued interest and penalties related to those positions.
Note 16: Subsequent Events
On October 20, 2026, the Company sold 10 million of Series D-1 Units pursuant to the Series D-1 Purchase Agreement described in Note 12 “Preferred Stock and Stockholders' Equity”, representing 0.1 million shares of Series D-1 Preferred Stock and warrants to purchase 0.5 million shares of Class A Common Stock at an exercise price of $3.81 per share.

P3 Health Partners Inc. | Q3 2026 Form 10-Q | 27

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
We operate in the $1,118 billion Medicare market, which covers more than 71 million eligible lives as of July 2026. Our core focus is the Medicare Advantage (“MA”) market, which covers approximately 36 million Medicare eligible lives as of July 2026. Medicare beneficiaries may enroll in an MA plan, under which payors contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide a defined range of healthcare services that are comparable to Medicare FFS (which is also referred to as “traditional Medicare”).
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
Our company was formed in 2017 and our first at-risk contract became effective on January 1, 2018. We have demonstrated an ability to rapidly scale, primarily entering markets with our affiliate physician model, and expanding to a PCP network of approximately 2,000 physicians, in 26 markets (counties) across five states in over nine full years of operations as of September 30, 2026. As of September 30, 2026, our PCP network served approximately 104,800 at-risk members.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 28

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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 29

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
Effectively Managing Member Medical Expense
Our medical expense is our largest expense category, representing 90% of our total operating expense for the nine months ended September 30, 2026. We manage our medical costs by improving our members’ access to healthcare. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as emergency department visits and acute hospital inpatient admissions.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 30

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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 31

The following table sets forth a reconciliation of our net income (loss), the most directly comparable GAAP metric, to Adjusted EBITDA (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$30,777	$(69,461)	$49,468	$(157,372)
Interest expense, net	5,042	20,527	29,670	39,397
Depreciation and amortization	21,038	21,033	63,156	63,168
Income tax provision (benefit)	23	11	(9,709)	3,065
Mark-to-market of stock warrants and purchased put option	(7,612)	2,540	8,424	(2,784)
Premium deficiency reserve	(27,950)	(23,736)	(41,324)	(36,665)
Equity-based compensation	(421)	1,211	1,496	4,482
Other(1)	(24)	1,964	(104)	1,498
Adjusted EBITDA (loss)	$20,873	$(45,911)	$101,077	$(85,211)
_____________________________________________
(1)Other during the three and nine months ended September 30, 2026 consisted of interest income partially offset by valuation allowance on our notes receivable. Other during the three and nine months ended September 30, 2025 consisted of interest income partially offset by severance expense in connection with reorganization of workforce and legal settlements and valuation allowance on our notes receivable.
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
The following table presents our medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Capitated revenue	$366,291	$341,555	$1,112,188	$1,062,796
Less: medical claims expense	(322,357)	(337,143)	(896,794)	(1,010,569)
Medical margin	$43,934	$4,412	$215,394	$52,227
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 32

The following table sets forth a reconciliation of our gross profit, the most directly comparable GAAP metric, to medical margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$50,343	$(24,536)	$186,713	$(18,916)
Other revenue	(30,053)	(3,698)	(56,927)	(11,470)
Other medical expense	23,644	32,646	85,608	82,613
Medical margin	$43,934	$4,412	$215,394	$52,227
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
The following table presents our gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Total operating revenue	$396,344	$345,253	$1,169,115	$1,074,266
Less: medical claims expense	(322,357)	(337,143)	(896,794)	(1,010,569)
Less: other medical expense	(23,644)	(32,646)	(85,608)	(82,613)
Gross profit	$50,343	$(24,536)	$186,713	$(18,916)
At-Risk Membership
At-risk membership represents the approximate number of Medicare members for whom we receive a fixed percentage of premium under capitation arrangements as of the end of the reporting period. We had 105,000 and 115,900 average at-risk members for the three months ended September 30, 2026 and 2025, respectively.
Affiliate Primary Care Physicians
Affiliate primary care physicians represent the approximate number of primary care physicians included in our affiliate network, with whom members may be attributed under our capitation arrangements, as of the end of the reporting period. We had 2,000 and 2,700 primary care physicians as of September 30, 2026 and 2025, respectively.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 33

The table below represents costs to support our markets and enterprise functions, which are included in corporate, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Platform support costs	$30,238	$17,325	$77,955	$54,380
% of total operating revenue	7.6%	5.0%	6.7%	5.1%
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 34

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
Mark-to-market of stock warrants and purchased put option. Mark-to-market of stock warrants consists of the change in the fair value on the revaluation of warrant liabilities associated with our public and private placement Class A common stock warrants. Mark-to-market of purchased put option consists of the change in the fair value on the revaluation of unissued Series D Units and Series D-1 Units as described in Note 12 “Preferred Stock and Stockholders' Equity”.
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
Additionally, starting January 1, 2026, we consolidate the financial results of CPC ACO and report a non-controlling interest on our condensed consolidated statements of operations, representing the 20% of net income attributable to the non-controlling interest.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 35

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Three Months Ended September 30, 2026	% of Revenue	Three Months Ended September 30, 2025	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$366,291	92%	$341,555	99%
Other revenue	30,053	8	3,698	1
Total operating revenue	396,344	100	345,253	100
Operating expense:
Medical expense	346,001	87	369,789	107
Premium deficiency reserve	(27,950)	(7)	(23,736)	(7)
Corporate, general and administrative expense	34,275	9	22,390	6
Depreciation and amortization	21,038	5	21,033	6
Total operating expense	373,364	94	389,476	112
Operating income (loss)	22,980	6	(44,223)	(12)
Other (expense) income:
Interest expense, net	(5,042)	(1)	(20,527)	(6)
Mark-to-market of stock warrants and purchased put option	7,612	2	(2,540)	(1)
Other	5,250	1	(2,160)	(1)
Total other income (expense)	7,820	2	(25,227)	(8)
Income (loss) before income taxes	30,800	8	(69,450)	(20)
Income tax benefit (provision)	(23)	(1)	(11)	—
Net income (loss)	30,777	7	(69,461)	(20)
Net income (loss) attributable to non-controlling interests	15,156	4	(37,874)	(11)
Net income (loss) attributable to controlling interest	$15,621	3%	$(31,587)	(9)%
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 36

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated. Amounts may not sum due to rounding.

	Nine Months Ended September 30, 2026	% of Revenue	Nine Months Ended September 30, 2025	% of Revenue
	(dollars in thousands)
Operating revenue:
Capitated revenue	$1,112,188	95%	$1,062,796	99%
Other revenue	56,927	5	11,470	1
Total operating revenue	1,169,115	100	1,074,266	100
Operating expense:
Medical expense	982,402	84	1,093,182	102
Premium deficiency reserve	(41,324)	(4)	(36,665)	(3)
Corporate, general and administrative expense	92,438	8	71,016	6
Depreciation and amortization	63,156	5	63,168	6
Total operating expense	1,096,672	93	1,190,701	111
Operating income (loss)	72,443	7	(116,435)	(11)
Other (expense) income:
Interest expense, net	(29,670)	(3)	(39,397)	(4)
Mark-to-market of stock warrants and purchased put option	(8,424)	(1)	2,784	—
Other	5,410	—	(1,259)	—
Total other expense	(32,684)	(4)	(37,872)	(4)
Income (loss) before income taxes	39,759	3	(154,307)	(15)
Income tax (provision) benefit	9,709	1	(3,065)	—
Net income (loss)	49,468	4	(157,372)	(15)
Net income (loss) attributable to redeemable non-controlling interest	25,180	2	(84,943)	(8)
Net income (loss) attributable to controlling interest	$24,288	2%	$(72,429)	(7)%
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Capitated revenue	$366,291	$341,555	$24,736	7%
Other revenue	30,053	3,698	26,355	713%
Total operating revenue	$396,344	$345,253	$51,091	15%
This increase in capitated revenue was primarily driven by an increase in the average rate resulting from ongoing strategic contractual restructuring, as well as from rate progression and burden of illness performance. The increase was partially offset by a 9% decrease in the average number of at-risk members from 115,900 for the three months ended September 30, 2025 to 105,000 for the three months ended September 30, 2026, resulting from previously disclosed intentional network and payer rationalization. Capitated revenue was approximately 92% and 99% of total operating revenue for the three months ended September 30, 2026 and 2025, respectively.
Other revenue was approximately 8% of total operating revenue for the three months ended September 30, 2026 and approximately 1% of total operating revenue for the three months ended September 30, 2025. The increase was
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 37

attributable to management fees for new delegated service contracts and an increase in revenue from incentive‑sharing arrangements related to Part D program incentive initiatives. Of the total increase, $12.7 million was attributable to a change in estimate related to revenue recognized for such incentive-sharing arrangements, as further described in Note 3, “Significant Accounting Policies”.
Medical Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Medical expense	$346,001	$369,789	$(23,788)	(6)%
The decrease in medical expense was driven primarily by a decrease in the total number of at-risk members year-over-year as well as favorable reserve development and claims true-up activity.
Premium Deficiency Reserve

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(27,950)	$(23,736)	$(4,214)	18%
The change in premium deficiency reserve was due to management’s assessment of the profitability of contracts, wherein maturation of our overall contractual arrangements is expected to reduce our future losses.
Corporate, General and Administrative Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$34,275	$22,390	$11,885	53%
The increase in corporate, general and administrative expense was primarily driven by an increase in consulting and legal expenses, as well as an increase in payroll expenses, including an increase in accrued performance bonuses and higher expenses for employee health insurance.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other (expense) income:
Interest expense, net	$(5,042)	$(20,527)	$15,485	(75)%
Mark-to-market of stock warrants and purchased put option	7,612	(2,540)	$10,152	(400)%
Other	5,250	(2,160)	$7,410	(343)%
Total other income (expense)	$7,820	$(25,227)	$33,047	(131)%
The decrease in interest expense, net was primarily due to the conversion of certain of the Company’s unsecured promissory notes to preferred stock that was effected on April 27, 2026. Refer to Note 8 "Debt" for further discussion of the related Exchange Agreement.
The Company recorded a gain of $4.7 million related to its liability-classified stock warrants during the three months ended September 30, 2026, compared to a loss of $2.5 million for three months ended September 30, 2025. The
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 38

Company recorded a gain of 2.9 million related to its Series D-1 purchased put option during the three months ended September 30, 2026, compared to no activity for the three months ended September 30, 2025.
The Company recorded other income of $5.1 million upon the write-off of a liability assumed upon the formation of P3 Commonwealth Innovation MSO, LLC (the “MSO”), which was estimated at $5.1 million as of the accounting acquisition date. During the three months ended September 30, 2026, the Company revised its estimate based on final reconciliation data from CMS.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Capitated revenue	$1,112,188	$1,062,796	$49,392	5%
Other revenue	56,927	11,470	45,457	396%
Total operating revenue	$1,169,115	$1,074,266	$94,849	9%
The increase in capitated revenue was primarily driven by an increase in the average rate resulting from ongoing strategic contractual restructuring, as well as from rate progression and burden of illness performance. The increase was partially offset by a 9% decrease in the average number of at-risk members of 105,700 for the nine months ended September 30, 2026 compared to 115,700 for the nine months ended September 30, 2025, resulting from previously disclosed intentional network and payer rationalization. Capitated revenue was approximately 95% and 99% of total operating revenue for the nine months ended September 30, 2026 and 2025, respectively.
Other revenue was approximately 5% and 1% of total operating revenue for the nine months ended September 30, 2026 and 2025, respectively. The increase was attributable to management fees for new delegated service contracts and an increase in revenue from incentive‑sharing arrangements related to Part D program incentive initiatives. Of the total increase, $12.7 million was attributable to a change in estimate related to revenue recognized for such incentive-sharing arrangements, as further described in Note 3, “Significant Accounting Policies”.
Medical Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Medical expense	$982,402	$1,093,182	$(110,780)	(10)%
The decrease in medical expense was driven by a decrease in the total number of at-risk members year-over-year as well as favorable reserve development and claims true-up activity. Additionally, medical expense for the nine months ended September 30, 2026 included a $56.0 million reduction of prior period medical claims expense.
Premium Deficiency Reserve

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Premium deficiency reserve	$(41,324)	$(36,665)	$(4,659)	13%
The change in premium deficiency reserve was due to management’s assessment of the profitability of contracts, wherein maturation of our overall contractual arrangements are expected to reduce our future losses.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 39

Corporate, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Corporate, general and administrative expense	$92,438	$71,016	$21,422	30%
The increase in corporate, general and administrative expense was primarily driven by an increase in consulting expenses, as well as an increase in accrued performance bonuses. The increase was partially offset by the reversal of $2.0 million of expense related to certain indirect tax returns for which the Company filed amended returns during the period.
Other Income (Expense)

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other (expense) income:
Interest expense, net	$(29,670)	$(39,397)	$9,727	(25)%
Mark-to-market of stock warrants and purchased put option	(8,424)	2,784	$(11,208)	(403)%
Other	5,410	(1,259)	$6,669	(530)%
Total other expense	$(32,684)	$(37,872)	$5,188	(14)%
The decrease in interest expense, net was due to the conversion of certain of the Company’s unsecured promissory notes to preferred stock that was effected on April 27, 2026. Refer to Note 8 "Debt" for further discussion of the related Exchange Agreement.
The Company recorded a loss of $3.3 million related to its liability-classified stock warrants during the nine months ended September 30, 2026, compared to a gain of $2.8 million for nine months ended September 30, 2025. The Company recorded a net loss of $5.2 million related to its purchased put options during the nine months ended September 30, 2026, compared to no activity for nine months ended September 30, 2025.
The Company recorded other income of $5.1 million upon the write-off of a liability assumed upon the formation of P3 Commonwealth Innovation MSO, LLC (the “MSO”), which was estimated at $5.1 million as of the accounting acquisition date. During the three months ended September 30, 2026, the Company revised its estimate based on final reconciliation data from CMS.
Income Tax Benefit (Provision)

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Income tax benefit (provision)	$9,709	$(3,065)	$12,774	417%
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 40

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
Cash Sources
To date, we have financed our operations principally through the cash we obtained upon the consummation of a series of business combinations in December 2021 with Foresight Acquisition Corp. (the “Business Combinations”), private placements of our equity securities, payments from our payors, issuances of promissory notes, and borrowings under the Term Loan Facility. We generate cash from our operations, generally from our contracts with payors. As of September 30, 2026, we had $43.9 million of unrestricted cash available to fund future operations.
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
As of September 30, 2026, we were in compliance with the covenants under our Term Loan Facility; however, there can be no assurance that we will be able to maintain compliance with these covenants in the future or that the lender under the Term Loan Facility or the lenders of any future indebtedness we may incur will grant any waiver or forbearance with respect to such covenants that we may request in the future. The Term Loan Facility matures in September 2027.
Series D Preferred Stock Issuance
On April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”) with affiliates of CPF pursuant to which the Company agreed to issue up to $70 million of units (the “Series D Units”) in multiple tranches. The Series D Units consist of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock (the “Series D Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock of the Company per $1,000,000 of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven (7) years from the date of issuance. The Company sold $51.3 million of Series D Units during the three months ended June 30, 2026, and the remaining $18.7 million of Series D Units during the three months ended September 30, 2026. The Company issued equity-classified warrants to purchase 0.9 million shares of Class A common stock at a weighted average exercise price of $10.73 per share in connection with the Series D Purchase Agreement during the nine months ended September 30, 2026. Such warrants had a fair value of $21.5 million and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets. As of September 30, 2026, there were no units available for issuance under the Series D Purchase Agreement.

P3 Health Partners Inc. | Q3 2026 Form 10-Q | 41

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

Series D-1 Preferred Stock Issuance
On September 8, 2026, the Company entered into a Securities Purchase Agreement (the “Series D-1 Purchase Agreement”) with affiliates of CPF pursuant to which the Company agreed to issue up to $70 million of units (the “Series D-1 Units”) in multiple tranches. The Series D-1 Units consist of (i) shares of the Company’s Series D-1 19.5% Cumulative Preferred Stock (the “Series D-1 Preferred Stock”), and (ii) warrants to purchase Class A Common Stock (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 0.66333% of the outstanding Class A and Class V Common Stock of the Company per $1,000,000 of amount funded, with an exercise price equal to the Nasdaq Minimum Price on the date of issuance of the applicable warrant and a term of seven (7) years from the date of issuance. The Company sold $14 million of Series D-1 Units on September 9, 2026. The Company issued equity-classified warrants to purchase 0.7 million shares of Class A common stock at an exercise price of $8.98 per share in connection with the Series D-1 Purchase Agreement during the nine months ended September 30, 2026. Such warrants had a fair value of $4.7 million and were classified within additional paid-in capital on the Company’s condensed consolidated balance sheets. As of September 30, 2026, there were $56.0 million units available for issuance under the Series D-1 Purchase Agreement.
In connection with the Series D-1 Purchase Agreement, the Company entered into a fourth amended and restated letter agreement (the “Fourth Amended and Restated Letter Agreement”) with the CPF Parties. Pursuant to the Fourth Amended and Restated Letter Agreement, (i) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to designate one additional independent member of the Company’s board of directors, who must be independent and satisfy all applicable requirements regarding service as a director of the Company under applicable law and SEC and stock exchange rules, (ii) for as long as the CPF Parties own 40% of the Company’s outstanding common stock, CPF will be entitled to certain information rights and protective provisions, and (iii) the CPF Parties agreed to extend the standstill restriction from January 1, 2026 to January 1, 2027 that limits the ownership of the CPF Parties to 49.99% of the Company’s issued and outstanding shares of common stock.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 42

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The TRA liability is estimated to be $32.2 million as of September 30, 2026. Due to the Company’s history of losses, the Company has not recorded tax benefits associated with the increase in tax basis as a result of the Business Combinations. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of September 30, 2026.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 43

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(90,066)	$(65,511)
Net cash used in investing activities	(251)	(69)
Net cash provided by financing activities	110,312	59,940
Net change in cash and restricted cash	$19,995	$(5,640)
Operating Activities
Net cash used in operating activities was $90.1 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $65.5 million for the nine months ended September 30, 2025. Significant changes impacting net cash used in operating activities during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 were decreases in claims payable and health plan settlements payable and an increase in health plan receivables.
Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2026 compared to net cash used in investing activities of $0.1 million for the nine months ended September 30, 2025.
Financing Activities
Net cash provided by financing activities was $110.3 million for the nine months ended September 30, 2026, primarily consisting of proceeds from the borrowings on the VGS 5 Promissory Note and issuance of Series D and Series D-1 Preferred Stock and related warrants, and short-term financing agreements for the funding of certain insurance policies. Net cash provided by financing activities was $59.9 million for the nine months ended September 30, 2025, consisting of proceeds from the borrowings on the VGS 4 Promissory Note, VGS 5 Promissory Note, and short-term financing agreements for the funding of certain insurance policies.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to use judgment in the application of accounting policies, including making estimates and assumptions that could affect assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on the best information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. On an ongoing basis, we evaluate the continued appropriateness of our accounting estimates to make adjustments we consider appropriate under the facts and circumstances. Refer to Note 3 “Significant Accounting Policies” for further disclosure.
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
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 44

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 45

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
On April 27, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of CPF, pursuant to which we agreed to issue up to $70.0 million of Series D Units (the “Units”) in multiple tranches. The Series D Units consist of shares of our Series D 19.5% Cumulative Preferred Stock, and warrants to purchase Class A common stock. We sold $10.0 million of Series D Units in the initial closing of the Purchase Agreement, $20.0 million of Units on April 30, 2026, $21.3 million of Units on May 28, 2026 and $18.7 million of Units during the three months ended September 30, 2026. On September 8, 2026, we entered into a Securities Purchase Agreement with affiliates of CPF, pursuant to which we agreed to issue, in multiple tranches, up to $70.0 million of Series D-1 Units, with each Series D-1 Unit consisting of shares of Series D-1 19.5% Cumulative Preferred Stock and warrants to purchase shares of Class A common stock. We sold $14.0 million of Series D-1 Units during the quarter ended September 30, 2026. The Series D Preferred Stock and Series D-1 Preferred Stock have terms that are identical to the other series of preferred stock, other than the dividend rate. Refer to Note 12 “Preferred Stock and Stockholders' Equity” for further disclosure.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 46

All outstanding shares of preferred stock are held by affiliates of CPF. The preferred stock ranks senior to all classes of our common stock with respect to rights to payment of dividends and distribution of assets upon our liquidation, dissolution or winding up. While dividends on the preferred stock are payable only when, as and if declared by our board of directors or upon the occurrence of certain specified liquidity events, the dividends are cumulative and, at our sole election, may be paid in-kind through the issuance of additional shares of preferred stock, which themselves would accrue further cumulative dividends at the applicable rate.
These cumulative preferred stock obligations present a number of risks to holders of our Class A common stock:
•Compounding senior obligation. Cumulative dividends accrue at rates of 13.5% to 19.5% per annum on an aggregate stated value of approximately $342.6 million of preferred stock. If we elect to pay dividends in-kind rather than in cash, the outstanding preferred stock balance will increase over time, generating additional cumulative dividend obligations at the applicable rate. This compounding effect will cause the aggregate senior claim on our assets and earnings to grow, whether or not we are profitable.
•Reduction of earnings available to common stockholders. Cumulative preferred stock dividends are deducted from net income in calculating net income (loss) attributable to our Class A common stockholders and earnings per share. For the three months ended September 30, 2026, we deducted $15.2 million in cumulative preferred stock dividends, reducing net income of $15.6 million attributable to our controlling interest to $0.5 million attributable to Class A common stockholders. As cumulative dividends continue to accrue, this dilutive effect on earnings available to common stockholders will intensify, which could negatively affect the trading price of our Class A common stock.
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
•Concentration of preferred stock ownership. All outstanding shares of preferred stock are held by affiliates of CPF, which is the beneficial owner of approximately 49.99% of our outstanding common stock and has rights under a letter agreement to designate an additional independent member of our board of directors, certain information rights, and certain protective provisions. While the preferred stock does not carry voting rights, CPF’s combined economic position across our preferred stock, common stock, and warrants may give CPF interests that diverge from those of our other common stockholders, particularly with respect to decisions involving the declaration of preferred dividends, the redemption of preferred stock, or the pursuit of strategic alternatives.
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
•Warrant dilution. In connection with the Series D and Series D-1 Preferred Stock issuances, we issued warrants to purchase shares of Class A common stock and entered into a registration rights agreement facilitating the resale of the underlying shares. Exercise of these warrants would dilute existing Class A common stockholders, and the registration of the underlying shares for resale could create additional selling pressure on our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Series D Private Placement. On April 27, 2026, the Company entered into a Securities Purchase Agreement with affiliates of CPF, pursuant to which the Company agreed to issue, in multiple tranches, up to $70.0 million of Series D
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 47

Units, with each Series D Unit consisting of (i) shares of the Company’s Series D 19.5% Cumulative Preferred Stock and (ii) warrants to purchase shares of Class A common stock. The Company sold $51.3 million and $18.7 million of Series D Units during the quarters ended June 30, 2026 and September 30, 2026, respectively.
Series D-1 Private Placement. On September 8, 2026, the Company entered into a Securities Purchase Agreement with affiliates of CPF, pursuant to which the Company agreed to issue, in multiple tranches, up to $70.0 million of Series D-1 Units, with each Series D-1 Unit consisting of (i) shares of the Company’s Series D-1 19.5% Cumulative Preferred Stock and (ii) warrants to purchase shares of Class A common stock. The Company sold $14.0 million of Series D-1 Units during the quarter ended September 30, 2026.
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
The foregoing is a summary of these transactions and does not purport to be complete. Additional information regarding the transactions and the terms of the preferred stock is set forth in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026, May 15, 2026 and September 11, 2026.
Other than as described above, there were no unregistered sales of our equity securities during the quarter ended September 30, 2026, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 48

Item 6. Exhibits.

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 25, 2021, by and between Foresight Acquisition Corp., P3 Health Group Holdings, LLC and FAC Merger Sub LLC.	8-K	001-40033	2.1	6/1/2021
2.2		Transaction and Combination Agreement, dated as of May 25, 2021, by and among Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.2	6/1/2021
2.3		First Amendment to Merger Agreement, dated as of November 21, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.1	11/22/2021
2.4		Second Amendment, dated as of December 3, 2021, to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among Foresight Acquisition Corp., FAC Merger Sub LLC and P3 Health Group Holdings, LLC.	8-K	001-40033	2.4	12/9/2021
2.5		The First Amendment to the Transaction and Combination Agreement between Foresight Acquisition Corp., the Merger Corps, the Blockers, Splitter and the Blocker Sellers.	8-K	001-40033	2.5	12/9/2021
3.1		Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	12/9/2021
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40033	3.1	4/17/2025
3.3		Amended and Restated Bylaws of the Company.	8-K	001-40033	3.1	3/12/2024
3.4		Form of Certificate of Designation of Series A, B, C, and D Cumulative Preferred Stock.	8-K	001-40033	3.1	4/28/2026
3.5		Form of Certificate of Designation of Series D-1 Cumulative Preferred Stock.	8-K	001-40033	3.1	9/11/2026
3.6		Form of Warrant.	8-K	001-40033	10.4	4/28/2026
3.7		Form of Warrant.	8-K	001-40033	10.3	9/11/2026
10.1		Series D-1 Purchase Agreement, dated September 8, 2026, by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.1	9/11/2026
10.2		Form of Registration Rights Agreement by and between P3 Health Partners, Inc. and the Purchasers named therein.	8-K	001-40033	10.2	9/11/2026
10.3		Fourth Amended and Restated Letter Agreement, dated September 8, 2026, by and among P3 Health Partners Inc., Chicago Pacific Founders GP, L.P., Chicago Pacific Founders GP III, L.P., and Chicago Pacific Founders GP IV, L.P.	8-K	001-40033	10.4	9/11/2026
31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 49

Exhibit Number		Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
P3 Health Partners Inc. | Q3 2026 Form 10-Q | 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2026	P3 Health Partners Inc.

	By:	/s/ Leif Pedersen
Leif Pedersen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)